Form 10-Q
period 2012-07-31
BakerCorp International, Inc.
filed 2012-09-13
CIK 1550377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 333-181780

BAKERCORP INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4315148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3020 Old Ranch Parkway, Suite 220, Seal Beach, California	90740
(Address of principal executive offices)	(Zip Code)

(562) 430-6262

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BakerCorp International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands)

	July 31, 2012	January 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,672	$36,996
Trade accounts receivable, less allowance for doubtful accounts of $4,428 at July 31, 2012 and $4,921 at January 31, 2012	58,867	55,824
Inventory, net	1,566	1,650
Prepaid expenses and other current assets	3,246	5,638
Deferred tax assets	9,068	2,869

Total current assets	92,419	102,977
Property and equipment, net	360,089	343,630
Goodwill	319,309	323,386
Other intangible assets, net	471,079	481,197
Deferred financing costs, net	928	975
Deferred tax assets	64,970	73,029

Total assets	$1,308,794	$1,325,194

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$16,386	$23,808
Accrued expenses	20,128	25,695
Current portion of long-term debt (net of deferred financing costs of $2,886 at July 31, 2012 and $3,231 at January 31, 2012)	1,014	669

Total current liabilities	37,528	50,172
Long-term debt, net of current portion (net of deferred financing of $17,229 at July 31, 2012 and $17,714 at January 31, 2012)	604,971	606,436
Deferred tax liabilities	277,702	278,289
Fair value of interest rate swap liabilities	6,160	6,003
Other long-term liabilities	1,833	2,166

Total liabilities	928,194	943,066

Commitments and contingencies	—	—

Shareholder’s equity:
Common stock, $.01 par value;	—	—
Authorized 100,000 shares; 100 shares issued and outstanding
Additional paid-in capital	395,966	394,601
Accumulated other comprehensive loss	(22,930)	(14,723)
Retained earnings	7,564	2,250

Total shareholder’s equity	380,600	382,128

Total liabilities and shareholder’s equity	$1,308,794	$1,325,194

See accompanying notes.

BakerCorp International, Inc. and Subsidiaries (Successor) and

LY BTI Holdings Corp. and Subsidiaries (Predecessor)

Condensed Consolidated Statements of Operations (unaudited)

(Dollars in Thousands)

	Successor		Predecessor
	Three Months Ended July 31, 2012	Two Months Ended July 31, 2011	One Month Ended May 31, 2011
Revenue:
Rental revenue	$62,735	$42,844	$20,719
Sales revenue	4,495	2,857	1,476
Service revenue	10,441	6,389	3,318

Total revenue	77,671	52,090	25,513

Operating expenses:
Employee related expenses	22,054	12,023	11,720
Rental expenses	9,497	6,379	3,425
Repair and maintenance	3,732	2,242	1,183
Cost of goods sold	2,747	1,840	802
Facility expenses	5,086	2,989	1,414
Professional fees	2,001	554	10,740
Management fees	145	83	9,334
Merger and acquisition cost	—	10,528	—
Other operating expenses	3,789	2,418	1,427
Depreciation and amortization	14,628	12,744	2,735
Gain on sale of equipment	(452)	(229)	(190)

Total operating expenses	63,227	51,571	42,590

Income (loss) from operations	14,444	519	(17,077)

Other expenses:
Interest expense, net	10,930	7,220	4,275
Loss on extinguishment of debt	—	—	3,338
Foreign currency exchange loss, net	131	—	2
Accrued unrealized loss on interest rate swaps	—	—	28,934
Unrealized loss on interest rate swaps	—	—	1,239

Total other expenses, net	11,061	7,220	37,788

Income (loss) before income tax expense (benefit)	3,383	(6,701)	(54,865)
Income tax expense (benefit)	1,282	(3,239)	(19,162)

Net income (loss)	$2,101	$(3,462)	$(35,703)

See accompanying notes.

BakerCorp International, Inc. and Subsidiaries (Successor) and

LY BTI Holdings Corp. and Subsidiaries (Predecessor)

Condensed Consolidated Statements of Operations (unaudited)

(Dollars in Thousands)

	Successor		Predecessor
	Six Months Ended July 31, 2012	Two Months Ended July 31, 2011	Four Months Ended May 31, 2011
Revenue:
Rental revenue	$123,582	$42,844	$77,710
Sales revenue	9,567	2,857	5,770
Service revenue	20,557	6,389	11,474

Total revenue	153,706	52,090	94,954

Operating expenses:
Employee related expenses	44,215	12,023	29,945
Rental expenses	18,112	6,379	12,373
Repair and maintenance	6,906	2,242	4,596
Cost of goods sold	5,708	1,840	3,112
Facility expenses	9,914	2,989	5,594
Professional fees	3,423	554	13,536
Management fees	279	83	9,927
Merger and acquisition cost	—	10,528	—
Other operating expenses	6,252	2,418	4,189
Depreciation and amortization	28,833	12,744	11,125
Gain on sale of equipment	(305)	(229)	(558)

Total operating expenses	123,337	51,571	93,839

Income from operations	30,369	519	1,115

Other expenses:
Interest expense, net	21,342	7,220	16,349
Loss on extinguishment of debt	—	—	3,338
Foreign currency exchange loss, net	131	—	2
Accrued unrealized loss on interest rate swaps	—	—	28,934
Unrealized loss on interest rate swaps	—	—	3,310

Total other expenses, net	21,473	7,220	51,933

Income (loss) before income tax expense (benefit)	8,896	(6,701)	(50,818)
Income tax expense (benefit)	3,582	(3,239)	(16,836)

Net income (loss)	$5,314	$(3,462)	$(33,982)

See accompanying notes.

BakerCorp International, Inc. and Subsidiaries (Successor) and LY

BTI Holdings Corp. and Subsidiaries (Predecessor)

Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)

(Dollars in Thousands)

	Successor		Predecessor
	Three Months Ended July 31, 2012	Two Months Ended July 31, 2011	One Month Ended May 31, 2011
Net income (loss)	$2,101	$(3,462)	$(35,703)
Other comprehensive income, net of tax
Unrealized (loss) gain on interest rate swap agreements	(359)	(1,932)	15,688
Foreign currency translation adjustments	(8,488)	(145)	(361)
Postretirement benefits	—	—	117

Other comprehensive (loss) income	(8,847)	(2,077)	15,444

Total comprehensive (loss) income	$(6,746)	$(5,539)	$(20,259)

See accompanying notes.

BakerCorp International, Inc. and Subsidiaries (Successor) and LY

BTI Holdings Corp. and Subsidiaries (Predecessor)

Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)

(Dollars in Thousands)

	Successor		Predecessor
	Six Months Ended July 31, 2012	Two Months Ended July 31, 2011	Four Months Ended May 31, 2011
Net income (loss)	$5,314	$(3,462)	$(33,982)
Other comprehensive income, net of tax
Unrealized (loss) gain on interest rate swap agreements	(97)	(1,932)	19,480
Foreign currency translation adjustments	(8,110)	(145)	1,451
Postretirement benefits	—	—	196

Other comprehensive (loss) income	(8,207)	(2,077)	21,127

Total comprehensive loss	$(2,893)	$(5,539)	$(12,855)

See accompanying notes.

BakerCorp International, Inc. and Subsidiaries (Successor) and

LY BTI Holdings Corp. and Subsidiaries (Predecessor)

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in Thousands)

	Successor		Predecessor
	Six Months Ended July 31, 2012	Two Months Ended July 31, 2011	Four Months Ended May 31, 2011
Operating activities
Net income (loss)	$5,314	$(3,462)	$(33,982)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	224	444	900
Stock compensation expense	1,245	191	2,378
Gain on sale of equipment	(305)	(229)	(558)
Depreciation and amortization	28,835	12,744	11,125
Amortization of deferred financing costs	876	566	429
Unrealized loss on interest rate swaps	97	—	3,310
Loss on extinguishment of debt	—	—	3,338
Accrued unrealized loss on interest rate swaps	—	—	28,934
Deferred income taxes	1,889	210	(15,971)
Amortization of acquisition liabilities	333	(111)	—
Changes in assets and liabilities:
Trade accounts receivable	(3,571)	(3,922)	(8,192)
Inventory	84	31	(144)
Prepaid expenses and other current assets	2,328	303	832
Accounts payable and accrued expenses	(13,483)	4,228	24,701

Net cash provided by operating activities	23,866	10,993	17,100

Investing activities
Acquisition of business, net of cash acquired	—	(961,377)	—
Purchases of property and equipment	(40,728)	(8,525)	(10,722)
Proceeds from sale of equipment	1,593	703	860

Net cash used in investing activities	(39,135)	(969,199)	(9,862)

Financing Activities
Repayments of long-term debt and capital leases	(1,950)	—	(4,117)
Proceeds from stock options exercised	120	—	—
Proceeds from issuance of long-term debt	—	630,000	—
Issuance of common stock	—	390,614	—
Payment of deferred financing costs	—	(24,181)	—

Net cash (used in) provided by financing activities	(1,830)	996,433	(4,117)

Effect of foreign currency translation on cash	(225)	(32)	(570)

Net (decrease) increase in cash and cash equivalents	(17,324)	$38,195	2,551
Cash and cash equivalents, beginning of period	36,996	—	14,088

Cash and cash equivalents, end of period	$19,672	$38,195	$16,639

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$20,489	$36	$18,481
Income taxes	$2,938	$115	$1,100

See accompanying notes.

BakerCorp International, Inc. and Subsidiaries (Successor) and

LY BTI Holdings Corp. and Subsidiaries (Predecessor) Notes to

Condensed Consolidated Financial Statements (unaudited)

Note 1. Organization, Description of Business, and Basis of Presentation

On April 12, 2011, LY BTI Holdings Corp. and Subsidiaries, (the “Predecessor”), and its primary stockholder, Lightyear Capital, LLC (solely in its capacity as stockholder representative), (collectively, the “Sellers”), entered into an agreement (the “Transaction Agreement”) to be purchased by B-Corp Holdings, Inc. (“B-Corp”), an entity controlled by funds (the “Permira Funds”) advised by Permira Advisers L.L.C. (the “Sponsor”) (the “Transaction”). As part of the Transaction, the Predecessor also agreed to a plan of merger (“Merger” or “Merger Agreement”), with B-Corp Merger Sub, Inc. and its parent company, B-Corp, pursuant to which the Predecessor would merge with B-Corp Merger Sub, Inc. with the Predecessor surviving the Merger and changing its name to BakerCorp International, Inc. (the “Company,” “BakerCorp” or the “Successor”). B-Corp changed its name to BakerCorp International, Holdings, Inc. (“BCI Holdings”) and owns one hundred percent of the outstanding equity of the Company. BCI Holdings is owned by the Permira Funds, along with certain Rollover Investors and Co- Investors which own, indirectly, one hundred percent of the outstanding stock of BCI Holdings. The Transaction and Merger were completed on June 1, 2011. See Note 3 for additional discussion.

Other than the name change, our primary business activities remained unchanged after the Transaction and Merger. As a result of the Transaction, we applied the acquisition method of accounting and established a new accounting basis on June 1, 2011. Periods presented prior to June 1, 2011 represent the operations of the Predecessor, and periods presented after June 1, 2011 represent the operations of the Successor.

We are a provider of liquid and solid containment solutions, operating within a specialty sector of the broader industrial services industry. Our revenue is generated by providing customized solutions, service and rental equipment to our customers. We rent a wide variety of steel and polyethylene temporary storage tanks, roll-off containers, pumps, filtration, pipes, hoses and fittings, shoring, and related products to a broad range of customers for a number of applications. Tank and roll-off container applications include the storage of water, chemicals, waste streams, and solid waste. Pump applications include the pumping of groundwater, municipal waste and other fluids. Filtration applications include the separation of various solids from liquids. We have branch locations in 24 states in the U.S. as well as branches in Mexico, Canada, the Netherlands, France, Germany and the United Kingdom. As used herein, the terms “Company,” “we,” “us,” and “our” refer to BakerCorp and its subsidiaries, unless the context indicates to the contrary.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature and certain reclassifications have been made to prior year amounts to conform to the current year presentation. Information and footnote disclosures normally included in financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany balances and transactions have been eliminated.

Our results of operations for the three and six months ended July 31, 2012 are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending January 31, 2013. These unaudited consolidated financial statements should be read in conjunction with the “Risk Factors,” “Management Discussion and Analysis of Financial Conditions and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the “Financial Statements and Supplementary Data” and notes thereto included in the Registration Statement on Form S-4 (File No. 333-181780) declared effective by the SEC on September 5, 2012 (the “Registration Statement”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make a number of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate our estimates, judgments and assumptions, including those related to revenue recognition, allowances for doubtful accounts, warranties, inventory valuation, impairment of long-lived assets, intangible assets and goodwill, income taxes and stock-based compensation expense. Our estimates, judgments and assumptions are based on historical experience, future expectations and other factors which we believe to be reasonable. Actual results may differ from the original or revised estimates. Any adjustment to the assumptions, estimates, and judgments may be material.

Refer to Note 1 of the notes to the January 31, 2012 condensed consolidated financial statements included in the Registration Statement for a summary of our significant accounting policies.

Reclassifications

Certain line items in the prior year statement of operations have been reclassified to conform to the current period presentation. Certain amounts currently classified as professional fees and management fees have been reclassified from other operating expenses. The impact of these reclassifications is immaterial to the financial statements as a whole.

Note 2. Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011. We adopted this ASU beginning February 1, 2012.

During June 2011, the FASB issued ASU No. 2011-05 which requires an entity to present the components of net income and the components of other comprehensive (loss) income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this ASU beginning February 1, 2012 and have applied it retrospectively by displaying separate statements of other comprehensive income (loss).

New Accounting Pronouncements

During July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This pronouncement simplified the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendments allow an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU No. 2012-02 is not expected to have a significant impact to our consolidated financial position or results of operations.

Note 3. Transaction Agreement

In connection with the Transaction Agreement discussed in Note 1, on June 1, 2011 the following occurred:

•

B-Corp Merger Sub, Inc. merged into LY BTI Holdings Corp. (which changed its legal name to BakerCorp International, Inc.), and each share of capital stock of B-Corp Merger Sub, Inc. was converted into one share of BakerCorp International, Inc. common stock;

•	each existing share of LY BTI Holdings Corp. common stock, other than the Rollover Shares described below, was cancelled and automatically converted into and exchanged for the right to receive cash;

•

certain shares of LY BTI Holdings Corp. common stock and options (the “Rollover Shares”) held by management and other employees who so elected (the “Rollover Investors”) were exchanged for shares of capital stock and options of BakerCorp International Holdings, Inc.; and

•	each share of LY BTI Holdings Corp. common stock held in treasury was cancelled and retired without any conversion.

Additionally, at the time the certificate of merger was filed, each stock option issued pursuant to the Company’s 2005 Stock Incentive Plan and the Baker Tanks 2004 Stock Option Plan, other than options that certain of the holders elected to rollover into the new stock option plan, were converted into and exchanged for the right to receive cash as specified in the Merger Agreement.

At the date of the transaction, there were 49.6 million shares of LYBTI common stock that were outstanding. There were 5.9 million options with a weighted average exercise price $3.03 per share. All options become fully vested as a result of the transaction. The total cash consideration of $978.0 million for the Transaction was used to (i) retire Predecessor debt and accrued interest, (ii) fund the termination obligations of interest rate swap agreements, (iii) fund $25.7 million of Transaction expenses (exclusive of merger and acquisition costs and stock option expenses) and the balance was distributed to shareholders. Please see the table below for the Predecessor purchase price distribution.

Predecessor Company

Purchase Price Distribution

(Dollars in Thousands, except for shares and options and price per share)

Purchase price	$978,015
Repayment of outstanding debt, including interest	(490,446)
Settlement of interest rate swaps, including interest of $1,467	(39,669)
Transaction expenses	(25,670)

Purchase price available to shareholders	422,230
Proceeds from the exercise of vested options	18,007

$440,237
Outstanding LYBTI shares and options	55,515,502

Price per common share	$7.93

Management of the predecessor elected to accept shares of the Successor Company in consideration of approximately 468,400 shares of the Predecessor Company at a value of $3.6 million. Management received 36,399 shares of the Successor Company at the same value.

Management also elected to roll approximately 2,280,000 options at an average exercise price of $2.79 per share for 177,194 options of the Successor Company at a fair value of $11.4 million.

The total value of Predecessor shares and options which were exchanged or “rolled” for shares and options (“Rollover equity”) of the Successor Company totaled $15.0 million.

Consideration

The aggregate purchase price paid by B-Corp Holdings, Inc. at the time of the Merger was an amount in cash equal to (i) $960.0 million, plus (ii) our estimated cash, plus or minus (iii) our estimated net working capital surplus or deficit, plus or minus (iv) our estimated aggregate amount of capital expenditure surplus or deficit from February 1, 2011 through the date immediately preceding the closing, plus (v) aggregate fair value of all options, minus (vi) our estimated transaction expenses. At June 1, 2011, the final consideration paid by B-Corp Holdings, Inc. equaled $978.0 million and the fair value of all consideration transferred was $988.5 million.

(In thousands)
Buyer’s consideration
Initial purchase price	$978,015
Permira added cash contribution	7,821

Total consideration	985,836
Fair value of rollover options	2,631

Total buyer’s consideration	$988,467

In addition to the $978.0 million of cash consideration to purchase the company, B-Corp Holdings, Inc. contributed $10.6 million to fund merger and acquisition cost and $7.8 million as an additional cash contribution to fund growth initiatives.

The Financing Transactions

B-Corp Holdings, Inc. financed the Transaction with:

•	an equity contribution of approximately $390.0 million provided by the Permira Funds, the Rollover Investors, and certain additional individual investors (the “Co-Investors”);

•

a senior secured credit facility (the “Credit Facility”) in an aggregate principal amount of up to $435.0 million that includes a $390.0 million term loan facility and a $45.0 million revolving credit facility (with an available balance of $45.0 million as of June 1, 2011 and January 31, 2012);

•	$240.0 million in aggregate principal amount of senior unsecured notes (the “Notes”) issued in the Company’s debt offering which closed on June 1, 2011.

The equity contribution described above included cash contributions from the Permira Funds and the Co-Investors as well as the rollover of shares of capital stock and options by the Rollover Investors. See Note 8 for additional discussion. The table below presents the sources and uses of cash related to the Transaction (in thousands).

Sources and Uses

Equity contribution of investors	$375,614
Rollover equity of management	15,000
Net proceeds of credit facility	375,443
Net proceeds of Senior Notes	230,351

Total sources	$996,408

Purchase price	$978,015
Permira added contribution	7,821

Total consideration	985,836
Cash contribution for merger and acquisition cost	10,572

Total uses	$996,408

Purchase Price Allocation

The Transaction was accounted for using the acquisition method under ASC Topic 805, Business Combinations. Under the acquisition method, the purchase price was allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder allocated to goodwill. None of the goodwill recorded in connection with the Transaction will be deductible for income tax purposes. The purchase price allocation is summarized in the following table (in thousands):

Fair value of tangible assets and liabilities acquired:
Cash and cash equivalents	$24,459
Trade accounts receivable	53,216
Inventory	862
Prepaid expenses and other current assets	2,306
Property and equipment	325,588
Deferred tax assets	79,594
Accounts payable	(13,311)
Other short term liabilities	(20,421)
Other long-term liabilities	(2,611)
Deferred tax liabilities	(284,107)

Total net tangible assets and liabilities		165,575

Fair value of identifiable intangible assets acquired:
Customer relationships (25-year life)	406,443
Trade names (indefinite life)	88,433
Goodwill	328,016

Total identified intangible assets acquired		822,892

Total purchase price		$988,467

Transaction Costs

During the four months ended May 31, 2011, the Predecessor recorded Transaction costs of $58.8 million. These costs primarily include $15.2 million of accounting, investment banking, legal and other costs associated with the Transaction and a non-cash charge for stock compensation of approximately $2.0 million in the period ended May 31, 2011 resulting from the acceleration of stock options and restricted stock. Additionally, to settle the monitoring fee agreement, the Company paid the Former Sponsor $9.3 million in fees and expenses, which is reflected within management fees in the statement of operations for the four months ended May 31, 2011. During the period from June 1, 2011 through January 31, 2012, the Company recorded Transaction costs of $11.2 million consisting primarily of merger and acquisition costs of $10.5 million and other professional fees related to the Transaction.

	Predecessor			Successor
(In thousands)	Three Months Ended April 30, 2011	One Month Ended May 31, 2011	Four Months Ended May 31, 2011	Two Months Ended July 31, 2011	Six Months Ended January 31, 2012	Eight Months Ended January 31, 2012	Total
Operating expenses:
Management fees-sponsor expenses	$—	$9,337	$9,337	$—	$—	$—	$9,337
Professional fees-investment banking expenses	—	9,791	9,791	—	—	—	9,791
Merger and acquisition costs	—	—	—	10,528	—	10,528	10,528
Employee related expenses-bonus expenses		2,789	2,789	—	—	—	2,789
Professional fees-legal expenses	1,274	559	1,833	—	68	68	1,901
Professional fees-accounting	364	236	600	45	542	587	1,187
Professional fees-consulting	—	—	—	—	25	25	25
Other operating expenses	138	52	190	—	20	20	210
Employee related expenses-stock option expenses	—	1,995	1,995	—	—	—	1,995

Total operating expenses	1,776	24,759	26,535	10,573	655	11,228	37,763

Non-operating expenses:
Loss on extinguishment of debt	—	3,338	3,338	—	—	—	3,338
Accrued unrealized loss on interest rate swaps	—	28,934	28,934	—	—	—	28,934

Total non-operating expenses	—	32,272	32,272	—	—	—	32,272
Total Transaction expenses	$1,776	$57,031	$58,807	$10,573	$655	$11,228	$70,035

Pro Forma Financial Information

The following pro forma financial data summarizes our results of operations as if the Transaction occurred on February 1, 2011:

	Successor		Predecessor
(In thousands)	Three Months Ended July 31, 2012	Two Months Ended July 31, 2011	One Month Ended May 31, 2011
Revenue	$77,671	$52,090	$25,513
Net income (loss)	$2,781	$4,820	$(4,696)

	Successor		Predecessor
(In thousands)	Six Months Ended July 31, 2012	Two Months Ended July 31, 2011	Four Months Ended May 31, 2011
Revenue	$153,706	$52,090	$94,954
Net income (loss)	$6,121	$4,820	$(2,016)

The pro forma financial data is provided for informational purposes only and is not necessarily indicative of what our results of operations would have been had the Transaction occurred on February 1, 2011, or the results of operations for any future periods. The pro forma adjustments include (i) adjustments to net income for the depreciation and amortization expense booked as a result of fair value adjustments to property and equipment, post-employment benefits and the customer relationships intangible asset; (ii) reduced interest expense due to new debt; (iii) reversal of loss on interest rate swaps; and (iv) amortization of an above market rate lease liability. Pro forma adjustments are summarized in the table below:

	Successor		Predecessor
(In thousands)	Three Months Ended July 31, 2012	Two Months Ended July 31, 2011	One Month Ended May 31, 2011
Pro forma net income (loss)	$2,781	$4,820	$(4,696)
Net income (loss)	2,101	(3,462)	(35,703)

Pro forma change in net income (loss)	680	8,282	31,007

Depreciation and amortization due to fair value adjustments	613	2,710	(8,837)
Interest expense due to new debt	546	130	730
Post-retirement benefit expense	—	—	(8)
Amortization of above market lease	—	—	57
Reversal of accounting and legal fees related to the Transaction	—	45	10,587
Reversal of merger and acquisition fees related to the Transaction	—	10,528	—
Reversal of sponsor management fees related to the Transaction	—	—	9,334
Reversal of compensation expense related to the Transaction	—	—	4,784
Reversal of meeting expense related to the Transaction	—	—	17
Reversal of other operating expense related to the Transaction	—	—	38
Reversal of loss on interest rate swaps	—	—	30,173
Reversal of loss on extinguishment of debt	—	—	3,338
Income tax change based on above adjustments	(479)	(5,131)	(19,206)

Pro forma change in net income (loss)	$680	$8,282	$31,007

	Successor		Predecessor
(In thousands)	Six Months Ended July 31, 2012	Two Months Ended July 31, 2011	Four Months Ended May 31, 2011
Pro forma net income (loss)	$6,121	$4,820	$(2,016)
Net income (loss)	5,314	(3,462)	(33,982)

Pro forma change in net income (loss)	807	8,282	31,966

Depreciation and amortization due to fair value adjustments	804	2,710	(12,800)
Interest expense due to new debt	571	130	2,251
Post-retirement benefit expense	—	—	(30)
Amortization of above market lease	—	—	228
Reversal of accounting and legal fees related to the Transaction	—	45	12,224
Reversal of merger and acquisition fees related to the Transaction	—	10,528	—
Reversal of sponsor management fees related to the Transaction	—	—	9,334
Reversal of compensation expense related to the Transaction	—	—	4,794
Reversal of meeting expense related to the Transaction	—	—	82
Reversal of other operating expense related to the Transaction	—	—	101
Reversal of loss on interest rate swaps	—	—	32,244
Reversal of loss on extinguishment of debt	—	—	3,338
Income tax change based on above adjustments	(568)	(5,131)	(19,800)

Pro forma change in net income	$807	$8,282	$31,966

Note 4. Inventories, net

Our inventory is composed of finished goods which we purchase and hold for resale. Inventory is valued at the lower of cost or market value. The approximate cost is determined using the first-in, first-out basis. We write down our inventory for the estimated difference between the inventory’s approximate cost and its estimated market value based upon our best estimates of market conditions.

We carry inventory in amounts necessary to satisfy our customers’ inventory requirements on a timely basis. We continually monitor our inventory status to control inventory levels and write down any excess or obsolete inventories on hand.

Inventories consisted of the following at the dates indicated:

(In thousands)	As of July 31, 2012	As of January 31, 2012
Finished goods	$2,076	$2,178
Less: inventory reserve	(510)	(528)

Inventories, net	$1,566	$1,650

Note 5. Property and Equipment, net

Property and equipment, net consists of the following at July 31, 2012:

(In thousands)	Cost	Accumulated depreciation	Net Carrying Amount
Assets Held for Rent:
Berms	$2,063	$(1,043)	$1,020
Boxes	21,923	(4,096)	17,827
Filtration	4,247	(1,415)	2,832
Generators and light towers	229	(86)	143
Pipes, hoses and fittings	11,989	(7,563)	4,426
Poly tanks	2,962	(691)	2,271
Pumps	31,458	(7,803)	23,655
Shoring	1,433	(909)	524
Steel tanks	300,372	(19,460)	280,912
Tank trailers	1,888	(507)	1,381
Other	(759)	—	(759)

Total Assets Held for Rent	377,805	(43,573)	334,232

Assets Held for Use:
Leasehold improvements	2,033	(325)	1,708
Machinery and equipment	21,763	(8,787)	12,976
Office furniture and equipment	3,657	(1,419)	2,238
Construction in progress	8,935	—	8,935

Total Assets Held for Use	36,388	(10,531)	25,857

Total	$414,193	$(54,104)	$360,089

Property and equipment, net consists of the following at January 31, 2012:

(In thousands)	Cost	Accumulated depreciation	Net Carrying Amount
Assets Held for Rent:
Pipes, hoses and fittings	$9,511	$(4,184)	$5,327
Berms	1,622	(646)	976
Filtration	4,198	(915)	3,283
Shoring	1,062	(573)	489
Generators and light towers	219	(66)	153
Pumps	22,923	(4,691)	18,232
Boxes	21,873	(2,659)	19,214
Poly tanks	2,053	(542)	1,511
Tank trailers	1,870	(321)	1,549
Steel tanks	282,406	(12,108)	270,298
Other	2,088	—	2,088

Total Assets Held for Rent	349,825	(26,705)	323,120

Assets Held for Use:
Leasehold improvements	1,727	(153)	1,574
Office furniture and equipment	2,786	(926)	1,860
Machinery and equipment	16,766	(6,170)	10,596
Construction in progress	6,480	—	6,480

Total Assets Held for Use	27,759	(7,249)	20,510

Total	$377,584	$(33,954)	$343,630

As of July 31, 2012 and January 31, 2012, included in property and equipment, net were $39.3 million and $34.7 million, respectively, of net fixed assets located outside of the United States. We had $32.6 million and $30.6 million of net fixed assets located in Europe as of July 31, 2012 and January 31, 2012, respectively.

Depreciation expense, including amortization of property under capital leases, for the three and six months ended July 31, 2012 (Successor), the two months ended July 31, 2011 (Successor), and the one and four months ended May 31, 2011 (Predecessor), was $10.6 million, $20.8 million, $5.0 million, $2.5 million, and $10.0 million, respectively.

Note 6. Goodwill and Other Intangible Assets, net

Goodwill

Goodwill by reportable segment on July 31, 2012 and January 31, 2012 and the changes in the carrying amount of goodwill during the six months ended July 31, 2012 were the following:

(In thousands)	North America	Europe	Total
Balance as of January 31, 2012	$263,148	$60,238	$323,386
Goodwill adjustments (1)	—	(4,077)	(4,077)

Balance as of July 31, 2012	$263,148	$56,161	$319,309

(1)	The adjustment included in Europe goodwill was the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.

Intangible Assets, Net

The components of intangible assets, net on July 31, 2012 and January 31, 2012 were the following:

	As of July 31, 2012			As of January 31, 2012
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Carrying amount:
Customer relationships (25 years)	$403,015	$(18,807)	$384,208	$404,455	$(10,785)	$393,670
Trade names (Indefinite)	86,871	—	86,871	87,527	—	87,527

Total carrying amount	$489,886	$(18,807)	$471,079	$491,982	$(10,785)	$481,197

Estimated amortization expense for the fiscal years ending January 31 is as follows:

(In thousands)
Remainder of 2013	$8,099
2014	16,121
2015	16,121
2016	16,121
2017	16,121
Thereafter	311,625

Total	$384,208

For the three and six months ended July 31, 2012 (Successor), the two months ended July 31, 2011 (Successor), and the one and four months ended May 31, 2011 (Predecessor), amortization expense related to intangible assets was $4.0 million, $8.1 million, $2.6 million, $0.3 million, and $1.1 million, respectively.

Note 7. Accrued Expenses

Accrued expenses consisted of the following on July 31, 2012 and January 31, 2012:

(In thousands)	As of July 31, 2012	As of January 31, 2012
Accrued bonus	$2,991	$6,718
Accrued insurance	1,987	1,978
Accrued interest	3,300	3,300
Accrued profit share payable	598	2,100
Accrued salaries and wages	1,471	1,225
Accrued sales, property and franchise taxes	4,407	4,907
Accrued vacation	1,945	1,754
Other accrued compensation	877	893
Other accrued expenses	2,552	2,820

Total accrued expenses	$20,128	$25,695

Note 8. Fair Value Measurements

A three-tier fair value hierarchy is used to prioritize the inputs used in measuring fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are the following:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities;

•	Level 2 – Observable inputs other than quoted market prices included in Level 1, that are observable or can be corroborated by observable market data; and

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Our financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, inventory, accounts payable, accrued expenses and debt.

Cash and cash equivalents, trade accounts receivable, inventory, accounts payable, accrued expenses — These financial instruments are recorded at historical cost as it approximates fair value due to their short-term nature.

Debt — Debt is recorded in the financial statements at historical cost. The fair values of our senior notes and senior term loan disclosed below are based on the latest sales price for such instruments obtained from a third party at the end of the period.

Interest Rate Swaps — Interest rate swap contracts are recorded in the consolidated financial statements at fair value. At July 31, 2012, we had interest rate swap contracts with a total notional principal of $210.0 million. For these interest rate swap contracts, we have agreed to pay fixed interest rates while receiving a floating interest rate. The purpose of holding these interest rate swap contracts is to hedge against the upward movement of LIBOR and the associated interest expense we pay on our external variable rate credit facilities.

The fair value of interest rate swap contracts is calculated based on the fixed rate, notional principal, settlement date, present value of the future cash flows, terms of the agreement and future floating interest rates as determined by a future interest rate yield curve. The model used to value the interest rate swap contracts is based upon well recognized financial principles and data which can be validated through readily observable data by external sources. Although readily observable data is used in the valuations, different valuation methodologies could have an effect on the estimated fair value. Accordingly, the inputs used to determine the interest rate swap contracts are categorized as Level 2.

At July 31, 2012 (Successor) and January 31, 2012 (Successor), the weighted average fixed interest rate of our interest rate swap contracts was 2.16%, and the weighted average remaining life was 3.4 years and 3.9 years, respectively. For the three and six months ended July 31, 2012 (Successor), the two months ended July 31, 2011

(Successor), and the one and four months ended May 31, 2011 (Predecessor), we included within interest expense $0.5 million, $1.0 million, $0.02 million, $1.4 million, and $5.1 million, respectively related to the interest rate swap contracts.

Liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurement using
(In thousands)	As of July 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap agreements	$6,160	$—	$6,160	$—
Senior term loan	386,583	—	386,583	—
Senior notes	239,100	—	239,100	—

Total	$631,843	$—	$631,843	$—

		Fair value measurement using
(In thousands)	As of January 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap agreements	$6,003	$—	$6,003	$—
Senior term loan	388,050	—	388,050	—
Senior notes	240,000	—	240,000	—

Total	$634,053	$—	$634,053	$—

Note 9. Debt

On June 1, 2011, in connection with the Transaction discussed in notes 1 and 3 above, we (i) entered into a $435.0 million Credit Facility, consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility ($45.0 million available as of July 31, 2012) and (ii) on June 1, 2011 issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”).

Long-term debt consists of the following:

(In thousands)	On July 31, 2012	On January 31, 2012
Senior Term Loan, maturing June 1, 2018, subject to credit agreement referred to below, payable in quarterly installments of $975 thousand through April 30, 2018, unpaid principal due on June 1, 2018	$386,100	$388,050

Revolving Loan, maturing June 1, 2016, subject to credit agreement referred to below, with available borrowings up to $45.0 million in 2012, interest due in accordance with 3 and 6-month LIBOR contracts with unpaid principal due on June 1, 2016	—	—

Senior Unsecured Notes, maturing June 1, 2019, subject to the indenture referred to below, unpaid principal due on June 1, 2019	240,000	240,000

Total debt	626,100	628,050

Less: Deferred financing costs	(20,115)	(20,945)

	605,985	607,105

Less current portion (net of current portion of deferred financing costs of $2.9 million at July 31, 2012 and $3.2 million at January 31, 2012)	(1,014)	(669)

Long-term debt, net of current portion (net of long-term portion of deferred financing costs of $17.2 million at July 31, 2012 and $17.7 million at January 31, 2012)	$604,971	$606,436

Credit Facility

The Credit Facility and the indenture governing the Notes issued in connection with the Transaction, limit our (and all of our U.S. subsidiaries) ability to incur additional indebtedness, pay dividends or make other distributions, repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, and sell certain assets or merge with or into other companies. In addition, under the Credit Facility agreement, we may be required to satisfy and maintain a total leverage ratio if there is an outstanding balance on the revolving loan of 10% or more of the committed amount as of any quarter end. At July 31, 2012, we did not have an outstanding balance on the revolving loan; therefore, at July 31, 2012, we were not subject to a leverage test. Additionally, at July 31, 2012, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin, subject to a LIBOR floor of 1.25%. The applicable Senior Term Loan margin was 3.5% and 3.75%, at July 31, 2012 and January 31, 2012, respectively, and the interest rate on the outstanding Senior Term Loan was 4.75% and 5.0%, respectively. The weighted average interest rate for the six months ended July 31, 2012 was 4.75%. The applicable margin for borrowings under the Senior Term Loan may increase by 25 basis points and up to 50 basis points on the revolving loan if we do not maintain a specified first lien leverage ratio.

For the three and six months ended July 31, 2012 (Successor) and the two months ended July 31, 2011 (Successor), we incurred interest and fees related to the Credit Facility of $5.3 million, $10.3 million, and $3.7 million, respectively. Interest on the Credit Facility is payable quarterly. Principal on the Senior Term Loan is payable in quarterly installments of $1.0 million.

Senior Unsecured Notes Due 2019

On June 1, 2011, as part of the Transaction, B-Corp Merger Sub, Inc. issued $240.0 million of the Notes, at which time, B-Corp Merger Sub, Inc., merged with and into LY BTI Holdings Corp. and changed its name to BakerCorp International, Inc., and became the surviving corporation in the merger and assumed all of B-Corp Merger Sub, Inc.’s obligations under the Notes and the related indenture by operation of law.

We may redeem all or any portion of the Notes on or after June 1, 2014 at the redemption prices set forth in the applicable indenture, plus accrued and unpaid interest. We may also redeem all or any portion of the Notes at any time prior to June 1, 2014, at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued interest. In addition, we may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings completed at any time prior to June 1, 2014.

In addition, upon a change of control, we are required to make an offer to redeem all of the Notes from the holders at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of the repurchase.

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our direct and indirect existing and future wholly-owned domestic restricted subsidiaries that guaranteed any indebtedness of the Issuer or a Guarantor or that incur indebtedness under a credit facility, in each case, subject to customary release provisions.

The debt outstanding on the Notes had a weighted average rate of 8.25% for the eight months ended January 31, 2012 and the three and six months ended July 31, 2012.

For the eight months ended January 31, 2012, the three and six months ended July 31, 2012, and the two months ended July 31, 2011, we incurred interest and fees related to the Notes of approximately $14.0 million, $5.2 million, $10.1 million, and $3.5 million respectively. Interest on the Notes is payable semi-annually.

Principal payments on debt for the fiscal years ending January 31 are due according to the table below:

(In thousands)
Remainder of 2013	$1,950
2014	3,900
2015	3,900
2016	3,900
2017	3,900
Thereafter	608,550

Total	$626,100

Under the terms of the credit agreement, starting in the fiscal year ending January 31, 2013, we have to make a mandatory prepayment if we have Excess Cash Flow at the end of the fiscal year 2013 within 10 business days of issuing our annual financial statements. Refer to Exhibit 10.1 Credit Agreement included within the Registration Statement on Form S-4 filed with the SEC on May 31, 2012 for a detailed definition of such Excess Cash Flow.

Note 10. Derivatives

Cash Flow Hedges

We use certain interest rate derivative contracts to hedge the variable interest rate exposure on our debt. Our program is not for trading or speculative purposes.

We recognize derivative instruments as either assets or liabilities in the accompanying consolidated balance sheets at fair value. We record changes in the fair value (i.e., gains or losses) of the derivatives in the accompanying consolidated statements of operations as other expense or income, or to other comprehensive income (“OCI”) in the accompanying consolidated balance sheets.

We initially report any gain or loss on the effective portion of a cash flow hedge as a component of OCI and subsequently reclassify these amounts to other expense or income when the related hedged transactions are recorded. If the hedged transactions become improbable, the corresponding amounts in OCI would be reclassified to other expense or income. Further, we exclude the change in the time value of the options from our assessment of hedge effectiveness. We record the premium paid or present value of an option on the purchase date as an asset. Thereafter, we recognize any change to this value in other expense or income.

Successor

During July 2011, we entered into several new swap agreements to effectively hedge cash flows related to our variable rate debt. We hedged $210.0 million of our debt with four interest rate swaps, two with a three-year term and a notional value totaling $60.0 million with a fixed rate of 1.68% and two with a five-year term and a notional value totaling $150.0 million with a fixed rate of 2.35%.

As of July 31, 2012, we recorded an accrued liability of $6.2 million representing the fair value of the potential termination obligation of the interest rate swaps. The change in fair value of the interest rate swaps did not contain an ineffective portion. During the three and six months ended July 31, 2012 and the two months ended July 31, 2011 (Successor), we recorded a pre-tax loss of $0.6 million, $0.2 million, and $1.9 million, respectively (an after tax loss of $0.4 million, $0.1 million, and $1.9 million, respectively), in OCI for the change in the potential termination obligation related to the effective portion of the interest rate swaps.

At July 31, 2012, the effective portion of our cash flow hedges before tax effects was $6.2 million. We do not expect to reclassify any amount from OCI into earnings within the next 12 months.

Predecessor

For the one and four months ended May 31, 2011, the Predecessor recorded an unrealized loss on interest rate swaps totaling $0.9 million and $1.1 million, respectively, in the statement of operations for the ineffective portion of interest swaps during those periods. In addition, during the one and four months ended May 31, 2011, the Predecessor reclassified $0.3 million and $2.2 million, respectively, from other comprehensive loss to unrealized loss on interest rate swaps within the statement of operations related to an interest rate swap which was undesignated as effective upon its amendment during the year ended January 31, 2011. This amount was previously recognized as an effective hedge and was reclassified during the same period the hedged transaction affected earnings.

At the closing of the Transaction, we were contractually required to pay a termination fee of $38.2 million to the counterparties. The termination of the interest rate swaps resulted in the immediate recognition of a $28.9 million accrued unrealized loss, of which $9.3 million had previously been reflected in other comprehensive income (loss).

The fair value of the potential termination obligation related to our interest rate swaps on July 31, 2012 and January 31, 2012 were as follows:

(in thousands)	On July 31, 2012	On January 31, 2012
Interest rate swaps, fixed notional amount of $60.0 million, effective July 2011, expires July 2014, fixed rate payor of interest at 1.681%, receives interest at the three-month LIBOR subject to a 1.25% floor. (“2011 3-Year Fixed”)	$(491)	$(566)

Interest rate swaps, fixed notional amount of $150.0 million, effective July 2011, expires July 2016, fixed rate payor of interest at 2.346%, receives interest at the three-month LIBOR subject to a 1.25% floor. (“2011 5-Year Fixed”)	(5,669)	(5,437)

	$(6,160)	$(6,003)

Note 11. Income Taxes

The income tax provision for the six months ended July 31, 2012 (Successor), the two months ended July 31, 2011 (Successor), and the four months ended May 31, 2011 (Predecessor) is based on the estimated annual effective tax rate for the entire fiscal year. The estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pre-tax income and losses for the year are increased or decreased, including changes in the geographic mix of pre-tax income and losses.

The effective income tax rate for six months ended July 31, 2012 (Successor) was 40.3% compared to 48.3% for the two months ended July 31, 2011 (Successor) and 33.1% for the four months ended May 31, 2011 (Predecessor). The effective tax rates differ from the U.S. federal statutory rate primarily due to state taxes, non-deductible meals and entertainment expenses and discrete items. During the four months ended May 31, 2011, there was a significant discrete item which resulted in an increase in the income tax provision related to the sale of fixed assets by the U.S. to Canada in connection with the incorporation of the Canadian branch.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized. The majority of our deferred tax assets relate to federal net operating loss carry-forwards. Management believes that the Company will realize the benefit of existing deferred tax assets based on the scheduled reversal of U.S. deferred tax liabilities related to depreciation and amortization expenses not deductible for tax purposes, which is ordinary income and of the same character as the temporary differences giving rise to the deferred tax assets. This will reverse in substantially similar time periods as the deferred tax assets and in the same jurisdictions. As such, the deferred tax liabilities are considered a source of income sufficient to support our U.S. deferred tax assets; therefore, a valuation allowance is not required as of July 31, 2012.

We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Tax benefits recognized from such a position are measured based on whether the benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. We do not believe there will be any material unrecognized tax positions over the next 12 months.

Note 12. Share-based Compensation

In connection with the Transaction, we adopted a share-based management compensation plan, the BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan permits the granting of stock options, nonqualified stock options and restricted stock for up to 490,641 shares of BCI Holdings stock to eligible employees and nonemployee directors and consultants. As of July 31, 2012, we granted 476,939 options under the 2011 Plan, leaving 13,702 options available for grant.

Under the 2011 Plan, option awards are generally granted with an exercise price equal to or greater than the market price of BCI Holdings common stock on the date of grant. All options expire ten years, or less, from their grant date. Outstanding options vest over a five-year period, with 5% vesting per quarter. The total value of the Company’s stock option awards is expensed over the related employee’s service period on a straight-line basis.

During the three and six months ended July 31, 2012, we granted option awards to purchase 15,000 and 36,500 shares of BCI Holdings, respectively. These option awards have a weighted average exercise price of $193.50 and $191.44 and a weighted average grant date fair value of $41.71and $34.35 per share, respectively. The weighted average grant date fair value is calculated using the Black-Scholes option pricing model based on the assumptions below for each respective period. Expected volatility is management’s estimate based upon peer company data and other factors.

Three Months and Six Months Ended July 31, 2012
Expected volatility	45%
Expected dividends	0%
Expected term	6.3 years
Risk-free interest rate	1.00%

The following table summarizes stock option activity for the six months ended July 31, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 1, 2012	620,133	$135.26	8.5
Granted	36,500	191.44
Exercised	(1,200)	100.00		$18
Forfeited/cancelled/expired	(2,500)	190.00

Outstanding at July 31, 2012	652,933	138.25	8.1	26,129

Vested and expected to vest as of July 31, 2012	614,096	135.82	8.0	25,476
Exercisable as of July 31, 2012	297,379	$94.32	7.0	$19,552
Available for grant at July 31, 2012	13,702

The aggregate intrinsic value in the table above represents the total pre-tax value that option holders would have received had all option holders exercised their options on July 31, 2012. The aggregate intrinsic value is the difference between the fair market value of the Company’s stock at the end of the second quarter of 2012 and the option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of our stock. The total intrinsic value of options exercised for the three and six months ended July 31, 2012 was $18 thousand for each period.

The total fair value of shares vested during the three and six months ended July 31, 2012 was $0.6 million and $1.2 million, respectively.

We recognized non-cash stock-based compensation expense of $0.6 million and $1.2 million during the three and six months ended July 31, 2012, respectively, which is included in employee related expenses.

At July 31, 2012, there was $10.7 million of unrecognized pre-tax stock-based compensation expense related to non-vested stock options which we expect to recognize over a weighted average period of 4.0 years.

Note 13. Segment Reporting

We conduct our operations through entities located in the United States, Canada, Mexico, France, Germany, the United Kingdom, and the Netherlands. We transact business using the local currency within the country we perform the service or provide the rental equipment.

Our operating and reportable segments are North America and Europe. Within each operating segment, there are common customers, common pricing structures, ability and history of sharing equipment and resources, operational compatibility, commonality of regulatory environments, and relative geographic proximity. Our operating segments consist of the following:

•	the North America segment consists of branches located in the United States, Canada, and Mexico that provide equipment and services suitable across all of these North American countries.

•	the Europe segment consists of branches located in France, Germany, the United Kingdom, and the Netherlands that provide equipment and services to customers in a number of European countries.

Our reporting units for the purpose of testing goodwill for impairment consist of seven geographic divisions located at a level below our operating segments.

	Successor		Predecessor
(In thousands)	Three Months Ended July 31, 2012	Two Months Ended July 31, 2011	One Month Ended May 31, 2011
Revenue
United States	$71,157	$47,791	$23,414
Other North America	1,422	668	320
Europe	5,092	3,631	1,779

Total revenue	77,671	52,090	25,513

Depreciation and amortization
North America	13,884	12,492	2,624
Europe	744	252	111

Total depreciation and amortization	14,628	12,744	2,735

Interest expense, net
North America	10,828	7,177	4,226
Europe	102	43	49

Total interest expense, net	10,930	7,220	4,275

Tax expense (benefit)
North America	563	(3,772)	(19,321)
Europe	719	533	159

Total tax expense (benefit)	1,282	(3,239)	(19,162)

Net income (loss)
North America	1,524	(4,767)	(36,088)
Europe	577	1,305	385

Total net income (loss)	$2,101	$(3,462)	$(35,703)

	Successor		Predecessor
(In thousands)	Six Months Ended July 31, 2012	Two Months Ended July 31, 2011	Four Months Ended May 31, 2011
Revenue
United States	$141,723	$47,791	$87,807
Other North America	2,221	668	917
Europe	9,762	3,631	6,230

Total revenue	153,706	52,090	94,954

Depreciation and amortization
North America	27,348	12,492	10,693
Europe	1,485	252	432

Total depreciation and amortization	28,833	12,744	11,125

Interest expense, net
North America	21,163	7,177	16,238
Europe	179	43	111

Total interest expense, net	21,342	7,220	16,349

Tax expense (benefit)
North America	2,499	(3,772)	(17,503)
Europe	1,083	533	667

Total tax expense (benefit)	3,582	(3,239)	(16,836)

Net income (loss)
North America	4,052	(4,767)	(35,646)
Europe	1,262	1,305	1,664

Total net income (loss)	$5,314	$(3,462)	$(33,982)

Total asset and long-lived asset information is the following:

(In thousands)	As of July 31, 2012	As of January 31, 2012
Total assets
North America	$1,185,348	$1,195,744
Europe	123,446	129,450

Total assets	1,308,794	1,325,194

Long-lived assets
United States	321,616	308,134
Other North America	5,891	4,906
Europe	32,582	30,590

Total long-lived assets	$360,089	$343,630

14. Related Party Transactions

From time to time, we enter into transactions in the normal course of business with related parties. We believe that such transactions are at arm’s-length and have terms consistent with those that would have been obtained from unaffiliated third parties.

Successor

Pursuant to a professional services agreement between us and the Sponsor, we agreed to pay the Sponsor an annual management fee of $0.5 million, payable quarterly, plus reasonable out-of-pocket expenses, in connection with the planning, strategy and oversight support provided to management. For the three and six months ended July 31, 2012 and the two months ended July 31, 2011, we recorded $0.1 million, $0.3 million, and $83 thousand in aggregate management fees and expenses to the Sponsor. Management fees payable to the Sponsor totaled $4 thousand on both July 31, 2012 and January 31, 2012.

Predecessor

We had a monitoring fee agreement which was entered into with an affiliate of Lightyear Capital (the “Former Sponsor”), the majority shareholder of the Predecessor at May 31, 2011, in which the affiliate provided general executive and management services to us for an annual management fee of $2.0 million, in addition to out-of-pocket expenses. The amount of management expense to the Former Sponsor was $34 thousand and $0.6 million for the one and four months ended May 31, 2011, respectively.

In connection with the Transaction, in settlement of the monitoring fee agreement, we paid the Former Sponsor $9.3 million in fees and expenses, which is reflected in the statement of operations within management fees for the one and four months ended May 31, 2011.

Note 15. Commitments and Contingencies

Litigation

On or about April 30, 2012, BakerCorp was served with a lawsuit titled West v. First Light Power Enterprises, Inc., et al., U.S. District Court, District of Massachusetts, alleging that BakerCorp is liable for negligence, strict liability, loss of consortium, and punitive damages in connection with the death of a contract worker during fiscal 2012 at a First Light Power Plant site, who was killed instantly by a piece of piping assembly. Numerous other entities are named in the suit, including the site owner, the contractor who fused and assembled the pipe, the pipe manufacturer, and the fusing machine manufacturer. BakerCorp is alleged to have negligently supervised and/or performed the pipe assembly operation. We have denied liability and initiated discovery in the case. Since the case is still at a very early stage, it is not yet possible to determine the probability of an adverse outcome, and the amount of possible loss, if any, cannot be reasonably estimated.

During the first quarter of fiscal year 2013, BakerCorp was served with a lawsuit titled Montgomery v. EQT Production Company, et al., Court of Common Pleas, Philadelphia, alleging that BakerCorp is liable for negligence, strict liability, breach of warranty and punitive damages arising out of the injuries of two gas field contract workers who were burned when the pump they were operating ignited a pool of flammable liquid on the ground near two tanks rented from the Company during fiscal 2012. Numerous other parties, including the site owner, pump manufacturer and pump distributor are named in the suit. We have denied liability and initiated discovery in the case. In early September 2012, the punitive damages claim was stricken against BakerCorp. Since the case is still at a very early stage, it is not yet possible to determine the probability of an adverse outcome, and the amount of possible loss cannot be reasonably estimated.

We are also involved in other legal actions arising in the ordinary course of business. These include claims relating to (i) personal injury or property damage involving equipment rented or sold by us, (ii) motor vehicle accidents involving our vehicles and our employees, (iii) employment-related matters, and (iv) environmental matters. We do not believe that the ultimate disposition of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flow.

We expense legal fees in the period in which they are incurred.

Note 16. Condensed Consolidated Financial Information

Our Notes are guaranteed by all of our U.S. subsidiaries (the “guarantor subsidiaries”). This indebtedness is not guaranteed by BCI Holdings or certain of our foreign subsidiaries (together, the “non-guarantor subsidiaries”). The guarantor subsidiaries are all one hundred percent owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to customary release provisions and a standard limitation which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). The following condensed consolidating financial information presents the financial position, results of operations and cash flows of the parent, guarantors, and non-guarantor subsidiaries of the Company and the eliminations necessary to arrive at the information on a consolidated basis for the periods indicated. The parent referenced in the Successor’s condensed financial statements is BakerCorp International, Inc., the issuer. The parent referenced in the Predecessor’s financial statements is LY BTI Holdings Corp.

We conduct substantially all of our business through our subsidiaries. In servicing payments to be made on the Notes and other indebtedness, and to satisfy other liquidity requirements, we will rely, in large part, on cash flows from these subsidiaries, mainly in the form of dividends, royalties and advances or payments on account of intercompany loan arrangements. The ability of these subsidiaries to make dividend payments to us will be affected by, among other factors, the obligations of these entities to their creditors, requirements of corporate and other law, and restrictions contained in agreements entered into by or relating to these entities.

The parent and the guarantor subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting transfers of cash from guarantor subsidiaries and non-guarantor subsidiaries to the parent.

Condensed Consolidated Balance Sheet

As of July 31, 2012

Successor

(Dollars In Thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$16,665	$3,007	$—	$19,672
Trade accounts receivable, net	—	53,360	5,515	—	58,875
Inventory	—	1,564	2	—	1,566
Prepaid expenses and other current assets	171	2,803	264	—	3,238
Deferred tax assets	—	9,043	25	—	9,068

Total current assets	171	83,435	8,813	—	92,419
Property and equipment, net	—	320,777	39,312	—	360,089
Goodwill	—	263,148	56,161	—	319,309
Other intangible assets, net	—	443,145	27,934	—	471,079
Deferred financing costs, net	928	—	—	—	928
Deferred tax assets	15,632	49,287	51	—	64,970
Investment in subsidiaries	589,997	104,610	—	(694,607)	—

Total assets	$606,728	$1,264,402	$132,271	$(694,607)	$1,308,794

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$14	$15,730	$642	$—	$16,386
Accrued expenses	3,413	15,484	1,231	—	20,128
Current portion of long-term debt	3,900	(2,886)	—	—	1,014
Intercompany balances	(389,428)	372,164	17,264	—	—

Total current liabilities	(382,101)	400,492	19,137	—	37,528
Other long-term liabilities	—	1,833	—	—	1,833
Long-term debt, net of current portion	602,085	2,886	—	—	604,971
Deferred tax liabilities	(16)	269,194	8,524	—	277,702
Fair value of interest rate swap liabilities	6,160	—	—	—	6,160

Total liabilities	226,128	674,405	27,661	—	928,194
Shareholder’s equity	380,600	589,997	104,610	(694,607)	380,600

Total liabilities and shareholder’s equity	$606,728	$1,264,402	$132,271	$(694,607)	$1,308,794

Condensed Consolidated Balance Sheet

As of January 31, 2012

Successor

(Dollars In Thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$34,153	$2,843	$—	$36,996
Trade accounts receivable, net	—	51,359	4,465	—	55,824
Inventory	—	1,648	2	—	1,650
Prepaid expenses and other current assets	360	2,893	2,385	—	5,638
Deferred tax assets	—	2,842	27	—	2,869

Total current assets	360	92,895	9,722	—	102,977
Property and equipment, net	—	308,134	35,496	—	343,630
Goodwill	—	263,148	60,238	—	323,386
Other intangible assets, net	—	450,809	30,388	—	481,197
Deferred financing costs, net	975	—	—	—	975
Deferred tax assets	12,700	60,278	51	—	73,029
Investment in subsidiaries	586,001	110,722	—	(696,723)	—

Total assets	$600,036	$1,285,986	$135,895	$(696,723)	$1,325,194

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$22,198	$1,610	$—	$23,808
Accrued expenses	3,372	19,713	2,610	—	25,695
Current portion of long-term debt	669	—	—	—	669
Intercompany balances	(398,555)	386,714	11,841	—	—

Total current liabilities	(394,514)	428,625	16,061	—	50,172
Other long-term liabilities	—	2,166	—	—	2,166
Long-term debt, net of current portion	606,436	—	—	—	606,436
Deferred tax liabilities	(17)	269,194	9,112	—	278,289
Fair value of interest rate swap liabilities	6,003	—	—	—	6,003

Total liabilities	217,908	699,985	25,173	—	943,066
Shareholder’s equity	382,128	586,001	110,722	(696,723)	382,128

Total liabilities and shareholder’s equity	$600,036	1,285,986	$135,895	$(696,723)	$1,325,194

Condensed Consolidated Statement of Operations

For the Three Months Ended July 31, 2012

Successor

(Dollars In Thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$71,154	$6,517	$—	$77,671

Operating expenses:
Employee related expenses	40	20,576	1,438	—	22,054
Rental expense	—	8,603	894	—	9,497
Repair and maintenance	—	3,586	146	—	3,732
Cost of goods sold	—	2,745	2	—	2,747
Facility expense	—	3,882	1,204	—	5,086
Professional fees	144	1,820	37	—	2,001
Management fees	—	145	—	—	145
Other operating expenses	313	2,816	660	—	3,789
Depreciation and amortization	—	13,770	858	—	14,628
Loss on sale of equipment	—	(449)	(3)	—	(452)

Total operating expenses	497	57,494	5,236	—	63,227
(Loss) income from operations	(497)	13,660	1,281	—	14,444
Other expense:
Interest expense (income), net	10,932	2	(4)	—	10,930
Foreign currency exchange loss, net	—	112	19	—	131

Total other expense, net	10,932	114	15	—	11,061

(Loss) income before income taxes	(11,429)	13,546	1,266	—	3,383
Income tax (benefit) expense	(1,591)	2,162	711	—	1,282

(Loss) income before equity in net earnings of subsidiaries	(9,838)	11,384	555	—	2,101
Equity in net earnings of subsidiaries	11,939	555	—	(12,494)	—

Net income (loss)	$2,101	$11,939	$555	$(12,494)	$2,101

Condensed Consolidated Statement of Comprehensive (Loss) Income

For the Three Months Ended July 31, 2012

Successor

(Dollars In Thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net income	$2,101	$11,939	$555	$(12,494)	$2,101

Other comprehensive income, net of tax:
Unrealized loss on interest rate swap agreements	—	(359)	—	—	(359)

Foreign currency translation adjustments	—	—	(8,488)	—	(8,488)

Other comprehensive loss	—	(359)	(8,488)	—	(8,847)

Total comprehensive (loss) income	$2,101	$11,580	$(7,933)	$(12,494)	$(6,746)

Condensed Consolidated Statement of Operations

For the Six Months Ended July 31, 2012

Successor

(Dollars In Thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$141,720	$11,986	$—	$153,706

Operating expenses:
Employee related expenses	79	41,350	2,786	—	44,215
Rental expense	—	16,716	1,396	—	18,112
Repair and maintenance	—	6,687	219	—	6,906
Cost of goods sold	—	5,703	5	—	5,708
Facility expense	—	7,644	2,270	—	9,914
Professional fees	225	3,108	90	—	3,423
Management fees	—	279	—	—	279
Other operating expenses	378	4,440	1,434	—	6,252
Depreciation and amortization	—	27,147	1,686	—	28,833
Loss on sale of equipment	—	(302)	(3)	—	(305)

Total operating expenses	682	112,772	9,883	—	123,337

Income (loss) from operations	(682)	28,948	2,103	—	30,369
Other expense:
Interest expense, net	21,356	1	(15)	—	21,342
Foreign currency exchange loss, net	—	112	19	—	131

Total other expense, net	21,356	113	4	—	21,473

Income (loss) before income taxes	(22,038)	28,835	2,099	—	8,896
Income tax expense (benefit)	(2,871)	5,220	1,233	—	3,582

Income (loss) before equity in net earnings of subsidiaries	(19,167)	23,615	866	—	5,314
Equity in net earnings of subsidiaries	24,481	866	—	(25,347)	—

Net income	$5,314	$24,481	$866	$(25,347)	$5,314

Condensed Consolidated Statement of Comprehensive (Loss) Income

For the Six Months Ended July 31, 2012

Successor

(Dollars In Thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net income	$5,314	$24,481	$866	$(25,347)	$5,314

Other comprehensive income, net of tax:
Unrealized loss on interest rate swap agreements	—	(97)	—	—	(97)

Foreign currency translation adjustments	—	—	(8,110)	—	(8,110)

Other comprehensive loss	—	(97)	(8,110)	—	(8,207)

Total comprehensive income (loss)	$5,314	$24,384	$(7,244)	$(25,347)	$(2,893)

Condensed Consolidated Statement of Operations

For the Two Months Ended July 31, 2011

Successor

(Dollars In Thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$47,791	$4,338	$(39)	$52,090

Operating expenses:
Employee related expenses	—	11,211	812	—	12,023
Rental expense	—	5,827	591	(39)	6,379
Repair and maintenance	—	2,184	58	—	2,242
Cost of goods sold	—	1,834	6	—	1,840
Facility expense	—	2,749	240	—	2,989
Professional fees	27	527	—	—	554
Management fees	—	83	—	—	83
Merger and acquisition cost	10,528	—	—	—	10,528
Other operating expenses	160	1,965	293	—	2,418
Depreciation and amortization	—	11,818	926	—	12,744
Loss on sale of equipment	—	(229)	—	—	(229)

Total operating expenses	10,715	37,969	2,926	(39)	51,571

Income (loss) from operations	(10,715)	9,822	1,412	—	519
Other expense:
Interest expense, net	2,515	4,654	51	—	7,220

Total other expense, net	2,515	4,654	51	—	7,220

Income (loss) before income taxes	(13,230)	5,168	1,361	—	(6,701)
Income tax expense (benefit)	(4,583)	691	653	—	(3,239)

Income (loss) before equity in net earnings of subsidiaries	(8,647)	4,477	708	—	(3,462)
Equity in net earnings of subsidiaries	5,185	708	—	(5,893)	—

Net (loss) income	$(3,462)	$5,185	$708	$(5,893)	$(3,462)

Condensed Consolidated Statement of Comprehensive Income

For the Two Months Ended July 31, 2011

Successor

(Dollars In Thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(3,462)	$5,185	$708	$(5,893)	$(3,462)

Other comprehensive income, net of tax:
Unrealized loss on interest rate swap agreements	—	(1,932)	—	—	(1,932)

Foreign currency translation adjustments	—	—	(145)	—	(145)

Other comprehensive loss	—	(1,932)	(145)	—	(2,077)

Total comprehensive (loss) income	$(3,462)	$3,253	$563	$(5,893)	$(5,539)

Condensed Consolidated Statement of Operations

For the One Month Ended May 31, 2011

Predecessor

(Dollars In Thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$23,413	$2,100	$—	$25,513

Operating expenses:
Employee related expenses	—	11,307	413	—	11,720
Rental expense	—	2,868	557	—	3,425
Repair and maintenance	—	1,158	25	—	1,183
Cost of goods sold	—	802	—	—	802
Facility expense	—	1,627	(213)	—	1,414
Professional fees	—	10,665	75	—	10,740
Management fees	—	9,334	—	—	9,334
Other operating expenses	12	990	425	—	1,427
Depreciation and amortization	—	2,600	135	—	2,735
Loss on sale of equipment	—	(200)	10	—	(190)

Total operating expenses	12	41,151	1,427	—	42,590

(Loss) income from operations	(12)	(17,738)	673	—	(17,077)
Other expense:
Interest expense, net	—	4,222	53	—	4,275
Loss on extinguishment of debt	—	3,338	—	—	3,338
Foreign currency exchange loss, net	—	1	1	—	2
Accrued unrealized loss on interest rate swaps	—	28,934	—	—	28,934
Unrealized loss on interest rate swaps	—	1,239	—	—	1,239

Total other expense, net	—	37,734	54	—	37,788

(Loss) income before income taxes	(12)	(55,472)	619	—	(54,865)
Income tax (benefit) expense	(5)	(19,379)	222	—	(19,162)

(Loss) income before equity in net earnings of subsidiaries	(7)	(36,093)	397	—	(35,703)
Equity in net earnings of subsidiaries	(35,696)	397	—	35,299	—

Net (loss) income	$(35,703)	$(35,696)	$397	$35,299	$(35,703)

Condensed Consolidated Statement of Comprehensive (Loss) Income

For the One Month Ended May 31, 2011

Predecessor

(Dollars In Thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(35,703)	$(35,696)	$397	$35,299	$(35,703)

Other comprehensive (loss) income, net of tax
Unrealized gain on interest rate swap agreements	—	15,688	—	—	15,688
Foreign currency translation adjustments	—	477	(838)	—	(361)
Postretirement benefits	—	117	—	—	117

Other comprehensive income (loss)	—	16,282	(838)	—	15,444

Total comprehensive (loss) income	$(35,703)	$(19,414)	$(441)	$35,299	$(20,259)

Condensed Consolidated Statement of Operations

For the Four Months Ended May 31, 2011

Predecessor

(Dollars In Thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$87,806	$7,148	$—	$94,954

Operating expenses:
Employee related expenses	—	28,492	1,453	—	29,945
Rental expense	—	11,247	1,126	—	12,373
Repair and maintenance	—	4,497	99	—	4,596
Cost of goods sold	—	3,112	—	—	3,112
Facility expense	—	5,176	418	—	5,594
Professional fees	—	13,351	185	—	13,536
Management fees	—	9,927	—	—	9,927
Other operating expenses	48	3,226	915	—	4,189
Depreciation and amortization	—	10,433	692	—	11,125
Loss on sale of equipment	—	(558)	—	—	(558)

Total operating expenses	48	88,903	4,888	—	93,839

(Loss) income from operations	(48)	(1,097)	2,260	—	1,115
Other expense:
Interest expense, net	—	16,222	127	—	16,349
Loss on extinguishment of debt	—	3,338	—	—	3,338
Foreign currency exchange loss, net	—	1	1	—	2
Accrued unrealized loss on interest rate swaps	—	28,934	—	—	28,934
Unrealized loss on interest rate swaps	—	3,310	—	—	3,310

Total other expense, net	—	51,805	128	—	51,933

(Loss) income before income taxes	(48)	(52,902)	2,132	—	(50,818)
Income tax (benefit) expense	(17)	(17,523)	704	—	(16,836)

(Loss) income before equity in net earnings in subsidiaries	(31)	(35,379)	1,428	—	(33,982)

Equity in net earnings of subsidiaries	(33,951)	1,428	—	32,523	—

Net (loss) income	$(33,982)	$(33,951)	$1,428	$32,523	$(33,982)

Condensed Consolidated Statement of Comprehensive Income

For the Four Months Ended May 31, 2011

Predecessor

(Dollars In Thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(33,982)	$(33,951)	$1,428	$32,523	$(33,982)

Other comprehensive income, net of tax
Unrealized gain on interest rate swap agreements	—	19,480	—	—	19,480
Foreign currency translation adjustments	—	477	974	—	1,451
Postretirement benefits	—	196	—	—	196

Other comprehensive income	—	20,153	974	—	21,127

Total comprehensive (loss) income	$(33,982)	$(13,798)	$2,402	$32,523	$(12,855)

Condensed Consolidated Statement of Cash Flows

For the Six Months Ended July 31, 2012

Successor

(Dollars In Thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$5,314	$24,481	$866	$(25,347)	$5,314
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts	—	274	(50)	—	224
Stock compensation expense	79	1,166	—	—	1,245
(Gain) on sale of equipment	—	(302)	(3)	—	(305)
Depreciation and amortization	—	27,147	1,688	—	28,835
Amortization of deferred financing costs	876	—	—	—	876
Unrealized loss on interest rate swaps	97	—			97
Deferred income taxes	(2,945)	4,804	30	—	1,889
Amortization of acquisition liabilities	—	333	—	—	333
Equity in net earnings of subsidiaries, net of taxes	24,481	866	—	(25,347)	—
Changes in assets and liabilities:
Trade accounts receivable	—	(2,267)	(1,304)	—	(3,571)
Inventory	—	84	—		84
Prepaid expenses and other current assets	189	82	2,057	—	2,328
Accounts payable and accrued expenses	55	(14,664)	(2,174)	3,300	(13,483)

Net cash provided by operating activities	28,146	42,004	1,110	(47,394)	23,866

Investing activities
Purchases of property and equipment	—	(33,401)	(7,313)	(14)	(40,728)
Proceeds from sale of equipment	—	1,590	3	—	1,593

Net cash used in investing activities	—	(31,811)	(7,310)	(14)	(39,135)

Financing activities
Intercompany investments and loans	(26,280)	(26,936)	5,871	47,345	—
Repayments of long-term debt and capital leases	(1,950)	—	—	—	(1,950)
Proceeds from stock options exercised	120	—	—	—	120

Net cash (used in) provided by financing activities	(28,110)	(26,936)	5,871	47,345	(1,830)
Effect of foreign currency translation on cash	(36)	(745)	493	63	(225)

Net increase in cash and cash equivalents	—	(17,488)	164	—	(17,324)
Cash and cash equivalents, beginning of period	—	34,153	2,843	—	36,996

Cash and cash equivalents, end of period	$—	$16,665	$3,007	$—	$19,672

Condensed Consolidated Statement of Cash Flows

For the Two Months Ended July 31, 2011

Successor

(Dollars In Thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(3,462)	$5,185	$708	$(5,893)	$(3,462)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for (recovery of) doubtful accounts	—	543	(99)	—	444
Stock compensation expense	—	191	—	—	191
Loss (gain) on sale of equipment	—	(229)	—	—	(229)
Depreciation and amortization	—	11,818	926	—	12,744
Amortization of deferred financing costs	—	566	—	—	566
Amortization of acquisition liabilities	—	(111)	—	—	(111)
Deferred income taxes	4,583	(2,943)	(1,430)	—	210
Equity earnings of subsidiaries, net of taxes	5,185	708	—	(5,893)	—
Changes in assets and liabilities:
Trade accounts receivable	—	1,899	(5,821)	—	(3,922)
Inventory	—	31	—	—	31
Prepaid expenses and other current assets	363	308	(368)	—	303
Accounts payable and accrued expenses	6,676	(6,163)	3,715	—	4,228

Net cash provided by (used in) operating activities	13,345	11,803	(2,369)	(11,786)	10,993

Investing activities
Acquisition of business, net of cash acquired	(961,377)	—	—	—	(961,377)
Purchases of property and equipment	—	(6,328)	(2,197)	—	(8,525)
Proceeds from sale of equipment	—	703	—	—	703

Net cash used in investing activities	(961,377)	(5,625)	(2,197)	—	(969,199)

Financing activities
Intercompany investments and loans	(48,401)	27,219	9,396	11,786	—
Proceeds from issuance of long-term debt	630,000	—	—	—	630,000
Issuance of common stock	390,614	—	—	—	390,614
Payment of deferred financing costs	(24,181)	—	—	—	(24,181)

Net cash provided by (used in) financing activities	948,032	27,219	9,396	11,786	996,433
Effect of foreign currency translation on cash	—	—	(32)	—	(32)

Net increase (decrease) in cash and cash equivalents	—	33,397	4,798	—	38,195
Cash and cash equivalents, beginning of period	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$33,397	$4,798	$—	$38,195

Condensed Consolidated Statement of Cash Flows

For the Four Months Ended May 31, 2011

Predecessor

(Dollars In Thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(33,982)	$(33,951)	$1,428	$32,523	$(33,982)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	—	584	316		900
Stock compensation expense	—	2,378			2,378
Gain on sale of equipment	—	(558)			(558)
Depreciation and amortization	—	10,433	692		11,125
Amortization of deferred financing costs		429			429
Unrealized loss on interest rate swaps	—	3,310			3,310
Deferred income taxes	(17)	(15,920)	(34)		(15,971)
Equity earnings of subsidiaries, net of taxes	33,951	(1,428)	—	(32,523)	—
Loss on extinguishment of debt	—	3,338	—	—	3,338
Accrued unrealized loss on interest rate swaps	—	28,934	—	—	28,934
Changes in assets and liabilities:
Trade accounts receivable	—	(5,816)	(2,376)	—	(8,192)
Inventory	—	(144)	—		(144)
Prepaid expenses and other current assets	—	264	568	—	832
Accounts payable and accrued expenses	(60)	24,692	69	—	24,701

Net cash (used in) provided by operating activities	(108)	16,545	663	—	17,100

Investing activities
Purchases of property and equipment	—	(8,455)	(2,267)		(10,722)
Proceeds from sale of equipment	—	843	17	—	860

Net cash used in investing activities	—	(7,612)	(2,250)	—	(9,862)

Financing activities
Intercompany investments and loans	108	(1,278)	1,170	—	—
Repayments of long-term debt and capital leases	—	(4,117)	—	—	(4,117)

Net cash provided by (used in) financing activities	108	(5,395)	1,170	—	(4,117)
Effect of foreign currency translation on cash	—	—	(570)	—	(570)

Net increase (decrease) in cash and cash equivalents	—	3,538	(987)	—	2,551
Cash and cash equivalents, beginning of period	—	8,932	5,156	—	14,088

Cash and cash equivalents, end of period	$—	$12,470	$4,169	$—	$16,639

Note 17. Subsequent Events

We have evaluated the impact of subsequent events through September 13, 2012 and determined there are no subsequent events that needed to be disclosed in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis includes historical and forward-looking information that should be read in conjunction with the accompanying condensed consolidated financial statements included in this quarterly report, our January 31, 2012 consolidated financial statements included in the Registration Statement and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from our historical or expected results indicated by forward-looking statements.

Merger

On April 12, 2011, LY BTI Holdings Corp. and its subsidiaries (the “Predecessor”) and its primary stockholder, Lightyear Capital, LLC (solely in its capacity as stockholder representative), (collectively, the “Sellers”), entered into an agreement (the “Transaction Agreement”) to be purchased by B-Corp Holdings, Inc. (“B-Corp”), an entity controlled by funds (the “Permira Funds”) advised by Permira Advisers L.L.C. (the “Sponsor”) (the “Transaction”). As part of the Transaction, the Predecessor also agreed to a plan of merger (“Merger” or “Merger Agreement”) with B-Corp Merger Sub, Inc. and its parent company, B-Corp, pursuant to which the Predecessor would merge with B-Corp Merger Sub, Inc. with the Predecessor surviving the Merger and changing its name to BakerCorp International, Inc. (the “Company,” “BakerCorp” or the “Successor”). B-Corp changed its name to BakerCorp International, Holdings, Inc. (“BCI Holdings”) and owns one hundred percent of the outstanding equity of the Company. BCI Holdings is owned by the Permira Funds, along with certain Rollover Investors and Co- Investors which own, indirectly, one hundred percent of the outstanding stock of BCI Holdings. The Transaction and Merger were completed on June 1, 2011. See Note 3 of the notes to condensed consolidated financial statements for additional discussion.

Other than the name change, our primary business activities remain unchanged after the Transaction and Merger. As a result of the Transaction, we applied the acquisition method of accounting and established a new accounting basis on June 1, 2011. Periods presented prior to June 1, 2011 represent the operations of the Predecessor, and periods presented after June 1, 2011 represent the operations of the Successor.

General

The following table shows our selected consolidated historical financial data for the stated periods. Amounts include the effect of rounding. Certain prior-period amounts in the selected financial data tables have been reclassified to conform to the current financial presentation. This material should be read with the financial statements and related footnotes.

Consolidated Historical Financial Data (dollar amounts in thousands, except rate data):

	Selected Financial Information

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended July 31, 2012	Two Months Ended July 31, 2011	One Month Ended May 31, 2011	Six Months Ended July 31, 2012	Two Months Ended July 31, 2011	Four Months Ended May 31, 2011
Statement of Operations Data:

Total revenue	$77,671	$52,090	$25,513	$153,706	$52,090	$94,954
Total operating expense	63,227	51,571	42,590	123,337	51,571	93,839

Income from operations	14,444	519	(17,077)	30,369	519	1,115

Total other expenses, net	11,061	7,220	37,788	21,473	7,220	51,933
Income (loss) before income tax expense (benefit)	3,383	(6,701)	(54,865)	8,896	(6,701)	(50,818)
Income tax expense (benefit)	1,282	(3,239)	(19,162)	3,582	(3,239)	(16,836)
Net income (loss)	$2,101	$(3,462)	$(35,703)	$5,314	$(3,462)	$(33,982)

For the period ended:
Cash	$19,672	$38,195	$16,638	$19,672	$38,195	$16,638
Accounts receivable, net	$58,875	$56,101	$44,786	$58,875	$56,101	$44,786
Fixed assets, net	$360,089	$330,052	$239,595	$360,089	$330,052	$239,595
Total assets	$1,308,794	$1,322,378	$767,393	$1,308,794	$1,322,378	$767,393
Total debt (excluding capital leases)	$605,985	$607,439	$485,300	$605,985	$607,439	$485,300
Shareholder’s equity	$380,600	$387,849	$77,538	$380,600	$387,849	$77,538
Number of branches at the end of period	71	63	61	71	63	61
Number of full time employees at the end of period	805	681	663	805	681	663
Number of rental units at the end of period	22,503	20,799	20,587	22,503	20,799	20,587
Average number of rental units during the period	22,428	20,734	20,587	22,087	20,734	20,449

Operating Data:
Average utilization of rental fleet for each respective period	60.1%	66.9%	67.6%	60.7%	66.9%	67.6%
Average daily rental rate for each respective period	$36.06	$35.04	$34.61	$35.80	$35.04	$33.89
EBITDA	$28,941	$13,263	$(47,855)	$59,071	$13,263	$(23,344)
EBITDA Margin	37.3%	25.5%	(187.6)%	38.4%	25.5%	(24.6)%
Adjusted EBITDA (1)(2)	$30,732	$24,687	$9,810	$61,980	$24,687	$39,192
Adjusted EBITDA Margin	39.6%	47.4%	38.5%	40.3%	47.4%	41.3%

(1)	We define EBITDA as earnings before deducting interest, income taxes and depreciation and amortization. We define Adjusted EBITDA as EBITDA excluding certain expenses detailed within the net income (loss) to Adjusted EBITDA reconciliation below. EBITDA and Adjusted EBITDA, which are used by management to measure performance, are non-GAAP financial measures. Management believes that EBITDA and Adjusted EBITDA are useful to investors. EBITDA is commonly utilized in our industry to evaluate operating performance, and Adjusted EBITDA is used to determine our compliance with financial covenants related to our debt instruments and is a key metric used to determine incentive compensation for certain of our employees, including members of our executive management team. Both EBITDA and Adjusted EBITDA are included as a supplemental measure of our operating performance because in the opinion of management they eliminate items that have less bearing on operating performance and highlight trends in our core business that may not otherwise be apparent when relying solely on GAAP financial measures. In addition, Adjusted EBITDA is one of the primary measures management uses for the planning and budgeting processes and to monitor and evaluate our operating results. EBITDA and Adjusted EBITDA are not recognized items under GAAP and do not purport to be an alternative to measures of our financial performance as determined in accordance with GAAP, such as net income (loss). Because other companies may calculate EBITDA and Adjusted EBITDA differently from we do, EBITDA may not be, and Adjusted EBITDA as presented herein is not, comparable to similarly titled measures reported by other companies.
(2)	Because EBITDA and Adjusted EBITDA are non-U.S. GAAP financial measures, as defined by the SEC, we include reconciliations of EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States.

The following is a reconciliation of our net income to EBITDA and Adjusted EBITDA for the three months ended July 31, 2012, two months ended July 31, 2011, and the one month ended May 31, 2011 (in thousands):

	Successor		Predecessor
	Three Months Ended July 31, 2012	Two Months Ended July 31, 2011	One Month Ended May 31, 2011
Net income (loss)	$2,101	$(3,462)	$(35,703)
Interest expense	10,930	7,220	4,275
Income tax provision (benefit)	1,282	(3,239)	(19,162)
Depreciation and amortization expense	14,628	12,744	2,735

EBITDA	28,941	13,263	(47,855)

Stock compensation expense	646	177	1,707
Gain on sales of equipment	(452)	(229)	(190)
Unrealized loss on swaps	—	—	1,691
Equity tax	415	29	13
Loss on extinguishment of debt	—	—	3,338
Merger and acquisition costs	—	10,528	—
Transaction costs	—	—	13,428
Registration related fees	699	—	—
Other fees	—	836	—
Accrued unrealized loss on swap	—	—	28,934
Sponsor management fees	145	83	8,744
Rating agency fee	87	—	—
SOX implementation costs	120	—	—
Foreign currency exchange loss, net	131	—	—

Adjusted EBITDA	$30,732	$24,687	$9,810

The following is a reconciliation of our net income to EBITDA and Adjusted EBITDA for the six months ended July 31, 2012, two months ended July 31, 2011, and the four months ended May 31, 2011 (in thousands):

	Successor		Predecessor
	Six Months Ended July 31, 2012	Two Months Ended July 31, 2011	Four Months Ended May 31, 2011
Net income (loss)	$5,314	$(3,462)	$(33,982)
Interest expense	21,342	7,220	16,349
Income tax provision (benefit)	3,582	(3,239)	(16,836)
Depreciation and amortization expense	28,833	12,744	11,125

EBITDA	59,071	13,263	(23,344)

Stock compensation expense	1,245	177	1,995
(Gain)/loss on sales of equipment	(305)	(229)	(558)
Other compensation expense	—	—	418
Unrealized loss on swaps	—	—	3,761
Equity tax	533	29	52
Loss on extinguishment of debt	—	—	3,338
Merger and acquisition costs	—	10,528	—
Transaction costs	—	—	15,203
Registration related fees	781	—	—
Other fees	—	836	—
Accrued unrealized loss on swap	—	—	28,934
Sponsor management fees	279	83	9,337
Rating agency fee	97	—	56
SOX implementation costs	148	—	—
Foreign currency exchange loss, net	131	—	—

Adjusted EBITDA	$61,980	$24,687	$39,192

Business

We are a provider of liquid and solid containment solutions operating within the specialty sector of the broader industrial services industry. We provide rental, service and sales of equipment to our customers. We provide our containment solutions in the United States through a national network with the capability to serve customers in all 50 states with additional international locations in Europe, Canada and Mexico. We maintain one of the largest and most diverse liquid and solid containment rental fleets in the industry consisting of more than 22,000 units, including steel tanks, polyethylene tanks, roll-off boxes, pumps, pipes, hoses and fittings, filtration units, tank trailers, berms and trench shoring equipment.

We serve customers in over 15 industries including: oil and gas, industrial and environmental services, refining, environmental remediation, construction, chemicals, transportation, power and municipal works. During the three and six months ended July 31, 2012, our largest single customer accounted for 6.3% and 6.2% of our total revenue, respectively. During the year ended January 31, 2012, no single customer represented more than 5% of our total revenue, and our top ten customers accounted for approximately 23% of our total revenue.

Our revenue growth is generated primarily by increasing the efficiency, scope and scale of our rental fleet and related services. In order for our revenue to grow, we will need to achieve one or more of the following:

•

Increase the utilization of our equipment, which we measure by comparing the number of days that our rental fleet is on rent to the total number of days in the period. Utilization is reflective of the demand for our products in relation to the level of equipment available to service our customers’ needs.

•

Increase the size and scope of our rental fleet. Although our equipment has relatively long useful lives, we need to invest in equipment to replace units that have been retired and purchase additional equipment to support growth in our revenues.

•	Improve the average daily rental rate that we earn from our products and services.

•	Provide additional ancillary services related to our rental activity.

•	Acquire products, companies, or customers that expand our market reach.

Geographic Operating Performance

The vast majority of our operations, resources and equipment are located in the United States. We have had operations in Canada and in Mexico for several years, but these locations do not represent a significant source of revenue, operating income or cash flow as of July 31, 2012. We have one branch location in Mexico and two branches in Canada as of July 31, 2012. Together, the United States, Canada and Mexico comprise our North American segment. Because of the distance between our branch offices in Canada and our customer locations, under certain circumstances we may serve our customers in Canada from our U.S. branches. Our North America operations are managed from our corporate headquarters which is located in California. Equipment used in North America can be transferred among the various locations to satisfy customer demand. We have a history of moving equipment among our North American branches and many of our customers are serviced by multiple branches in the United States. Due to regulatory and other factors, certain equipment in North America is generally not suitable for use in Europe. Therefore, we have not transferred any of our equipment located in North America to Europe and have no plans to do so.

As of July 31, 2012, we operated branches and satellite yards in Europe which are located in the Netherlands, Germany, United Kingdom, and France and serve customers in 17 countries from these locations. Our European operations are headquartered in the Netherlands. Our equipment has been transferred between countries to serve customers as demand dictates. These operations comprise our Europe segment for reporting purposes. As of July 31, 2012, we have $32.6 million of net fixed assets in Europe.

Results of Operations

We evaluate rental revenue, our largest portion of revenue, utilizing the following metrics:

Rental Activity- The change in rental activity is measured by the impact of several items including utilization of rental equipment we specifically track, volume of rental revenue on bulk items not individually tracked (which includes pipe, hose and fittings, and shoring) and volume of re-rent revenue, resulting from the rental of equipment which we do not own. The impact of utilization is calculated as the change in utilization multiplied by the prior period average daily rental rate and number of rental units available.

Pricing- The change in pricing is measured by the impact of increases or declines in the average daily rental rates on rental equipment we specifically track. The impact of pricing is calculated as the change in average daily rental rate multiplied by the prior period number of rental units available and utilization.

Available rental fleet- The available rental fleet as we define it, is the number of average units of items we individually track. The impact of available rental fleet is calculated as the change in number of average rental units available multiplied by the prior period average daily rental rate and utilization.

For the Three Months Ended July 31, 2012 (Successor) Compared to the Two Months Ended July 31, 2011 (Successor) and the One Month Ended May 31, 2011 (Predecessor)

The table below presents results for the three months ended July 31, 2012, the two months ended July 31, 2011, and the one month ended May 31, 2011 (in thousands):

	Consolidated Statements of Operations

	Successor				Predecessor
	Three Months Ended July 31, 2012		Two Months Ended July 31, 2011		One Month Ended May 31, 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Rental revenue	$62,735	80.8%	$42,844	82.2%	$20,719	81.2%
Sales revenue	4,495	5.8%	2,857	5.5%	1,476	5.8%
Service revenue	10,441	13.4%	6,389	12.3%	3,318	13.0%

Total revenue	77,671	100.0%	52,090	100.0%	25,513	100.0%

Operating expenses:
Employee related expenses	22,054	28.4%	12,023	23.1%	11,720	45.9%
Rental expense	9,497	12.2%	6,379	12.2%	3,425	13.4%
Repair and maintenance	3,732	4.8%	2,242	4.3%	1,183	4.6%
Cost of goods sold	2,747	3.5%	1,840	3.5%	802	3.1%
Facility expense	5,086	6.5%	2,989	5.7%	1,414	5.5%
Professional fees	2,001	2.6%	554	1.1%	10,740	42.1%
Management fees	145	0.2%	83	0.2%	9,334	36.6%
Merger and acquisition cost	—	0.0%	10,528	20.2%	—	0.0%
Other operating expenses	3,789	4.9%	2,418	4.6%	1,427	5.6%
Depreciation and amortization	14,628	18.8%	12,744	24.5%	2,735	10.7%
Loss (gain) on sale of equipment	(452)	-0.6%	(229)	-0.4%	(190)	-0.7%

Total operating expenses	63,227	81.4%	51,571	99.0%	42,590	166.9%

Income from operations	14,444	18.6%	519	1.0%	(17,077)	-66.9%
Other expense:
Interest expense, net	10,930	14.1%	7,220	13.9%	4,275	16.8%
Loss on extinguishment of debt	—	0.0%	—	0.0%	3,338	13.1%
Foreign currency exchange loss, net	131	0.2%	—	0.0%	2	0.0%
Accrued unrealized loss on interest rate swaps	—	0.0%	—	0.0%	28,934	113.4%
Unrealized loss on interest rate swaps	—	0.0%	—	0.0%	1,239	4.9%

Total other expenses, net	11,061	14.2%	7,220	13.9%	37,788	148.1%

Income (loss) before income taxes	3,383	4.4%	(6,701)	-12.9%	(54,865)	-215.0%
Income tax expense (benefit)	1,282	1.7%	(3,239)	-6.2%	(19,162)	-75.1%

Net income (loss)	$2,101	2.7%	$(3,462)	-6.6%	$(35,703)	-139.9%

Revenue:

Consolidated

Revenue for the three months ended July 31, 2012 was $77.7 million compared to $52.1 million for the two months ended July 31, 2011 and $25.5 million for the one month ended May 31, 2011, an increase of $0.1 million.

Rental revenue for the second quarter of fiscal 2013 decreased slightly to $62.7 million from $42.8 million for the two months ended July 31, 2011 and $20.7 million for the one month ended May 31, 2011, a decrease of $0.8 million.

During the second quarter of fiscal year 2013, rental revenue was adversely impacted by rental activity in the amount of $6.1 million. Average utilization decreased to 60.1% from 67.6% during the one month ended May 31, 2011 and 66.9% during the two months ended July 31, 2011, resulting in a negative impact to rental revenue in the amount of $4.7 million. Rental revenue from bulk items decreased slightly over the period by $0.8 million, and re-rent revenue decreased by $0.6 million.

The decrease in utilization was attributable to a combination of factors including an increase in fleet, the time frame involved in the repositioning of certain rental fleet assets to areas and industries that were experiencing an increase in rental activity and the reduction in demand from customers involved in natural gas production due to lower market prices for natural gas. Revenue from oil and gas customers during the second quarter of fiscal year 2013 was $1.2 million lower than the second quarter of fiscal year 2012. In addition, many of our rental equipment products were experiencing historically high levels of utilization during the second quarter of fiscal year 2012.

Rental revenue was positively impacted by pricing during the second quarter of fiscal year 2013, in the amount of $1.5 million as the average daily rental rate increased to $36.06 for the quarter ended July 31, 2012 from $34.61 for the one month ended May 31, 2011 and $35.04 for the two months ended July 31, 2011.

Rental revenue was also positively impacted by available rental fleet during the second quarter of fiscal year 2013, in the amount of $3.8 million as the average number of rental units available increased to 22,428 for the three months ended July 31, 2012 compared to 20,587 units at May 31, 2011 and 20,734 units for the two months ended July 31, 2011.

Service revenue totaled $10.4 million for the second quarter of fiscal year 2013, an increase of $0.7 million or 7.6% compared to the same period of the prior fiscal year. The increase in service revenue was primarily driven by hauling performed in conjunction with projects relating to pumps and pipe and hose rentals.

Sales revenue totaled $4.5 million for the second quarter of fiscal year 2013, an increase of $0.2 million or 3.7% compared to the same period in the prior fiscal year.

North America

Revenue from our North America segment totaled $72.6 million during the three months ended July 31, 2012, compared to $72.2 million during the same period of the prior fiscal year, an increase of $0.4 million.

Rental revenue decreased slightly to $58.1 million from $58.7 million for the second quarter of fiscal year 2012, a decrease of $0.6 million.

During the second quarter of fiscal year 2013, rental revenue was adversely impacted by rental activity in the amount of $5.2 million. Average utilization decreased, resulting in a negative impact to rental revenue in the amount of $3.9 million. Rental revenue from bulk items decreased over the period by $0.7 million, and re-rent revenue also decreased by $0.6 million.

The decrease in utilization was attributable to a combination of factors including an increase in fleet, the time involved in repositioning of rental fleet assets to areas and industries that were experiencing an increase in rental activity and the reduction in rental activity from customers involved in natural gas production due to lower market prices for natural gas. In addition, many of our rental equipment products were experiencing historically high levels of utilization during the second quarter of fiscal year 2012.

Rental revenue was positively impacted by pricing during the second quarter of fiscal year 2013, in the amount of $1.9 million as the average daily rental rate increased.

Rental revenue was also positively impacted by available rental fleet in the second quarter of fiscal year 2013, in the amount of $2.7 million as the average number of rental units available increased.

Europe

Revenue from our Europe segment totaled $5.1 million during the three months ended July 31, 2012 as compared to $5.4 million during the second quarter of fiscal year 2012, a decrease of $0.3 million or 5.6%. Rental revenue was the largest driver of the decrease and decreased primarily due to the negative impact of $0.8 million caused by rental activity and the decline in utilization which decreased from 73.8% during the second quarter of fiscal year 2012 to 58.9% during the second quarter of fiscal year 2013. The decline in rental activity and utilization was due to weather delays of customer projects, as well as continued softening within the economies of the countries where we operate. Exchange rate also had a negative impact on revenue in the amount of $0.7 million in comparison to the same period in the prior year due to the weakening of the Euro during this period. These declines were partially offset by the positive impact of pricing and average number of rental units available in Europe, which increased to 707 from 555 for the same period in the prior year, and added a total of $1.2 million to revenue.

Operating Expenses:

Consolidated

Operating expenses for the three months ended July 31, 2012 decreased $31.0 million or 32.9%, to $63.2 million from $42.6 million for the one month ended May 31, 2011 and $51.6 million for the two months ended July 31, 2011. However, excluding the impact of $35.3 million in Transaction costs which occurred in the prior period (see Note 3 of the notes to the consolidated financial statements for details), operating expenses increased $4.4 million. The increase was primarily due to a $3.1 million increase in employee related expenses due to the increased hiring activity during this period. The number of full-time employees increased to 805 at July 31, 2012 compared to 681 at July 31, 2011. The remaining increase of $1.3 million was due to an increase in professional fees.

North America

Operating expenses for the North America segment for the three months ended July 31, 2012 decreased $31.0 million or 34.1% to $60.0 million from $91.0 million for the same period in the prior fiscal year. This change was driven by the same factors given above in the consolidated operating expenses discussion.

Europe

Operating expenses for the Europe segment during the three months ended July 31, 2012 remained unchanged in comparison to the three months ended July 31, 2011.

Other Expense, Net: Other expense decreased by $33.9 million or 75.3% for the three months ended July 31, 2012 compared to the same period of fiscal year 2012. Excluding the impact of $32.3 million of Transaction costs which occurred during the prior period (see Note 3 of the notes to the consolidated financial statements for details), other expense, decreased $1.7 million, due to lower interest expense (as a result of lower average interest rates) and a $1.2 million unrealized loss on interest rate swaps recorded during the month ended May 31, 2011.

For the Six Months Ended July 31, 2012 (Successor) Compared to the Two Months Ended July 31, 2011 (Successor) and the Four Months Ended May 31, 2011 (Predecessor)

The table below presents results for the six months ended July 31, 2012, the two months ended July 31, 2011, and the four months ended May 31, 2011 (in thousands):

	Consolidated Statements of Operations

	Successor				Predecessor
	Six Months Ended July 31, 2012		Two Months Ended July 31, 2011		Four Months Ended May 31, 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Rental revenue	$123,582	80.4%	$42,844	82.2%	$77,710	81.8%
Sales revenue	9,567	6.2%	2,857	5.5%	5,770	6.1%
Service revenue	20,557	13.4%	6,389	12.3%	11,474	12.1%

Total revenue	153,706	100.0%	52,090	100.0%	94,954	100.0%
Operating expenses:
Employee related expenses	44,215	28.8%	12,023	23.1%	29,945	31.5%
Rental expense	18,112	11.8%	6,379	12.2%	12,373	13.0%
Repair and maintenance	6,906	4.5%	2,242	4.3%	4,596	4.8%
Cost of goods sold	5,708	3.7%	1,840	3.5%	3,112	3.3%
Facility expense	9,914	6.4%	2,989	5.7%	5,594	5.9%
Professional fees	3,423	2.2%	554	1.1%	13,536	14.3%
Management fees	279	0.2%	83	0.2%	9,927	10.5%
Merger and acquisition cost	—	0.0%	10,528	20.2%	—	0.0%
Other operating expenses	6,252	4.1%	2,418	4.6%	4,189	4.4%
Depreciation and amortization	28,833	18.8%	12,744	24.5%	11,125	11.7%
Loss (gain) on sale of equipment	(305)	-0.2%	(229)	-0.4%	(558)	-0.6%

Total operating expenses	123,337	80.2%	51,571	99.0%	93,839	98.8%

Income from operations	30,369	19.8%	519	1.0%	1,115	1.2%
Other expense:
Interest expense, net	21,342	13.9%	7,220	13.9%	16,349	17.2%
Loss on extinguishment of debt	—	0.0%	—	0.0%	3,338	3.5%
Foreign currency exchange loss, net	131	0.1%	—	0.0%	2	0.0%
Accrued unrealized loss on interest rate swaps	—	0.0%	—	0.0%	28,934	30.5%
Unrealized loss on interest rate swaps	—	0.0%	—	0.0%	3,310	3.5%

Total other expenses, net	21,473	14.0%	7,220	13.9%	51,933	54.7%

Income (loss) before income taxes	8,896	5.8%	(6,701)	-12.9%	(50,818)	-53.5%
Income tax expense (benefit)	3,582	2.3%	(3,239)	-6.2%	(16,836)	-17.7%

Net income (loss)	$5,314	3.5%	$(3,462)	-6.6%	$(33,982)	-35.8%

Revenue:

Consolidated

Revenue for the six months ended July 31, 2012 increased slightly over the same period during the prior year to $153.7 million compared to $52.1 million for the two months ended July 31, 2011 and $95.0 million for the four months ended May 31, 2011, an increase of $6.6 million or 4.5%.

Rental revenue for the six months ended July 31, 2012 increased to $123.6 million from $42.8 million for the two months ended July 31, 2011 and $77.7 million for the four months ended May 31, 2011, an increase of $3.1 million.

During the six months ended July 31, 2012, rental revenue was adversely impacted by rental activity in the amount of $7.1 million. Average utilization decreased to 60.7% from 67.6% during the four months ended May 31, 2011 and 66.9% for the two months ended July 31, 2011, resulting in a negative impact to rental revenue in the amount of $8.5 million. Re-rent revenue also decreased by $0.7 million due to a decrease in customer demand; however, rental revenue from bulk items increased over the period by $2.1 million due to higher revenues from pipes, hoses and fittings, partially offsetting the impact of utilization and re-rent revenue.

The decrease in utilization was attributable to a combination of factors including an increase in fleet size, the time frame involved in the repositioning of certain rental fleet assets to areas and industries that were experiencing an increase in rental activity and the reduction in demand from customers involved in natural gas production due to lower market prices for natural gas. Although revenue from oil and gas customers during the first six months of fiscal year 2013 was $1.5 million higher than the comparable period of prior fiscal year, slowing demand in the second quarter of fiscal year 2013 led to the relocation of fleet assets to other regions and customers with higher short-term demand. In addition, many of our rental equipment products were experiencing historically high levels of utilization during the first six months of fiscal year 2012.

Rental revenue reflected a $3.8 million positive impact from higher average pricing during the six months ended July 31, 2012, as the average daily rental rate improved to $35.80 for the six months ended July 31, 2012 from $33.89 for the four months ended May 31, 2011 and $35.04 for the two months ended July 31, 2011.

Rental revenue was also positively impacted by an increase in the available rental fleet during the six months ended July 31, 2012, in the amount of $6.4 million as the average number of rental units available increased to 22,087 for the six months ended July 31, 2012 compared to 20,449 units for the four months ended May 31, 2011 and 20,734 units for the two months ended July 31, 2011. The increase in the available rental fleet is the result of higher capital spending totaling $97.6 million in the trailing 12 months ended July 31, 2012 ($56.9 million during the second half of fiscal year 2012 and $40.7 million during the six months ended July 31, 2012).

Service revenue totaled $20.6 million for the six months ended July 31, 2012, an increase of $2.7 million or 15.1% over the same period in the prior fiscal year. The increase in service revenue was primarily driven by hauling performed in conjunction with projects relating to pumps, pipe and hose rentals as well as the increased activity of our rental equipment fleet.

Sales revenue totaled $9.6 million during the six months ended July 31, 2012, an increase of $0.9 million or 10.3% over the same period in the prior fiscal year.

North America

Revenue from our North America segment totaled $143.9 million during the six months ended July 31, 2012, compared to $137.2 million during the same period of the prior fiscal year, an increase of $6.7 million or 4.9%.

Rental revenue increased $3.0 million to $114.8 million from $111.8 million in the second half of fiscal year 2012. This change was driven by the same factors given above in the consolidated rental revenue discussion.

The remaining increase of $3.7 million was related to increases in service and sales revenue, driven by the same factors given above in the consolidated service and sales revenue discussion.

Europe

Revenue from our Europe segment was consistent with the second half of fiscal year 2012 and totaled $9.8 million during the six months ended July 31, 2012.

Operating Expenses:

Consolidated

Operating expenses for the six months ended July 31, 2012 decreased $22.1 million, or 15.2%, to $123.3 million from $93.8 million for the four months ended May 31, 2011 and $51.6 million for the two months ended July 31, 2011. However, excluding the impact of $37.1 million in Transaction costs which occurred in the prior period (see Note 3 of the notes to the consolidated financial statements for details), operating expenses increased $15.0 million. The increase was primarily due to a $7.0 million increase in employee related expenses due to the increased hiring activity during this period. The number of full time employees increased to 805 at July 31, 2012 compared to 681 at July 31, 2011. As a result of higher capital expenditures during the trailing 12 months ended July 31, 2012, depreciation and amortization expense increased by $5.0 million during the first half of fiscal year 2013 compared to the same period in the prior year. In addition, professional fees increased $1.6 million, and facility expense increased $1.4 million.

North America

Operating expenses for the North America segment during the six months ended July 31, 2012 decreased $22.8 million or 16.3% to $117.1 million from $139.9 million for the same period in the prior fiscal year. This change was driven by the same factors as the consolidated operating expenses discussed above.

Europe

Operating expenses for the Europe segment during the six months ended July 31, 2012 increased $0.7 million or 12.7% to $6.2 million from $5.5 million for the six months ended July 31, 2011. The increase of $0.7 million was due to an increase in personnel costs due to expansion in Europe.

Other Expense, net: Other expense decreased $37.7 million or 63.7% during the six months ended July 31, 2012 compared to the same period of fiscal year 2012. Excluding the impact of $32.3 million in Transaction costs which occurred in the prior period (see Note 3 of the notes to the consolidated financial statements for details), other expense decreased $5.4 million. $2.1 million of the decrease was due to lower interest expense (as a result of lower average interest rates) and the remaining $3.3 million was because there was no unrealized loss on interest rate swaps in the current period.

Liquidity and Capital Resources

Liquidity Summary

We have a history of generating higher cash flow from operations than net income recorded in the same period. Our cash flow is typically generated from operating earnings. Historically, this cash flow has been used to repay debt and to invest in fixed assets that are core to our business. We invest in assets that have relatively long useful lives. However, the Internal Revenue Code allows us to accelerate the depreciation for tax purposes over a much shorter period of time than their useful lives, which allows us to defer the payment of income taxes in our tax filings.

On July 31, 2012 and January 31, 2012, our cash and cash equivalents by location were as follows:

(In thousands)	July 31, 2012	January 31, 2012
United States	$16,664	$34,153
Europe	2,089	2,228
Mexico	755	563
Canada	164	52

Total	$19,672	$36,996

Our cash held outside the United States may be repatriated to the United States but, under current law, may be subject to United States federal income taxes, less applicable foreign tax credits. We do not plan to repatriate cash balances from our foreign subsidiaries to fund our operations within the United States. We have not provided for the United States federal tax liability on these amounts for financial statement purposes as this cash is considered permanently reinvested outside of the United States. Our intent is to meet our domestic liquidity needs through ongoing cash flow, external borrowings or both. We utilize a variety of tax planning strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

Our business is capital intensive and requires ongoing investment in fixed assets in order to maintain the size of our rental fleet of assets. Our experience has shown that, for most of our assets, if the assets are properly maintained, they may generate a level of revenue similar to new assets of the same type over the course of their useful lives. There is not a well-defined secondary or resale market for the majority of our assets; therefore, we rent the assets for as long as they can safely be employed to meet our customers’ needs. We invest capital in additional fixed assets with the expectation of generating revenue on that investment within a relatively short time frame.

We invest in our equipment for several reasons, including:

•	to expand our fleet within our current product offering in the current markets where we operate, to both existing and prospective customers;

•	to enter new geographic regions beyond the current markets where we currently operate;

•	to add additional product offerings in response to customer or market demands; and

•	to replace equipment that has been retired because it is no longer functional.

We do not typically make long-term commitments to purchase equipment. Additionally, the period of time between when we place an order for equipment and when we begin to receive it is typically two to four months. This ordering process enables us to quickly reduce our capital spending during periods of economic slowdown. During periods of expansion, we fund our investments in equipment using both our cash flow from operations and borrowings. Management believes our cash flow from operations and credit facility will be sufficient to fund our current operating needs and capital expenditures for at least the next 12 months.

Credit Facility

On June 1, 2011, we entered into a new $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility and a $45.0 million revolving credit facility ($45.0 million available as of July 31, 2012), with us, B-Corp and BC International Holdings, C.V. as the borrowers.

If more than 10% of the revolving credit facility is outstanding on the last day of any fiscal quarter, the Credit Facility requires us and our restricted subsidiaries, on a consolidated basis, to maintain a total leverage ratio of (a) the excess of (i) consolidated total debt on such day over (ii) an amount equal to the unrestricted cash and cash equivalents of us and our restricted subsidiaries on such date, not to exceed $50.0 million, to (b) consolidated EBITDA, calculated on a pro forma basis, for such period) not in excess of the ratio set forth below:

Fiscal Quarter Ratio

July 2012	8.00:1.00
October 2012	8.00:1.00
January 2013	7.50:1.00
April 2013	7.50:1.00
July 2013	7.50:1.00
October 2013	7.50:1.00
January 2014	7.00:1.00
April 2014	7.00:1.00
July 2014	7.00:1.00
October 2014	7.00:1.00
January 2015	6.50:1.00
April 2015	6.50:1.00
July 2015	6.50:1.00
October 2015	6.50:1.00
Thereafter	6.00:1.00

The Credit Facility also contains restrictive covenants (in each case, subject to exclusions) that limit, among other things, our ability and the ability of our restricted subsidiaries to: (1) create, incur, assume, or suffer to exist, any liens; (2) create, incur, assume or permit to exist, directly or indirectly, any additional indebtedness; (3) consolidate, merge, amalgamate, liquidate, wind up, or dissolve themselves; (4) convey, sell, lease, license, assign, transfer or otherwise dispose of assets; (5) make certain restricted payments; (6) make certain investments; (7) make any optional prepayment, repayment or redemption with respect to, or amend or otherwise alter the terms of documents related to, certain subordinated indebtedness; (8) enter into sale leaseback transactions; (9) enter into transactions with affiliates; (10) change our fiscal year end date or the method of determining fiscal quarters; (11) enter into contracts that limit our ability to incur any lien to secure our obligations under the Credit Facility; (12) create any encumbrance or restriction on the ability of any restricted subsidiary to make certain distributions; and (13) engage in certain lines of business. The facility also contains other customary restrictive covenants. The covenants are subject to various baskets and materiality thresholds. We were not subject to a leverage ratio debt covenant contained in the Credit Facility as of July 31, 2012 or January 31, 2012, because we did not have an outstanding balance on the revolving loan. Additionally, at July 31, 2012 and January 31, 2012 we were in compliance with all of our requirements and covenant tests under the Credit Facility.

Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin, subject to a LIBOR floor of 1.25%. The applicable Senior Term Loan margin was 3.5% and 3.75%, at July 31, 2012 and January 31, 2012, respectively, and the interest rate on the outstanding Senior Term Loan was 4.75% and 5.0%, respectively.

The weighted average interest rate for the six months ended July 31, 2012 was 4.75%. The applicable margin for borrowings under the Senior Term Loan may increase by 25 basis points and up to 50 basis points on the revolving loan if we do not maintain a specified first lien leverage ratio.

For the three and six months ended July 31, 2012 (Successor) and the two months ended July 31, 2011 (Successor), we incurred interest and fees related to the Credit Facility of $5.3 million, $10.3 million, and $3.7 million, respectively. Principal on the Senior Term Loan is payable in quarterly installments of $1.0 million. Interest on the Credit Facility is payable quarterly.

Senior Unsecured Notes due 2019

On June 1, 2011, as part of the Transaction, B-Corp Merger Sub, Inc. issued $240.0 million of the Notes, at which time, B-Corp Merger Sub, Inc. merged with and into LY BTI Holdings Corp. and changed its name to BakerCorp International, Inc., and became the surviving corporation in the merger and assumed all of B-Corp Merger Sub, Inc.’s obligations under the Notes and the related indenture by operation of law.

We may redeem all or any portion of the Notes on or after June 1, 2014 at the redemption prices set forth in the applicable indenture, plus accrued and unpaid interest. We may also redeem all or any portion of the Notes at any time prior to June 1, 2014, at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued interest. In addition, we may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings completed at any time prior to June 1, 2014.

In addition, upon a change of control, we are required to make an offer to redeem all of the Notes from the holders at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of the repurchase.

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our direct and indirect existing and future wholly-owned domestic restricted subsidiaries that guaranteed any indebtedness of the Issuer or a Guarantor or that incur indebtedness under a credit facility, in each case, subject to customary release provisions.

The debt outstanding on the Notes had a weighted average rate of 8.25% for the eight months ended January 31, 2012 and the three and six months ended July 31, 2012.

For the three and six months ended July 31, 2012 and the two months ended July 31, 2011, we incurred interest and fees related to the Notes of approximately $5.2 million, $10.1 million, and $3.5 million, respectively. Interest on the Notes is payable semi-annually.

Principal payments on debt are due according to the table below (in thousands):

Remainder of 2013	$1,950
2014	3,900
2015	3,900
2016	3,900
2017	3,900
Thereafter	608,550

$626,100

Under the terms of the credit agreement, starting in the fiscal year ending January 31, 2013, we have to make a mandatory prepayment if we have Excess Cash Flow at the end of the fiscal year within 10 business days of issuing our annual financial statements. Refer to Exhibit 10.1 Credit Agreement included within the Registration Statement on Form S-4 filed with the SEC on May 31, 2012 for a detailed definition of such Excess Cash Flow.

Operating Activities

Cash flow from operations for the six months ended July 31, 2012, the two months ended July 31, 2011, and the four months ended May 31, 2011 totaled $23.9 million, $11.0 million, and $17.1 million, respectively. The increase in cash flow from operations is primarily the result of higher net income. Net income includes certain non-cash expenses, the most significant being depreciation and amortization. During the six months ended July 31, 2012, our depreciation and amortization expenses were higher than prior years. The increase in these non-cash expenses had the impact of lowering net income. Our depreciation trended higher primarily as a result of the increase in our capital expenditures to support our revenue growth. In addition, we incurred higher amortization expense subsequent to the Transaction as a result of a significant increase in the recorded value of our identifiable intangible assets in conjunction with purchase accounting. Cash flow from operations was adversely impacted by an increase in the use of cash related to current assets and liabilities during the six months ended July 31, 2012, compared to the two months ended July 31, 2011 and the four months ended May 31, 2011.

We used $13.5 million of cash related to accounts payable and accrued expenses during the six months ended July 31, 2012 compared to cash provided of $4.2 million during the two months ended July 31, 2011 and $24.7 million for the four months ended May 31, 2011. The primary factors contributing to the increase in cash used related to accounts payable and accrued expenses included:

•	a $7.4 million increase in payments made on accounts payable during the six months ended July 31, 2012, driven primarily by payments related to our increase in capital expenditures;

•

a $3.2 million increase in accrued bonus payments during the six months ended July 31, 2012, compared to the same period in the prior fiscal year. Employees who are eligible for annual bonus payments receive the payments during the first quarter following the fiscal year end. Adjusted EBITDA for the fiscal year ended January 31, 2012 exceeded our incentive plan targets; therefore, we paid a higher level of bonuses during the first quarter of the current fiscal year as compared to the prior fiscal year; and

•

During the four months ended May 31, 2011, we recorded in the statement of operations an unrealized loss from the swap termination of $28.9 million and a $3.3 million loss on extinguishment of debt due to the write-off of unamortized deferred financing costs. Both of these charges did not require the use of cash as of May 31, 2011 and have been reflected as an adjustment to net loss within cash flows from operations.

Prepaid expenses and other current assets declined by $2.3 million during the six months ended July 31, 2012. The decline in these items relates primarily to a decrease in deposits for capital expenditures made to our vendors which were outstanding at January 31, 2012.

A $3.6 million increase in accounts receivable from January 31, 2012 to July 31, 2012 represents an improvement of $8.5 million as compared to the same period in the prior fiscal year. Accounts receivable increased during the six months ended July 31, 2011, in a similar manner to the growth of the Company’s revenues during the prior year.

Investing and Financing Activities

Cash spent on investing activities generally consists of capital investment offset by the sale of equipment from disposal of fleet. Purchases of fixed assets totaled $40.7 million, $8.5 million, and $10.7 million during the six months ended July 31, 2012, the two months ended July 31, 2011, and the four months ended May 31, 2011, respectively. Sales of equipment totaled $1.6 million, $0.7 million, and $0.9 million during the six months ended July 31, 2012, the two months ended July 31, 2011, and the four months ended May 31, 2011, respectively.

During the two months ended July 31, 2011, we recorded the acquisition of the business (the Transaction), net of cash acquired in the amount of $961.4 million.

As part of the Transaction, the sale of the Company was funded by the following sources:

•

$240.0 million of senior unsecured notes were issued at a fixed coupon interest rate of 8.25%, maturing June 1, 2019. The net cash received from the issuance of the senior unsecured notes was $230.4 million, net of original issue discount and underwriters and lenders fees;

•

$390.0 million senior term loan maturing on June 1, 2018 which is part of our $435.0 million credit facilities. The senior term loan bears interest at LIBOR plus 3.75%, with a 1.25% LIBOR floor. Principal payments of $975,000 are due quarterly. The net cash received from the issuance of the senior term loan was $375.5 million, net of underwriters and lenders fees; and

•	Equity contributions by Permira IV and members of management totaling $390.6 million.

The Company used such proceeds to repay its outstanding borrowings, terminate its outstanding interest rate swap agreements, pay transaction costs, and distribute the balance of the proceeds to the current and former shareholders. The outstanding balance of the Predecessor debt that was repaid was $488.1 million. The remaining $422.2 million of proceeds were distributed to the former shareholders of the Company. Included as part of the $390.6 million equity contribution was an additional $7.8 million of cash equity contributed to the Company by Permira IV for additional working capital.

Refer to Note 3 of the notes to the consolidated financial statements for a more thorough discussion of the Transaction.

During the six months ended July 31, 2012, we paid $2.0 million of debt obligations compared to $4.1 million during the four months ended May 31, 2011.

Hedging Activities

We have used interest rate swap agreements to effectively convert a portion of our debt with variable interest terms into a fixed interest obligation. Under our interest rate swap agreement, we typically agree to pay the counterparty a fixed rate of interest in exchange for receiving from the counterparty an interest rate that will vary on a similar function as the debt that we are attempting to hedge. We have historically conducted our swaps with large, well-capitalized counterparties whom we determined to be creditworthy.

We document all relationships between hedging instruments and hedged items, the risk management objective and strategy for undertaking various hedge transactions, the forecasted transaction that has been designated as the hedged item, and how the hedging instrument is expected to reduce the risks related to the hedged item. We analyze the interest rate swaps quarterly to determine if the hedged transaction remains effective or ineffective. We may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if we elect to remove the cash flow hedge designation. If hedge accounting is discontinued, and the hedged forecasted transaction remains probable of occurring, the previously recognized gain or loss on the interest rate swaps shall remain in accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings.

Our determination of the fair value of our interest rate swaps was calculated using a discounted cash flow analysis based upon the terms of the swap contracts and the observable interest rate curve. We adjust a liability on our balance sheet if the market value in our position of the interest rate swap is different than our basis in the interest rate swap agreements. If the interest rate swap agreements meet the conditions of hedge accounting under generally accepted accounting principles, we record a charge or credit to other comprehensive income, and for any portion of the interest rate swap agreements that either have not been designated as a hedge or do not meet all of the criteria to be classified as a hedge, we record a net unrealized gain or loss within our consolidated statement of operations.

At July 31, 2012, there were eight swap agreements with a total notional amount of $210.0 million outstanding, two with a three-year term and notional value totaling $60.0 million with a fixed rate of 1.68% and six with a five-year term and a notional value totaling $150.0 million with a fixed rate of 2.35%. As of July 31, 2012 and January 31, 2012, we recorded a liability of $6.2 million and $6.0 million, respectively, with no unrealized gain or loss in the consolidated statements of operations for the ineffective portion of the change in fair value of the interest rate swap.

Contractual Obligations and Commitments

We currently do not have any long-term purchase obligations that extend into 2013. However, we have committed open purchase orders totaling $9.5 million as of January 31, 2012 and $8.4 million as of July 31, 2012.

Off-Balance Sheet Transactions

With the exception of the interest rate swap agreements, discussed above, we do not maintain any material off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Seasonality

Demand from our customers has historically been higher during the second half of our fiscal year than during the first half of the year. The peak demand period for our products and services typically occurs during August through November because certain customers need to complete maintenance work and other specific projects before the onset of colder weather in the winter season. Because much of our revenue is derived from storing, or moving liquids, the impact of weather can hinder the ability of customers to fully use our equipment. This is particularly the case for customers with project locations in regions that are subject to freezing temperatures in winter.

Effects of Inflation

Our results of operations for the periods discussed in this report have not been significantly affected by inflation.

Critical Accounting Policies, Estimates and Judgments

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, doubtful accounts, warranties, inventory valuation, business combination purchase price allocations, our review for impairment of long-lived assets, intangible assets and goodwill, income taxes and stock-based compensation expense. Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the six months ended July 31, 2012 to the items that we disclosed as our critical accounting policies, estimates and judgments included in the Registration Statement.

Recent Accounting Pronouncements

Refer to Note 1 of the notes to the consolidated financial statements for a discussion of new and recently adopted accounting guidance.

Forward-Looking Statements

This quarterly report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Our expectations, beliefs and projections are expressed in good faith, and we believe we have a reasonable basis to make these statements through our management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that our management’s expectations, beliefs or projections will be achieved.

The discussions of our financial condition and results of operations may include various forward-looking statements about future costs and prices of commodities, production volumes, industry trends, demand for our products and services and projected results of operations. Statements contained in this prospectus that are not historical in nature are considered to be forward-looking statements. They include statements regarding our expectations, hopes, beliefs, estimates, intentions or strategies regarding the future. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “look forward to” and similar expressions are intended to identify forward-looking statements.

The forward-looking statements set forth in this quarterly report regarding, among other things, achievement of revenue, profitability and net income in future quarters, future prices and demand for our products and services, and estimated cash flows and sufficiency of cash flows to fund capital expenditures, reflect only our expectations regarding these matters. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following.

•

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.

•	Our debt agreements contain restrictions that limit our flexibility in operating our business.

•

Our business is subject to the general health of the economy, and accordingly any slowdown in the current economy or decrease in general economic activity could materially adversely affect our revenue and operating results.

•

Ongoing government review of hydraulic fracturing and its environmental impact could lead to changes to this activity or its substantial curtailment, which could materially adversely affect our revenue and results of operations.

•	We intend to expand our business into new geographic markets, and this expansion may be costly and may not be successful.

•	Our growth strategy includes evaluating selective acquisitions, which entails certain risks to our business and financial performance.

•	We intend to expand into new product lines, which may be costly and may not ultimately be successful.

•	We depend on our suppliers for the equipment we rent to customers.

•	As our rental equipment ages we may face increased costs to maintain, repair, and replace that equipment and new equipment could become more expensive.

•	The short term nature of our rental arrangements exposes us to redeployment risks and means that we could experience rapid fluctuations in revenue in response to market conditions.

•	Our customers may decide to begin providing their own liquid and solid containment solutions rather than sourcing those products from us.

•	Our industry is highly competitive, and competitive pressures could lead to a decrease in our market share or in the prices that we can charge.

•	We lease all of our branch locations, and accordingly are subject to the risk of substantial changes to the real estate rental markets and our relationships with our landlords.

•

Our business is subject to numerous environmental and safety regulations. If we are required to incur significant compliance or remediation costs, our liquidity and operating results could be materially adversely affected.

•	Changes in the many laws and regulations to which we are subject in the United States, Europe, Canada and Mexico, or our failure to comply with them, could materially adversely affect our business.

•	We have operations outside the United States. As a result, we may incur losses from currency fluctuations.

•	Turnover of our management and our ability to attract and retain other key personnel may affect our ability to efficiently manage our business and execute our strategy.

•	If our employees should unionize, this could impact our costs and ability to administer our business.

•	We are exposed to a variety of claims relating to our business, and our insurance may not fully cover them.

•	We may face substantial expense and difficulty in becoming a public company.

•

Disruptions in our information technology systems could materially adversely affect our operating results by limiting our capacity to effectively monitor and control our operations and provide effective services to our customers.

•	Fluctuations in fuel costs or reduced supplies of fuel could harm our business.

•	If we are unable to collect on contracts with customers, our operating results would be materially adversely affected.

•	Climate change, climate change regulations and greenhouse effects may materially adversely impact our operations and markets.

•	Existing trucking regulations and changes in trucking regulations may increase our costs and negatively impact our results of operations.

Additional risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from those expressed or implied in our written or oral forward-looking statements may be found under “Risk Factors” contained in this quarterly report.

These factors and other risk factors disclosed in this quarterly report and elsewhere are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also harm our results. Consequently, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Additionally, there can be no assurance provided that future operating performance will be consistent with the past performance of the Company. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

The forward-looking statements contained in this quarterly report are made only as of the date of this quarterly report. Except to the extent required by law, we do not undertake, and specifically decline any obligation, to update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Swap Agreements.

We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. We enter into derivative financial arrangements only to the extent that the arrangement meets the objectives described, and we do not engage in such transactions for speculative purposes.

Impact of Foreign Currency Rate Changes.

We currently have branch operations outside the United States, and we bill foreign customers primarily in their local currency. Our operations in Canada are billed in the Canadian dollar; operations in Europe are billed in the Euro, and operations in Mexico are billed in the Mexican Peso. Likewise, we pay our expenses in the local currencies, described above, in the areas in which we operate. We are exposed to foreign exchange rate fluctuations as the financial results of our non-United States operations are translated into U.S. dollars. The impact of foreign currency rate changes has historically not been material to our operations but that may change as our international operations grow.

It is difficult to estimate the impact of fluctuations on reported income, as it depends on the opening and closing rates, the average net balance sheet positions held in a foreign currency and the amount of income generated in local currency. We routinely forecast what these balance sheet positions and income generated in local currency may be, and we take steps to minimize exposure as we deem appropriate.

The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. Based on our overall foreign currency rate exposure at July 31, 2012, we believe that movements in foreign currency rates may have a material effect on our financial position.

Counterparty Risk.

Our interest rate swap financial instruments contain credit risk to the extent that our interest rate swap counterparties may be unable to meet the terms of the agreements. We minimize this risk by limiting our counterparties to highly rated, major financial institutions with good credit ratings. Although possible, management does not expect any material losses as a result of default by other parties. Neither the Company nor the counterparty requires any collateral for the derivative agreements. In estimating the fair value of our derivatives, management considered, among other factors, a valuation analysis performed by an independent third party with extensive expertise and experience.

Item 4. Controls and Procedures

Not applicable

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth above under Note 15 – Commitments and Contingencies – Litigation contained in the notes to the consolidated financial statements is incorporated herein by reference.

Item 1A. Risk Factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in “Risk Factors” included in the Registration Statement. The risk factors have not materially changed since the date of such filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKERCORP INTERNATIONAL, INC.

Date: September 13, 2012	By:	/s/ Bryan Livingston
Bryan Livingston
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement, dated as of June 11, 2012, by and between BakerCorp and Raymond Aronoff (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to BakerCorp International Inc.’s Registration Statement on Form S-4, filed on August 29, 2012, File No. 333-181780)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002