Form 10-Q
period 2012-10-31
BakerCorp International, Inc.
filed 2012-12-13
CIK 1550377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2012

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

There is no public market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, par value $.01 per share, outstanding on December 3, 2012.

Index

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Consolidated Condensed Balance Sheets as of October 31, 2012 (unaudited) and January 31, 2012 (audited)	3

Consolidated Condensed Statements of Operations for the Three Months Ended October 31, 2012 and October 31, 2011 (unaudited)	4

Consolidated Condensed Statements of Operations for the Nine Months Ended October 31, 2012, Five Months Ended October 31, 2011 (unaudited) and Four Months Ended May 31, 2011 (audited)	5

Consolidated Condensed Statements of Comprehensive Income for the Three Months Ended October 31, 2012 and October 31, 2011 (unaudited)	6

Consolidated Condensed Statements of Comprehensive Income (Loss) for the Nine Months Ended October 31, 2012, Five Months Ended October 31, 2011 (unaudited) and Four Months Ended May 31, 2011 (audited)	7

Consolidated Condensed Statements of Cash Flows for the Nine Months Ended October 31, 2012, Five Months Ended October 31, 2011 (unaudited) and Four Months Ended May 31, 2011 (audited)	8

Notes to Consolidated Condensed Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 3. Quantitative and Qualitative Disclosures about Market Risk	60

Item 4. Controls and Procedures	60

PART II. OTHER INFORMATION	61

Item 1. Legal Proceedings	61

Item 1A. Risk Factors	61

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3. Defaults upon Senior Securities	61

Item 4. Mine Safety Disclosures	61

Item 5. Other Information	61

Item 6. Exhibits	61

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BakerCorp International, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(In thousands)

	October 31, 2012	January 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,157	$36,996
Trade accounts receivable, less allowance for doubtful accounts of $4,214 on October 31, 2012 and $4,921 on January 31, 2012	66,264	55,824
Inventories, net	1,234	1,650
Prepaid expenses and other current assets	3,655	5,638
Deferred tax assets	10,280	2,869

Total current assets	111,590	102,977
Property and equipment, net	371,130	343,630
Goodwill	322,411	323,386
Other intangible assets, net	468,580	481,197
Deferred financing costs, net	891	975
Deferred tax assets	61,931	73,029

Total assets	$1,336,533	$1,325,194

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$25,713	$23,808
Accrued expenses	29,372	25,695
Current portion of long-term debt (net of deferred financing costs of $2,924 on October 31, 2012 and $3,231 on January 31, 2012)	976	669

Total current liabilities	56,061	50,172
Long-term debt, net of current portion (net of deferred financing of $16,481 on October 31, 2012 and $17,714 on January 31, 2012)	604,744	606,436
Deferred tax liabilities	278,173	278,289
Fair value of interest rate swap liabilities	5,874	6,003
Other long-term liabilities	1,663	2,166

Total liabilities	946,515	943,066

Commitments and contingencies	—	—

Shareholder’s equity:
Common stock, $.01 par value; 100,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	395,469	394,601
Accumulated other comprehensive loss	(16,505)	(14,723)
Retained earnings	11,054	2,250

Total shareholder’s equity	390,018	382,128

Total liabilities and shareholder’s equity	$1,336,533	$1,325,194

The accompanying notes are an integral part of these consolidated financial statements.

BakerCorp International, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations (unaudited)

(In thousands)

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011
Revenue:
Rental revenue	$67,142	$69,749
Sales revenue	5,109	5,228
Service revenue	11,990	9,653

Total revenue	84,241	84,630

Operating expenses:
Employee related expenses	23,502	21,044
Rental expenses	10,789	11,113
Repair and maintenance	4,235	3,963
Cost of goods sold	3,243	2,886
Facility expenses	4,999	4,237
Professional fees	1,930	1,243
Management fees	161	150
Other operating expenses	3,255	3,350
Depreciation and amortization	14,799	19,494
Gain on sale of equipment	(148)	(307)

Total operating expenses	66,765	67,173

Income from operations	17,476	17,457

Other expenses:
Interest expense, net	11,045	11,340

Total other expenses, net	11,045	11,340

Income before income tax expense	6,431	6,117
Income tax expense	2,941	3,437

Net income	$3,490	$2,680

The accompanying notes are an integral part of these consolidated financial statements.

BakerCorp International, Inc. and Subsidiaries (Successor) and

LY BTI Holdings Corp. and Subsidiaries (Predecessor)

Consolidated Condensed Statements of Operations

(In thousands)

	Successor		Predecessor
	Nine Months Ended October 31, 2012	Five Months Ended October 31, 2011	Four Months Ended May 31, 2011
	(unaudited)	(unaudited)
Revenue:
Rental revenue	$190,724	$112,593	$77,710
Sales revenue	14,676	8,085	5,770
Service revenue	32,547	16,042	11,474

Total revenue	237,947	136,720	94,954

Operating expenses:
Employee related expenses	67,717	33,067	29,945
Rental expenses	28,901	17,492	12,373
Repair and maintenance	11,141	6,205	4,596
Cost of goods sold	8,951	4,726	3,112
Facility expenses	14,913	7,226	5,594
Professional fees	5,353	1,797	13,536
Management fees	440	233	9,927
Merger and acquisition costs	—	10,528	—
Other operating expenses	9,507	5,768	4,189
Depreciation and amortization	43,632	32,238	11,125
Gain on sale of equipment	(453)	(536)	(558)

Total operating expenses	190,102	118,744	93,839

Income from operations	47,845	17,976	1,115

Other expenses:
Interest expense, net	32,387	18,560	16,349
Loss on extinguishment of debt	—	—	3,338
Foreign currency exchange loss, net	131	—	2
Accrued unrealized loss on interest rate swaps	—	—	28,934
Unrealized loss on interest rate swaps	—	—	3,310

Total other expenses, net	32,518	18,560	51,933

Income (loss) before income tax expense (benefit)	15,327	(584)	(50,818)
Income tax expense (benefit)	6,523	198	(16,836)

Net income (loss)	$8,804	$(782)	$(33,982)

The accompanying notes are an integral part of these consolidated financial statements.

BakerCorp International, Inc. and Subsidiaries

Consolidated Condensed Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011
Net income	$3,490	$2,680
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on interest rate swap agreements	176	(649)
Change in foreign currency translation adjustments	6,249	(865)

Other comprehensive income (loss)	6,425	(1,514)

Total comprehensive income	$9,915	$1,166

The accompanying notes are an integral part of these consolidated financial statements.

BakerCorp International, Inc. and Subsidiaries (Successor) and LY

BTI Holdings Corp. and Subsidiaries (Predecessor)

Consolidated Condensed Statements of Comprehensive Income (Loss)

(In thousands)

	Successor		Predecessor
	Nine Months Ended October 31, 2012	Five Months Ended October 31, 2011	Four Months Ended May 31, 2011
	(unaudited)	(unaudited)
Net income (loss)	$8,804	$(782)	$(33,982)
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) on interest rate swap agreements	79	(2,579)	19,480
Change in foreign currency translation adjustments	(1,861)	(1,009)	1,451
Postretirement benefits	—	—	196

Other comprehensive (loss) income	(1,782)	(3,588)	21,127

Total comprehensive income (loss)	$7,022	$(4,370)	$(12,855)

The accompanying notes are an integral part of these consolidated financial statements.

BakerCorp International, Inc. and Subsidiaries (Successor) and

LY BTI Holdings Corp. and Subsidiaries (Predecessor)

Consolidated Condensed Statements of Cash Flows

(In thousands)

	Successor		Predecessor
	Nine Months Ended October 31, 2012	Five Months Ended October 31, 2011	Four Months Ended May 31, 2011
	(unaudited)	(unaudited)
Operating activities
Net income (loss)	$8,804	$(782)	$(33,982)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Recovery of) provision for doubtful accounts	(547)	888	900
Stock compensation expense	1,979	600	2,378
Gain on sale of equipment	(453)	(536)	(558)
Depreciation and amortization	43,631	32,238	11,125
Amortization of deferred financing costs	1,625	1,413	429
Unrealized loss on interest rate swaps	—	—	3,310
Loss on extinguishment of debt	—	—	3,338
Accrued unrealized loss on interest rate swaps	—	—	28,934
Deferred income taxes	3,669	(398)	(15,971)
Amortization of acquisition liabilities	(503)	(278)	—
Changes in assets and liabilities:
Trade accounts receivable	(9,935)	(10,720)	(8,192)
Inventories	416	(769)	(144)
Prepaid expenses and other current assets	1,923	(2,791)	832
Accounts payable and accrued expenses	4,348	20,823	24,701

Net cash provided by operating activities	54,957	39,688	17,100

Investing activities
Acquisition of business, net of cash acquired	—	(961,377)	—
Purchases of property and equipment	(61,483)	(31,613)	(10,722)
Proceeds from sale of equipment	2,568	1,373	860

Net cash used in investing activities	(58,915)	(991,617)	(9,862)

Financing Activities
Repayments of long-term debt and capital leases	(2,925)	(975)	(4,117)
Capital contribution by BakerCorp International Holdings, Inc.	120	—	—
Proceeds from issuance of long-term debt	—	630,000	—
Issuance of common stock	—	390,614	—
Payment of deferred financing costs	—	(24,181)	—

Net cash (used in) provided by financing activities	(2,805)	995,458	(4,117)
Effect of foreign currency translation on cash	(76)	293	(570)

Net (decrease) increase in cash and cash equivalents	(6,839)	$43,822	2,551
Cash and cash equivalents, beginning of period	36,996	—	14,088

Cash and cash equivalents, end of period	$30,157	$43,822	$16,639

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$25,846	$8,873	$18,481
Income taxes	$3,771	$877	$1,100
Non-cash operating and financing activities:
Return of capital to BakerCorp International Holdings, Inc. related to a net cash settlement of options for shares of common stock in BakerCorp International Holdings Inc.	$(1,231)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BakerCorp International, Inc. and Subsidiaries (Successor) and

LY BTI Holdings Corp. and Subsidiaries (Predecessor) Notes to

Consolidated Condensed Financial Statements (unaudited)

Note 1. Organization, Description of Business, and Basis of Presentation

On April 12, 2011, LY BTI Holdings Corp. and subsidiaries (the “Predecessor”) and its primary stockholder, Lightyear Capital, LLC (solely in its capacity as stockholder representative) (collectively, the “Sellers”), entered into an agreement (the “Transaction Agreement”) to be purchased by B-Corp Holdings, Inc. (“B-Corp”), an entity controlled by funds (the “Permira Funds”) advised by Permira Advisers L.L.C. (the “Sponsor”) (the “Transaction”). As part of the Transaction, the Predecessor also agreed to a plan of merger (“Merger” or “Merger Agreement”) with B-Corp Merger Sub, Inc. and its parent company, B-Corp, pursuant to which the Predecessor would merge with B-Corp Merger Sub, Inc. with the Predecessor surviving the Merger and changing its name to BakerCorp International, Inc. (the “Company,” “BakerCorp” or the “Successor”). B-Corp changed its name to BakerCorp International Holdings, Inc. (“BCI Holdings”) and owns one hundred percent of the outstanding equity of the Company. BCI Holdings is owned by the Permira Funds, along with certain Rollover Investors and Co- Investors which own, indirectly, one hundred percent of the outstanding stock of BCI Holdings. The Transaction and Merger were completed on June 1, 2011. See Note 3 for additional discussion.

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

We are a provider of liquid and solid containment solutions, operating within a specialty sector of the broader industrial services industry. Our revenue is generated by providing customized solutions, service, and rental equipment to our customers. We provide a wide variety of steel and polyethylene temporary storage tanks, roll-off containers, pumps, filtration, pipes, hoses and fittings, shoring, and related products to a broad range of customers for a number of applications. Tank and roll-off container applications include the storage of water, chemicals, waste streams, and solid waste. Pump applications include the pumping of groundwater, municipal waste and other fluids. Filtration applications include the separation of various solids from liquids. We have branches in 23 states in the United States as well as branches in Canada, Mexico, France, Germany, the Netherlands, and the United Kingdom. For reporting purposes, a branch is defined as a location with at least one employee. As used herein, the terms “Company,” “we,” “us,” and “our” refer to BakerCorp and its subsidiaries, unless the context indicates to the contrary.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature and certain reclassifications have been made to prior year amounts to conform to the current year presentation. Information and footnote disclosures normally included in financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Our results of operations for the three and nine months ended October 31, 2012 are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending January 31, 2013. These unaudited consolidated financial statements should be read in conjunction with the “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the “Financial Statements and Supplementary Data” and notes thereto included in the Registration Statement on Form S-4 (File No. 333-181780) declared effective by the SEC on September 5, 2012 (the “Registration Statement”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make a number of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, judgments, and assumptions, including those related to revenue recognition, allowances for doubtful accounts, warranties, inventory valuation, impairment of long-lived assets, intangible assets and goodwill, income taxes, and stock-based compensation expense. Our estimates, judgments, and assumptions are based on historical experience, future expectations, and other factors which we believe to be reasonable. Actual results may differ from our expectations. Based on our evaluation, our estimates, judgments, and assumptions may be adjusted as more information becomes available. Any adjustment may be material.

Refer to Note 1 of the January 31, 2012 consolidated financial statements included in the Registration Statement for a summary of our significant accounting policies.

Reclassifications

Professional fees and management fees have been reclassified from other operating expenses in the prior year statement of operations to conform to the current period presentation. These reclassifications had no effect on previously reported net income or shareholder’s equity.

Note 2. Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU No. 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. This pronouncement was effective for reporting periods that began on or after December 15, 2011. We adopted this ASU beginning February 1, 2012.

During June 2011, the FASB issued ASU No. 2011-05 which requires an entity to present the components of net income and the components of other comprehensive income (loss) either in a single continuous statement or in two separate but consecutive statements. This pronouncement was effective for fiscal years, and interim periods within those years, that began on December 15, 2011. We adopted this ASU beginning February 1, 2012 and have applied it retrospectively by displaying separate statements of comprehensive income (loss).

New Accounting Pronouncements

During October 2012, the FASB issued ASU No. 2012-04, “Technical Corrections and Improvements.” The amendments in this update represent changes to clarify the Accounting Standards Codification (the “Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The adoption of ASU No. 2012-04 is not expected to have a significant impact to our consolidated financial position or results of operations.

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

The total cash consideration of $978.0 million for the Transaction was used to (i) retire Predecessor debt and accrued interest, (ii) fund the termination obligations of interest rate swap agreements, (iii) fund $25.7 million of Transaction expenses (exclusive of merger and acquisition costs and stock option expenses) and the balance was distributed to shareholders. Refer to the following table for the Predecessor purchase price distribution.

Predecessor Company

Purchase Price Distribution

(In thousands, except for shares and options and price per share)

Purchase price	$978,015
Repayment of outstanding debt, including interest	(490,446)
Settlement of interest rate swaps, including interest of $1,467	(39,669)
Transaction expenses	(25,670)

Purchase price available to shareholders	422,230
Proceeds from the exercise of vested options	18,007

$440,237
Outstanding LYBTI shares and options	55,515,502

Price per common share	$7.93

Management of the Predecessor elected to accept 36,399 shares of the Successor company in exchange for approximately 468,400 shares of the Predecessor company valued at $3.6 million. The value of the shares of the Successor company was estimated to be the same value as that of the Predecessor company.

Management also elected to exchange options to purchase approximately 2,280,000 shares of common stock of the Predecessor company, with an average exercise price of $2.79 per share, for options to purchase 177,194 shares of common stock of the Successor company with a fair value of $11.4 million.

The total value of Predecessor shares and options which were exchanged for shares and options (“Rollover equity”) of the Successor company was $15.0 million.

Consideration

The aggregate purchase price paid by B-Corp Holdings, Inc. at the time of the Merger was an amount in cash equal to (i) $960.0 million, plus (ii) our estimated cash, plus or minus (iii) our estimated net working capital surplus or deficit, plus or minus (iv) our estimated aggregate amount of capital expenditure surplus or deficit from February 1, 2011 through the date immediately preceding the closing, plus (v) the aggregate fair value of all options, minus (vi) our estimated transaction expenses. At June 1, 2011, the final consideration paid by B-Corp Holdings, Inc. equaled $978.0 million and the fair value of all consideration transferred was $988.5 million.

(In thousands)
Buyer’s consideration
Initial purchase price	$978,015
Permira added cash contribution	7,821

Total consideration	985,836
Fair value of rollover options	2,631

Total buyer’s consideration	$988,467

In addition to the $978.0 million of cash consideration to purchase the company, B-Corp Holdings, Inc. contributed $10.6 million to fund merger and acquisition costs and $7.8 million as an additional cash contribution to fund growth initiatives.

The Financing Transactions

B-Corp Holdings, Inc. financed the Transaction with:

•	an equity contribution of approximately $390.0 million provided by the Permira Funds, the Rollover Investors, and certain additional individual investors (the “Co-Investors”);

•

a senior secured credit facility (the “Credit Facility”) in an aggregate principal amount of up to $435.0 million that includes a $390.0 million term loan facility and a $45.0 million revolving credit facility (with an available balance of $45.0 million as of January 31, 2012 and October 31, 2012);

•	$240.0 million in aggregate principal amount of senior unsecured notes (the “Notes”) issued in the Company’s debt offering which closed on June 1, 2011.

The equity contribution described above included cash contributions from the Permira Funds and the Co-Investors as well as the rollover of shares of capital stock and options by the Rollover Investors. See Note 8 for additional discussion. The following table presents the sources and uses of cash related to the Transaction.

Sources and Uses

(In thousands)

Equity contribution of investors	$375,614
Rollover equity of management	15,000
Net proceeds of credit facility	375,443
Net proceeds of Senior Notes	230,351

Total sources	$996,408

Purchase price	$978,015
Permira added contribution	7,821

Total consideration	985,836
Cash contribution for merger and acquisition costs	10,572

Total uses	$996,408

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

Fair value of tangible assets and liabilities acquired:
Cash and cash equivalents	$24,459
Trade accounts receivable	53,216
Inventories	862
Prepaid expenses and other current assets	2,306
Property and equipment	325,588
Deferred tax assets	79,594
Accounts payable	(13,311)
Other short-term liabilities	(20,421)
Other long-term liabilities	(2,611)
Deferred tax liabilities	(284,107)

Total net tangible assets and liabilities		165,575
Fair value of identifiable intangible assets acquired:
Customer relationships (25-year life)	406,443
Trade names (indefinite life)	88,433
Goodwill	328,016

Total identified intangible assets acquired		822,892

Total purchase price		$988,467

Transaction Costs

During the four months ended May 31, 2011, the Predecessor recorded Transaction costs of $58.8 million. These costs include $15.2 million of accounting, investment banking, legal and other costs associated with the Transaction and a non-cash charge for stock compensation of approximately $2.0 million during the period ended May 31, 2011 resulting from the acceleration of stock options and restricted stock. Additionally, to settle the monitoring fee agreement, the Predecessor paid an affiliate of Lightyear Capital (the “Former Sponsor”) $9.3 million in fees and expenses, which is reflected within management fees in the statement of operations for the four months ended May 31, 2011. During the period from June 1, 2011 through January 31, 2012, we recorded Transaction costs of $11.2 million consisting primarily of merger and acquisition costs of $10.5 million and other professional fees related to the Transaction.

	Predecessor	Successor
(In thousands)	Four Months Ended May 31, 2011	Five Months Ended October 31, 2011	Three Months Ended January 31, 2012	Eight Months Ended January 31, 2012	Total
Operating expenses:
Management fees-sponsor expenses	$9,337	$—	$—	$—	$9,337
Professional fees-investment banking expenses	9,791	—	—	—	9,791
Merger and acquisition costs	—	10,528	—	10,528	10,528
Employee related expenses-bonus expenses	2,789	—	—	—	2,789
Professional fees-legal expenses	1,833	—	68	68	1,901
Professional fees-accounting	600	45	542	587	1,187
Professional fees-consulting	—	—	25	25	25
Other operating expenses	190	—	20	20	210
Employee related expenses-stock option expenses	1,995	—	—	—	1,995

Total operating expenses	26,535	10,573	655	11,228	37,763
Non-operating expenses:
Loss on extinguishment of debt	3,338	—	—	—	3,338
Accrued unrealized loss on interest rate swaps	28,934	—	—	—	28,934

Total non-operating expenses	32,272	—	—	—	32,272
Total Transaction expenses	$58,807	$10,573	$655	$11,228	$70,035

Pro Forma Financial Information

The following pro forma financial data summarizes our results of operations as if the Transaction occurred on February 1, 2011:

	Successor
(In thousands)	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011
Revenue	$84,241	$84,630
Net income	$4,406	$6,025

	Successor		Predecessor
(In thousands)	Nine Months Ended October 31, 2012	Five Months Ended October 31, 2011	Four Months Ended May 31, 2011
Revenue	$237,947	$136,720	$94,954
Net income (loss)	$10,558	$10,906	$(2,016)

The pro forma financial data is provided for informational purposes only and is not necessarily indicative of what our results of operations would have been had the Transaction occurred on February 1, 2011, or the results of operations for any future periods. The pro forma adjustments include (i) adjustments to net income for the depreciation and amortization expense booked as a result of fair value adjustments to property and equipment, post-employment benefits and the customer relationships intangible asset; (ii) reduced interest expense due to the new credit facilities; (iii) reversal of the loss on interest rate swaps; and (iv) amortization of an above market rate lease liability. Pro forma adjustments are summarized in the following tables:

	Successor
(In thousands)	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011
Pro forma net income	$4,406	$6,025
Net income	3,490	2,680

Pro forma change in net income	916	3,345

Depreciation and amortization due to fair value adjustments	784	4,444
Interest expense due to new credit facilities	718	825
Post-retirement benefit expense	—	(23)
Amortization of above market lease	—	171
Income tax change based on the adjustments above	(586)	(2,072)

Pro forma change in net income	$916	$3,345

	Successor		Predecessor
(In thousands)	Nine Months Ended October 31, 2012	Five Months Ended October 31, 2011	Four Months Ended May 31, 2011
Pro forma net income (loss)	$10,558	$10,906	$(2,016)
Net income (loss)	8,804	(782)	(33,982)

Pro forma change in net income (loss)	1,754	11,688	31,966

Depreciation and amortization due to fair value adjustments	1,588	7,154	(12,800)
Interest expense due to new credit facilities	1,289	954	2,251
Post-retirement benefit expense	—	(38)	(30)
Amortization of above market lease	—	285	228
Reversal of accounting and legal fees related to the Transaction	—	45	12,224
Reversal of merger and acquisition fees related to the Transaction	—	10,528	—
Reversal of sponsor management fees related to the Transaction	—	—	9,334
Reversal of compensation expense related to the Transaction	—	—	4,794
Reversal of meeting expense related to the Transaction	—	—	82
Reversal of other operating expense related to the Transaction	—	—	101
Reversal of loss on interest rate swaps	—	—	32,244
Reversal of loss on extinguishment of debt	—	—	3,338
Income tax change based on the adjustments above	(1,123)	(7,240)	(19,800)

Pro forma change in net income	$1,754	$11,688	$31,966

Note 4. Inventories, net

Our inventory is composed of finished goods which we purchase and hold for resale. Inventory is valued at the lower of cost or market value. The approximate cost is determined using the average cost method. We write down our inventory for the estimated difference between the inventory’s approximate cost and its estimated market value based upon our best estimates of market conditions.

We carry inventory in amounts necessary to satisfy our customers’ inventory requirements on a timely basis. We continually monitor our inventory status to control inventory levels and write down any excess or obsolete inventories on hand.

Inventories consisted of the following on the dates indicated:

(In thousands)	October 31, 2012	January 31, 2012
Finished goods	$1,744	$2,178
Less: inventory reserve	(510)	(528)

Inventories, net	$1,234	$1,650

Note 5. Property and Equipment, net

Property and equipment, net consisted of the following on October 31, 2012:

(In thousands)	Cost	Accumulated depreciation	Net Carrying Amount
Assets Held for Rent:
Berms	$2,544	$(1,255)	$1,289
Boxes	22,758	(4,806)	17,952
Filtration	4,860	(1,663)	3,197
Generators and light towers	247	(101)	146
Pipes, hoses and fittings	13,998	(9,294)	4,704
Polyethylene tanks	3,043	(775)	2,268
Pumps	34,661	(9,421)	25,240
Shoring	1,441	(1,012)	429
Steel tanks	308,898	(23,392)	285,506
Tank trailers	1,887	(600)	1,287
Construction in progress	6,933	—	6,933

Total Assets Held for Rent	401,270	(52,319)	348,951

Assets Held for Use:
Leasehold improvements	2,188	(435)	1,753
Machinery and equipment	24,841	(10,084)	14,757
Office furniture and equipment	3,544	(1,412)	2,132
Software	945	(311)	634
Construction in progress	2,903	—	2,903

Total Assets Held for Use	34,421	(12,242)	22,179

Total	$435,691	$(64,561)	$371,130

Property and equipment, net consisted of the following on January 31, 2012:

(In thousands)	Cost	Accumulated depreciation	Net Carrying Amount
Assets Held for Rent:
Berms	$1,622	$(646)	$976
Boxes	21,873	(2,659)	19,214
Filtration	4,198	(915)	3,283
Generators and light towers	219	(66)	153
Pipes, hoses and fittings	9,511	(4,184)	5,327
Polyethylene tanks	2,053	(542)	1,511
Pumps	22,923	(4,691)	18,232
Shoring	1,062	(573)	489
Steel tanks	282,406	(12,108)	270,298
Tank trailers	1,870	(321)	1,549
Other	2,088	—	2,088
Construction in progress	5,241	—	5,241

Total Assets Held for Rent	355,066	(26,705)	328,361
Assets Held for Use:
Leasehold improvements	1,727	(153)	1,574
Machinery and equipment	16,766	(6,170)	10,596
Office furniture and equipment	2,786	(926)	1,860
Construction in progress	1,239	—	1,239

Total Assets Held for Use	22,518	(7,249)	15,269

Total	$377,584	$(33,954)	$343,630

On October 31, 2012 and January 31, 2012, we had $45.1 million and $34.7 million, respectively, of net property and equipment located outside of the United States. We had $38.0 million and $30.6 million of net property and equipment located in Europe on October 31, 2012 and January 31, 2012, respectively.

Depreciation expense for the three and nine months ended October 31, 2012 (Successor), the three and five months ended October 31, 2011 (Successor), and the four months ended May 31, 2011 (Predecessor), was $10.7 million, $31.5 million, $15.6 million, $25.8 million, and $10.0 million, respectively.

Note 6. Goodwill and Other Intangible Assets, net

Goodwill

Goodwill by reportable segment on October 31, 2012 and January 31, 2012 and the changes in the carrying amount of goodwill during the nine months ended October 31, 2012 were the following:

(In thousands)	North America	Europe	Total
Balance on January 31, 2012	$263,148	$60,238	$323,386
Goodwill adjustments (1)	—	(975)	(975)

Balance on October 31, 2012	$263,148	$59,263	$322,411

(1)	The adjustment included in Europe goodwill was the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.

Intangible Assets, Net

The components of intangible assets, net on October 31, 2012 and January 31, 2012 were the following:

	October 31, 2012			January 31, 2012
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Carrying amount:
Customer relationships (25 years)	$404,110	$(22,900)	$381,210	$404,455	$(10,785)	$393,670
Trade names (Indefinite)	87,370	—	87,370	87,527	—	87,527

Total carrying amount	$491,480	$(22,900)	$468,580	$491,982	$(10,785)	$481,197

Estimated amortization expense for the fiscal years ending January 31 is as follows:

(In thousands)
Remainder of 2013	$4,049
2014	16,164
2015	16,164
2016	16,164
2017	16,164
Thereafter	312,505

Total	$381,210

For the three and nine months ended October 31, 2012 (Successor), the three and five months ended October 31, 2011 (Successor), and the four months ended May 31, 2011 (Predecessor), amortization expense related to intangible assets was $4.0 million, $12.1 million, $3.9 million, $6.5 million, and $1.1 million, respectively.

Note 7. Accrued Expenses

Accrued expenses consisted of the following on October 31, 2012 and January 31, 2012:

(In thousands)	October 31, 2012	January 31, 2012
Accrued compensation	$11,293	$12,689
Accrued insurance	2,251	1,978
Accrued interest	8,250	3,300
Accrued professional fees	783	1,347
Accrued sales, property, and franchise taxes	4,440	4,907
Other accrued expenses	2,355	1,474

Total accrued expenses	$29,372	$25,695

Note 8. Fair Value Measurements

We measure fair value using the framework established by the FASB accounting guidance for fair value measurements and disclosures. This framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

The valuation techniques are based upon observable and unobservable inputs. Observable or market inputs reflect market data obtained from independent sources. Unobservable inputs require management to make certain assumptions and judgments based on the best information available. Observable inputs are the preferred data source. These two types of inputs result in the following fair value hierarchy:

•	Level 1 – Quoted prices (unadjusted) for identical instruments in active markets.

•

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Prices or valuations that require management inputs that are both significant to the fair value measurement and unobservable.

Our financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, inventory, accounts payable, accrued expenses, and debt.

Cash and cash equivalents, trade accounts receivable, inventory, accounts payable, and accrued expenses — These financial instruments are recorded at historical cost as it approximates fair value due to their short-term nature.

Debt — Debt is recorded in the financial statements at historical cost. The fair values of our senior notes and senior term loan disclosed below are based on the latest sales price for similar instruments obtained from a third party at the end of the period.

Interest Rate Swaps — Interest rate swap contracts are recorded in the consolidated financial statements at fair value. On October 31, 2012, we had interest rate swap contracts with a total notional principal of $210.0 million. For these interest rate swap contracts, we have agreed to pay fixed interest rates while receiving a floating interest rate. The purpose of holding these interest rate swap contracts is to hedge against the upward movement of LIBOR and the associated interest expense we pay on our external variable rate credit facilities.

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

On October 31, 2012 (Successor) and January 31, 2012 (Successor), the weighted average fixed interest rate of our interest rate swap contracts was 2.16%, and the weighted average remaining life was 3.2 years and 3.9 years, respectively. For the three and nine months ended October 31, 2012 (Successor), the three and five months ended October 31, 2011 (Successor), and the four months ended May 31, 2011 (Predecessor), we included within interest expense $0.4 million, $1.4 million, $0.5 million, $0.5 million, and $5.1 million, respectively, related to the interest rate swap contracts.

Liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurement using
(In thousands)	October 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap agreements	$5,874	$—	$5,874	$—
Senior Term Loan	387,051	—	387,051	—
Senior Unsecured Notes	239,100	—	239,100	—

Total	$632,025	$—	$632,025	$—

		Fair value measurement using
(In thousands)	January 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap agreements	$6,003	$—	$6,003	$—
Senior Term Loan	388,050	—	388,050	—
Senior Unsecured Notes	240,000	—	240,000	—

Total	$634,053	$—	$634,053	$—

Note 9. Debt

On June 1, 2011, in connection with the Transaction discussed in notes 1 and 3 above, we (i) entered into a $435.0 million Credit Facility, consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility ($45.0 million available as of October 31, 2012) and (ii) on June 1, 2011 issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”).

Long-term debt consists of the following:

(In thousands)	October 31, 2012	January 31, 2012
Senior Term Loan, maturing June 1, 2018, subject to credit agreement referred to below, payable in quarterly installments of $975 thousand through April 30, 2018	$385,125	$388,050
Revolving Loan, maturing June 1, 2016, subject to credit agreement referred to below, with available borrowings up to $45.0 million in 2012, interest due in accordance with 3 and 6-month LIBOR contracts	—	—
Senior Unsecured Notes, maturing June 1, 2019, subject to the indenture referred to below	240,000	240,000

Total debt	625,125	628,050

Less: Deferred financing costs	(19,405)	(20,945)

	605,720	607,105

Less current portion (net of current portion of deferred financing costs of $2.9 million on October 31, 2012 and $3.2 million on January 31, 2012)	(976)	(669)

Long-term debt, net of current portion (net of long-term portion of deferred financing costs of $16.5 million on October 31, 2012 and $17.7 million on January 31, 2012)	$604,744	$606,436

Credit Facility

The Credit Facility issued in connection with the Transaction limits our (and all of our U.S. subsidiaries) ability to incur additional indebtedness, pay dividends or make other distributions, repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, and sell certain assets or merge with or into other companies. In addition, under the Credit Facility agreement, we may be required to satisfy and maintain a total leverage ratio if there is an outstanding balance on the revolving loan of 10% or more of the committed amount as of any quarter end. At October 31, 2012, we did not have an outstanding balance on the revolving loan; therefore, at October 31, 2012, we were not subject to a leverage test. Additionally, at October 31, 2012, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin, subject to a LIBOR floor of 1.25%. The applicable Senior Term Loan margin was 3.75% on both October 31, 2012 and January 31, 2012, and the interest rate on the outstanding Senior Term Loan was 5.0% on both October 31, 2012 and January 31, 2012. The weighted average interest rate during the nine months ended October 31, 2012 was 4.86%. The applicable margin for borrowings under the Senior Term Loan may increase by 25 basis points and up to 50 basis points on the revolving loan if we do not maintain a specified first lien leverage ratio.

For the three and nine months ended October 31, 2012 and the three and five months ended October 31, 2011, we incurred interest and fees related to the Credit Facility of $5.4 million, $15.7 million, $5.5 million, and $9.2 million, respectively. Interest on the Credit Facility is payable quarterly. Principal on the Senior Term Loan is payable in quarterly installments of $1.0 million.

Under the terms of the credit agreement, beginning with the fiscal year ending January 31, 2013, we are required to make a mandatory prepayment if we have Excess Cash Flow at the end of the fiscal year within 10 business days of issuing our annual financial statements. Refer to the Credit Agreement included as Exhibit 10.1 to the Registration Statement on Form S-4 filed with the SEC on May 31, 2012 for a detailed definition of Excess Cash Flow.

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

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our direct and indirect existing and future wholly-owned domestic restricted subsidiaries that guarantee any indebtedness of the Issuer or a Guarantor or that incur indebtedness under a credit facility, in each case, subject to customary release provisions.

The debt outstanding on the Notes had a weighted average rate of 8.25% for the eight months ended January 31, 2012 and the three and nine months ended October 31, 2012.

For the three and nine months ended October 31, 2012 and the three and five months ended October 31, 2011, we incurred interest and fees related to the Notes of approximately $5.1 million, $15.2 million, $5.3 million, and $8.8 million, respectively. Interest on the Notes is payable semi-annually.

Principal payments on debt for the fiscal years ending January 31 are due according to the table below:

(In thousands)
Remainder of 2013	$975
2014	3,900
2015	3,900
2016	3,900
2017	3,900
Thereafter	608,550

Total	$625,125

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

On October 31, 2012, we recorded an accrued liability of $5.9 million representing the fair value of the potential termination obligation of the interest rate swaps. The change in fair value of the interest rate swaps did not contain an ineffective portion. During the three and nine months ended October 31, 2012 and the three and five months ended October 31, 2011, we recorded a pre-tax (gain) loss of $(0.3) million, $(0.1) million, $2.3 million, and $4.2 million, respectively (an after tax (gain) loss of $(0.2) million, $(0.1) million, $0.7 million, and $2.6 million, respectively), in OCI for the change in the potential termination obligation related to the effective portion of the interest rate swaps.

On October 31, 2012, the effective portion of our cash flow hedges before tax was $5.9 million. We do not expect to reclassify any material amount from OCI into earnings within the next 12 months.

Predecessor

For the four months ended May 31, 2011, the Predecessor recorded an unrealized loss on interest rate swaps totaling $1.1 million, in the statement of operations for the ineffective portion of interest rate swaps. In addition, during the four months ended May 31, 2011, the Predecessor reclassified $2.2 million from other comprehensive loss to unrealized loss on interest rate swaps within the statement of operations related to an interest rate swap which was undesignated as effective upon its amendment during the year ended January 31, 2011. This amount was previously recognized as an effective hedge and was reclassified during the same period the hedged transaction affected earnings.

At the closing of the Transaction, we were contractually required to pay a termination fee of $38.2 million to the counterparties. The termination of the interest rate swaps resulted in the immediate recognition of a $28.9 million accrued unrealized loss, as $9.3 million had been previously recognized.

The fair value of the potential termination obligation related to our interest rate swaps on October 31, 2012 and January 31, 2012 was the following:

(in thousands)	October 31, 2012	January 31, 2012
Interest rate swaps, fixed notional amount of $60.0 million, effective July 2011, expires July 2014, fixed rate payor of interest at 1.681%, receives interest at the three-month LIBOR subject to a 1.25% floor	$(442)	$(566)

Interest rate swaps, fixed notional amount of $150.0 million, effective July 2011, expires July 2016, fixed rate payor of interest at 2.346%, receives interest at the three-month LIBOR subject to a 1.25% floor	(5,432)	(5,437)

	$(5,874)	$(6,003)

Note 11. Income Taxes

The income tax provision for the nine months ended October 31, 2012 (Successor), the five months ended October 31, 2011 (Successor), and the four months ended May 31, 2011 (Predecessor) is based on the estimated annual effective tax rate for the entire fiscal year. The estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pre-tax income and losses for the year are increased or decreased, including changes in the geographic mix of pre-tax income and losses.

The effective income tax rate for the nine months ended October 31, 2012 (Successor) was 42.6% compared to (33.9%) for the five months ended October 31, 2011 (Successor) and 33.1% for the four months ended May 31, 2011 (Predecessor). The effective tax rates differ from the U.S. federal statutory rate primarily due to state taxes, non-deductible meals and entertainment expenses and discrete items. During the four months ended May 31, 2011, there was a significant discrete item which resulted in an increase in the income tax provision related to the sale of property and equipment by the U.S. to Canada in connection with the incorporation of the Canadian branch.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized. The majority of our deferred tax assets relate to federal net operating loss carry-forwards. Management believes that the Company will realize the benefit of existing deferred tax assets based on the scheduled reversal of U.S. deferred tax liabilities related to depreciation and amortization expenses not deductible for tax purposes, which is ordinary income and of the same character as the temporary differences giving rise to the deferred tax assets. This will reverse in substantially similar time periods as the deferred tax assets and in the same jurisdictions. As such, the deferred tax liabilities are considered a source of income sufficient to support our U.S. deferred tax assets; therefore, a valuation allowance is not required on October 31, 2012.

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

We file income tax returns and are subject to audit in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We do not anticipate any potential adjustment to our provision for income taxes that may result from examinations by, or any negotiated agreements with, tax authorities. We are currently under audit by the French tax authorities for the income tax returns filed for the fiscal years ended January 31, 2009 to 2012. We do not believe that the final outcome of this examination will have a material effect on our results of operations.

Note 12. Share-based Compensation

In connection with the Transaction, we adopted a share-based management compensation plan, the BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan permits the granting of stock options, nonqualified stock options and restricted stock for up to 490,641 shares of BCI Holdings stock to eligible employees and nonemployee directors and consultants. As of October 31, 2012, we granted 455,939 options under the 2011 Plan, leaving 34,702 options available for grant.

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

Prior to the Transaction, the Company had other equity incentive plans, whereby restricted shares and options to purchase shares of common stock were granted to key employees and outside directors. Stock options that vest over a period of time were awarded as well as non-vested share awards which included restricted shares and options with vesting subject to performance conditions. The vesting of all outstanding options and restricted shares outstanding as of May 31, 2011 were accelerated in connection with the Transaction (refer to Note 3).

During the three months ended October 31, 2012 and four months ended May 31, 2011, we did not grant any option awards. During the nine months ended October 31, 2012, we granted option awards to purchase 36,500 shares of BCI Holdings. These option awards have a weighted average exercise price of $191.44 and a weighted average grant date fair value of $34.35 per share. During the three and five months ended October 31, 2011, we granted option awards to purchase 24,000 and 442,939 shares of BCI Holdings, respectively. These option awards have a weighted average grant date fair value of $26.88 per share during both the three and five months ended October 31, 2011. The weighted average grant date fair value is calculated using the Black-Scholes option pricing model based on the assumptions below for each respective period. Expected volatility is management’s estimate based upon peer company data and other factors.

	Successor		Predecessor
	Three Months and Nine Months Ended October 31, 2012	Three Months and Five Months Ended October 31, 2011	Four Months Ended May 31, 2011
Expected volatility	45%	45%	N/A
Expected dividends	0%	0%	N/A
Expected term	6.3 years	6.3 years	N/A
Risk-free interest rate	1.00%	2.07%	N/A

The following table summarizes stock option activity for the nine months ended October 31, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at February 1, 2012	620,133	$135.26	8.5
Granted	36,500	191.44
Exercised	(17,562)	64.38		$1,249
Forfeited/cancelled/expired	(23,500)	186.17

Outstanding at October 31, 2012	615,571	138.67	7.8	24,566

Vested and expected to vest as of October 31, 2012	583,258	136.55	7.8	24,027
Exercisable as of October 31, 2012	304,647	$101.58	6.9	$18,813
Available for grant at October 31, 2012	34,702

The aggregate intrinsic value in the table above represents the total pre-tax value that option holders would have received had all option holders exercised their options on October 31, 2012. The aggregate intrinsic value is the difference between the fair market value of the Company’s stock at the end of the third quarter of 2012 and the option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of our stock. The total intrinsic value of options exercised for the three months ended October 31, 2012 and 2011 was $1.2 million and $0, respectively. The total intrinsic value of options exercised for the nine months ended October 31, 2012, the five months ended October 31, 2011 and the four months ended May 31, 2011 was $1.2 million, $0, and $16.9 million, respectively.

The total fair value of shares vested during the three months ended October 31, 2012 and 2011 was $0.7 million and $0.6 million, respectively. The total fair value of shares vested during the nine months ended October 31, 2012, the five months ended October 31, 2011, and the four months ended May 31, 2011 was $2.0 million, $0.6 million, and $7.3 million, respectively.

We recognized non-cash stock-based compensation expense of $0.8 million, $2.0 million, $0.4 million, $0.6 million, and $2.4 million during the three and nine months ended October 31, 2012, the three and five months ended October 31, 2011, and the four months ended May 31, 2011, respectively, which is included in employee related expenses.

On October 31, 2012, there was $8.5 million of unrecognized pre-tax stock-based compensation expense related to non-vested stock options which we expect to recognize over a weighted average period of 3.8 years.

Note 13. Segment Reporting

We conduct our operations through entities located in the United States, Canada, Mexico, France, Germany, the United Kingdom, and the Netherlands. We transact business using the local currency within the country, where we perform the service or provide the rental equipment.

Our operating and reportable segments are North America and Europe. Within each operating segment, there are common customers, common pricing structures, ability and history of sharing equipment and resources, operational compatibility, commonality of regulatory environments, and relative geographic proximity. Our operating segments consist of the following:

•	the North American segment consists of branches located in the United States, Canada, and Mexico that provide equipment and services suitable across all of these North American countries.

•	the European segment consists of branches located in France, Germany, the United Kingdom, and the Netherlands that provide equipment and services to customers in a number of European countries.

Our reporting units for the purpose of testing goodwill for impairment consist of seven geographic divisions located at a level below our operating segments.

	Successor
(In thousands)	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011
Revenue
United States	$75,996	$77,593
Other North America	2,257	1,058
Europe	5,988	5,979

Total revenue	84,241	84,630

Depreciation and amortization
North America	14,019	17,771
Europe	780	1,723

Total depreciation and amortization	14,799	19,494

Interest expense, net
North America	11,045	11,230
Europe	—	110

Total interest expense, net	11,045	11,340

Tax expense
North America	2,641	2,790
Europe	300	647

Total tax expense	2,941	3,437

Net income
North America	1,973	1,847
Europe	1,517	833

Total net income	$3,490	$2,680

	Successor		Predecessor
(In thousands)	Nine Months Ended October 31, 2012	Five Months Ended October 31, 2011	Four Months Ended May 31, 2011
Revenue
United States	$217,719	$125,384	$87,807
Other North America	4,478	1,726	917
Europe	15,750	9,610	6,230

Total revenue	237,947	136,720	94,954

Depreciation and amortization
North America	41,367	30,263	10,693
Europe	2,265	1,975	432

Total depreciation and amortization	43,632	32,238	11,125

Interest expense (income), net
North America	32,395	18,407	16,238
Europe	(8)	153	111

Total interest expense, net	32,387	18,560	16,349

Tax expense (benefit)
North America	5,140	(982)	(17,503)
Europe	1,383	1,180	667

Total tax expense (benefit)	6,523	198	(16,836)

Net income (loss)
North America	6,025	(2,920)	(35,646)
Europe	2,779	2,138	1,664

Total net income (loss)	$8,804	$(782)	$(33,982)

Total asset and long-lived asset information is the following:

(In thousands)	October 31, 2012	January 31, 2012
Total assets
United States	$1,190,051	$1,189,299
Other North America	11,353	6,445
Europe	135,129	129,450

Total assets	1,336,533	1,325,194

Long-lived assets
United States	326,047	308,134
Other North America	7,058	4,906
Europe	38,025	30,590

Total long-lived assets	$371,130	$343,630

14. Related Party Transactions

From time to time, we enter into transactions in the normal course of business with related parties. We believe that such transactions are at arm’s-length and have terms consistent with those that would have been obtained from unaffiliated third parties.

Successor

Pursuant to a professional services agreement between us and the Sponsor, we agreed to pay the Sponsor an annual management fee of $0.5 million, payable quarterly, plus reasonable out-of-pocket expenses, in connection with the planning, strategy and oversight support provided to management. For the three and nine months ended October 31, 2012 and the three and five months ended October 31, 2011, we recorded $0.1 million, $0.4 million, $0.1 million, and $0.2 million, respectively, in aggregate management fees and expenses to the Sponsor. Management fees payable to the Sponsor totaled $0.04 million on both October 31, 2012 and January 31, 2012.

Predecessor

We had a monitoring fee agreement with an affiliate of the Former Sponsor, the majority shareholder of the Predecessor, on May 31, 2011. The affiliate provided general executive and management services to us for an annual management fee of $2.0 million, in addition to out-of-pocket expenses. The amount of management expense to the Former Sponsor was $0.6 million for the four months ended May 31, 2011.

In connection with the Transaction, in settlement of the monitoring fee agreement, we paid the Former Sponsor $9.3 million in fees and expenses, which is reflected in the statement of operations within management fees for the four months ended May 31, 2011.

Note 15. Commitments and Contingencies

Litigation

On or about April 30, 2012, BakerCorp was served with a lawsuit titled West v. First Light Power Enterprises, Inc., et al., U.S. District Court, District of Massachusetts, alleging that BakerCorp is liable for negligence, strict liability, loss of consortium, and punitive damages in connection with the death of a contract worker during fiscal 2012 at a First Light Power Plant site, who was killed by a piece of piping assembly. Numerous other entities are named in the suit, including the site owner, the contractor who fused and assembled the pipe, the pipe manufacturer, and the fusing machine manufacturer. BakerCorp is alleged to have negligently supervised and/or performed the pipe assembly operation. We have denied liability and initiated discovery in the case. Since the case is still at a very early stage, it is not yet possible to determine the probability of an adverse outcome, and the amount of possible loss, if any, cannot be reasonably estimated.

During the first quarter of fiscal year 2013, BakerCorp was served with a lawsuit titled Montgomery v. EQT Production Company, et al., Court of Common Pleas, Philadelphia, alleging that BakerCorp is liable for negligence, strict liability, breach of warranty and punitive damages arising out of the injuries of two gas field contract workers who were burned when the pump they were operating ignited a pool of flammable liquid on the ground near two tanks rented from BakerCorp during fiscal 2012. Numerous other parties, including the site owner, pump manufacturer and pump distributor are named in the suit. We have denied liability and initiated discovery in the case. In early September 2012, the punitive damages claim was stricken against BakerCorp. Since the case is still at a very early stage, it is not yet possible to determine the probability of an adverse outcome, and the amount of possible loss cannot be reasonably estimated.

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

Note 16. Condensed Consolidating Financial Information

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

We conduct substantially all of our business through our subsidiaries. In servicing payments to be made on the Notes and other indebtedness, and to satisfy other liquidity requirements, we will rely, in large part, on cash flows from these subsidiaries, mainly in the form of dividends, royalties and advances, or payments of intercompany loan arrangements. The ability of these subsidiaries to make dividend payments to us will be affected by, among other factors, the obligations of these entities to their creditors, requirements of corporate and other law, and restrictions contained in agreements entered into by or relating to these entities.

The parent and the guarantor subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting the transfer of cash from guarantor subsidiaries and non-guarantor subsidiaries to the parent.

Condensed Consolidating Balance Sheet

October 31, 2012 (unaudited)

Successor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$26,147	$4,010	$—	$30,157
Trade accounts receivable, net	—	58,577	7,687	—	66,264
Inventories	—	1,232	2	—	1,234
Prepaid expenses and other current assets	30	3,319	306	—	3,655
Deferred tax assets	—	10,253	27	—	10,280

Total current assets	30	99,528	12,032	—	111,590
Property and equipment, net	—	326,046	45,084	—	371,130
Goodwill	—	263,148	59,263	—	322,411
Other intangible assets, net	—	439,313	29,267	—	468,580
Deferred financing costs, net	891	—	—	—	891
Deferred tax assets	17,165	44,688	78	—	61,931
Investment in subsidiaries	602,031	112,739	—	(714,770)	—

Total assets	$620,117	$1,285,462	$145,724	$(714,770)	$1,336,533

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$38	$22,950	$2,725	$—	$25,713
Accrued expenses	9,591	18,462	1,319	—	29,372
Current portion of long-term debt	976	—	—	—	976
Intercompany balances	(391,107)	371,161	19,946	—	—

Total current liabilities	(380,502)	412,573	23,990	—	56,061
Long-term debt, net of current portion	604,744	—	—	—	604,744
Deferred tax liabilities	(17)	269,195	8,995	—	278,173
Fair value of interest rate swap liabilities	5,874	—	—	—	5,874
Other long-term liabilities	—	1,663	—	—	1,663

Total liabilities	230,099	683,431	32,985	—	946,515
Total shareholder’s equity	390,018	602,031	112,739	(714,770)	390,018

Total liabilities and shareholder’s equity	$620,117	$1,285,462	$145,724	$(714,770)	$1,336,533

Condensed Consolidating Balance Sheet

January 31, 2012

Successor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$34,153	$2,843	$—	$36,996
Trade accounts receivable, net	—	51,359	4,465	—	55,824
Inventories	—	1,648	2	—	1,650
Prepaid expenses and other current assets	360	2,893	2,385	—	5,638
Deferred tax assets	—	2,842	27	—	2,869

Total current assets	360	92,895	9,722	—	102,977
Property and equipment, net	—	308,134	35,496	—	343,630
Goodwill	—	263,148	60,238	—	323,386
Other intangible assets, net	—	450,809	30,388	—	481,197
Deferred financing costs, net	975	—	—	—	975
Deferred tax assets	12,700	60,278	51	—	73,029
Investment in subsidiaries	586,001	110,722	—	(696,723)	—

Total assets	$600,036	$1,285,986	$135,895	$(696,723)	$1,325,194

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$22,198	$1,610	$—	$23,808
Accrued expenses	3,372	19,713	2,610	—	25,695
Current portion of long-term debt	669	—	—	—	669
Intercompany balances	(398,555)	386,714	11,841	—	—

Total current liabilities	(394,514)	428,625	16,061	—	50,172
Long-term debt, net of current portion	606,436	—	—	—	606,436
Deferred tax liabilities	(17)	269,194	9,112	—	278,289
Fair value of interest rate swap liabilities	6,003	—	—	—	6,003
Other long-term liabilities	—	2,166	—	—	2,166

Total liabilities	217,908	699,985	25,173	—	943,066
Total shareholder’s equity	382,128	586,001	110,722	(696,723)	382,128

Total liabilities and shareholder’s equity	$600,036	1,285,986	$135,895	$(696,723)	$1,325,194

Condensed Consolidating Statement of Operations

For the Three Months Ended October 31, 2012 (unaudited)

Successor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$76,004	$8,237	$—	$84,241

Operating expenses:
Employee related expenses	40	21,817	1,645	—	23,502
Rental expense	—	9,895	894	—	10,789
Repair and maintenance	—	4,110	125	—	4,235
Cost of goods sold	—	3,236	7	—	3,243
Facility expense	—	3,486	1,513	—	4,999
Professional fees	280	1,587	63	—	1,930
Management fees	—	161	—	—	161
Other operating expenses (income)	195	3,825	(765)	—	3,255
Depreciation and amortization	—	13,883	916	—	14,799
(Gain) loss on sale of equipment	—	(150)	2	—	(148)

Total operating expenses	515	61,850	4,400	—	66,765
(Loss) income from operations	(515)	14,154	3,837	—	17,476
Other expense (income):
Interest expense (income), net	11,056	(5)	(6)	—	11,045
Foreign currency exchange loss (gain), net	—	66	(66)	—	—

Total other expense (income), net	11,056	61	(72)	—	11,045

(Loss) income before income taxes	(11,571)	14,093	3,909	—	6,431
Income tax (benefit) expense	(1,643)	4,129	455	—	2,941

(Loss) income before equity in net earnings of subsidiaries	(9,928)	9,964	3,454	—	3,490
Equity in net earnings of subsidiaries	13,418	3,454	—	(16,872)	—

Net income (loss)	$3,490	$13,418	$3,454	$(16,872)	$3,490

Condensed Consolidating Statement of Operations

For the Three Months Ended October 31, 2011 (unaudited)

Successor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$77,517	$7,113	$—	$84,630

Operating expenses:
Employee related expenses	42	19,753	1,249	—	21,044
Rental expense	—	10,239	874	—	11,113
Repair and maintenance	—	3,876	87	—	3,963
Cost of goods sold	—	2,886	—	—	2,886
Facility expense	—	3,395	842	—	4,237
Professional fees	—	1,199	44	—	1,243
Management fees	—	150	—	—	150
Other operating expenses	157	2,881	312	—	3,350
Depreciation and amortization	—	18,145	1,349	—	19,494
Gain on sale of equipment	—	(307)	—	—	(307)

Total operating expenses	199	62,217	4,757	—	67,173

(Loss) income from operations	(199)	15,300	2,356	—	17,457
Other expense:
Interest expense, net	4,214	7,073	53	—	11,340

Total other expense, net	4,214	7,073	53	—	11,340

(Loss) income before income taxes	(4,413)	8,227	2,303	—	6,117
Income tax (benefit) expense	(877)	3,588	726	—	3,437

(Loss) income before equity in net earnings of subsidiaries	(3,536)	4,639	1,577	—	2,680
Equity in net earnings of subsidiaries	6,216	1,577	—	(7,793)	—

Net income	$2,680	$6,216	$1,577	$(7,793)	$2,680

Condensed Consolidating Statement of Operations

For the Nine Months Ended October 31, 2012 (unaudited)

Successor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$217,724	$20,223	$—	$237,947

Operating expenses:
Employee related expenses	119	63,167	4,431	—	67,717
Rental expense	—	26,611	2,290	—	28,901
Repair and maintenance	—	10,797	344	—	11,141
Cost of goods sold	—	8,939	12	—	8,951
Facility expense	—	11,130	3,783	—	14,913
Professional fees	505	4,695	153	—	5,353
Management fees	—	440	—	—	440
Other operating expenses	573	8,265	669	—	9,507
Depreciation and amortization	—	41,030	2,602	—	43,632
Gain on sale of equipment	—	(452)	(1)	—	(453)

Total operating expenses	1,197	174,622	14,283	—	190,102

(Loss) income from operations	(1,197)	43,102	5,940	—	47,845
Other expense (income):
Interest expense (income), net	32,412	(4)	(21)	—	32,387
Foreign currency exchange loss (gain), net	—	178	(47)	—	131

Total other expense (income), net	32,412	174	(68)	—	32,518

(Loss) income before income taxes	(33,609)	42,928	6,008	—	15,327
Income tax expense (benefit)	(4,514)	9,349	1,688	—	6,523

(Loss) income before equity in net earnings of subsidiaries	(29,095)	33,579	4,320	—	8,804
Equity in net earnings of subsidiaries	37,899	4,320	—	(42,219)	—

Net income	$8,804	$37,899	$4,320	$(42,219)	$8,804

Condensed Consolidating Statement of Operations

For the Five Months Ended October 31, 2011 (unaudited)

Successor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$125,270	$11,450	$—	$136,720

Operating expenses:
Employee related expenses	42	30,964	2,061	—	33,067
Rental expense	—	16,167	1,325	—	17,492
Repair and maintenance	—	6,060	145	—	6,205
Cost of goods sold	—	4,720	6	—	4,726
Facility expense	—	5,940	1,286	—	7,226
Professional fees	25	1,699	73	—	1,797
Management fees	—	233	—	—	233
Merger and acquisition costs	10,528	—	—	—	10,528
Other operating expenses	317	5,100	351	—	5,768
Depreciation and amortization	—	29,963	2,275	—	32,238
Gain on sale of equipment	—	(536)	—	—	(536)

Total operating expenses	10,912	100,310	7,522	—	118,744

(Loss) income from operations	(10,912)	24,960	3,928	—	17,976
Other expense:
Interest expense, net	6,728	11,781	51	—	18,560

Total other expense, net	6,728	11,781	51	—	18,560

(Loss) income before income taxes	(17,640)	13,179	3,877	—	(584)
Income tax (benefit) expense	(5,460)	4,279	1,379	—	198

(Loss) income before equity in net earnings of subsidiaries	(12,180)	8,900	2,498	—	(782)
Equity in net earnings of subsidiaries	11,398	2,498	—	(13,896)	—

Net (loss) income	$(782)	$11,398	$2,498	$(13,896)	$(782)

Condensed Consolidating Statement of Operations

For the Four Months Ended May 31, 2011

Predecessor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$87,806	$7,148	$—	$94,954

Operating expenses:
Employee related expenses	—	28,492	1,453	—	29,945
Rental expense	—	11,247	1,126	—	12,373
Repair and maintenance	—	4,497	99	—	4,596
Cost of goods sold	—	3,112	—	—	3,112
Facility expense	—	5,176	418	—	5,594
Professional fees	—	13,351	185	—	13,536
Management fees	—	9,927	—	—	9,927
Other operating expenses	48	3,226	915	—	4,189
Depreciation and amortization	—	10,433	692	—	11,125
Gain on sale of equipment	—	(558)	—	—	(558)

Total operating expenses	48	88,903	4,888	—	93,839

(Loss) income from operations	(48)	(1,097)	2,260	—	1,115
Other expense:
Interest expense, net	—	16,222	127	—	16,349
Loss on extinguishment of debt	—	3,338	—	—	3,338
Foreign currency exchange loss, net	—	1	1	—	2
Accrued unrealized loss on interest rate swaps	—	28,934	—	—	28,934
Unrealized loss on interest rate swaps	—	3,310	—	—	3,310

Total other expense, net	—	51,805	128	—	51,933

(Loss) income before income taxes	(48)	(52,902)	2,132	—	(50,818)
Income tax (benefit) expense	(17)	(17,523)	704	—	(16,836)

(Loss) income before equity in net earnings in subsidiaries	(31)	(35,379)	1,428	—	(33,982)

Equity in net earnings of subsidiaries	(33,951)	1,428	—	32,523	—

Net (loss) income	$(33,982)	$(33,951)	$1,428	$32,523	$(33,982)

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended October 31, 2012 (unaudited)

Successor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net income	$3,490	$13,418	$3,454	$(16,872)	$3,490

Other comprehensive income, net of tax:
Unrealized gain on interest rate swap agreements	176	—	—	—	176
Change in foreign currency translation adjustments	—	—	6,249	—	6,249

Other comprehensive income	176	—	6,249	—	6,425

Total comprehensive income	$3,666	$13,418	$9,703	$(16,872)	$9,915

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended October 31, 2011 (unaudited)

Successor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net income	$2,680	$6,216	$1,577	$(7,793)	$2,680

Other comprehensive (loss) income, net of tax
Unrealized loss on interest rate swap agreements	(649)	—	—	—	(649)
Change in foreign currency translation adjustments	—	—	(865)	—	(865)

Other comprehensive (loss) income	(649)	—	(865)	—	(1,514)

Total comprehensive income	$2,031	$6,216	$712	$(7,793)	$1,166

Condensed Consolidating Statement of Comprehensive Income

For the Nine Months Ended October 31, 2012 (unaudited)

Successor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net income	$8,804	$37,899	$4,320	$(42,219)	$8,804
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap agreements	79	—	—	—	79
Change in foreign currency translation adjustments	—	—	(1,861)	—	(1,861)

Other comprehensive income	79	—	(1,861)	—	(1,782)

Total comprehensive income	$8,883	$37,899	$2,459	$(42,219)	$7,022

Condensed Consolidating Statement of Comprehensive (Loss) Income

For the Five Months Ended October 31, 2011 (unaudited)

Successor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(782)	$11,398	$2,498	$(13,896)	$(782)

Other comprehensive (loss) income, net of tax
Unrealized loss on interest rate swap agreements	(2,579)	—	—	—	(2,579)
Change in foreign currency translation adjustments	—	—	(1,009)	—	(1,009)

Other comprehensive income (loss)	(2,579)	—	(1,009)	—	(3,588)

Total comprehensive (loss) income	$(3,361)	$11,398	$1,489	$(13,896)	$(4,370)

Condensed Consolidating Statement of Comprehensive (Loss) Income

For the Four Months Ended May 31, 2011

Predecessor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(33,982)	$(33,951)	$1,428	$32,523	$(33,982)

Other comprehensive income, net of tax
Unrealized gain on interest rate swap agreements	—	19,480	—	—	19,480
Change in foreign currency translation adjustments	—	477	974	—	1,451
Postretirement benefits	—	196	—	—	196

Other comprehensive income	—	20,153	974	—	21,127

Total comprehensive (loss) income	$(33,982)	$(13,798)	$2,402	$32,523	$(12,855)

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended October 31, 2012 (unaudited)

Successor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$8,804	$37,899	$4,320	$(42,219)	$8,804
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (recovery of) doubtful accounts	—	(254)	(293)	—	(547)
Stock compensation expense	119	1,860	—	—	1,979
Gain on sale of equipment	—	(452)	(1)	—	(453)
Depreciation and amortization	—	41,029	2,602	—	43,631
Amortization of deferred financing costs	1,625	—	—	—	1,625
Deferred income taxes	(4,514)	8,179	4	—	3,669
Amortization of acquisition liabilities	—	(503)	—	—	(503)
Equity in net earnings of subsidiaries, net of taxes	37,899	4,320	—	(42,219)	—
Changes in assets and liabilities:
Trade accounts receivable	—	(6,963)	(2,972)	—	(9,935)
Inventories	—	416	—		416
Prepaid expenses and other current assets	330	(426)	2,019	—	1,923
Accounts payable and accrued expenses	5,026	(3,865)	(113)	3,300	4,348

Net cash provided by (used in) operating activities	49,289	81,240	5,566	(81,138)	54,957

Investing activities
Purchases of property and equipment	—	(48,642)	(12,652)	(189)	(61,483)
Proceeds from sale of equipment	—	2,565	3	—	2,568

Net cash used in investing activities	—	(46,077)	(12,649)	(189)	(58,915)

Financing activities
Intercompany investments and loans	(46,485)	(42,425)	8,185	80,725	—
Repayments of long-term debt	(2,925)	—	—	—	(2,925)
Capital contribution by BakerCorp International Holdings, Inc.	120	—	—	—	120

Net cash (used in) provided by financing activities	(49,290)	(42,425)	8,185	80,725	(2,805)
Effect of foreign currency translation on cash	1	(745)	66	602	(76)

Net (decrease) increase in cash and cash equivalents	—	(8,007)	1,168	—	(6,839)
Cash and cash equivalents, beginning of period	—	34,153	2,843	—	36,996

Cash and cash equivalents, end of period	$—	$26,146	$4,011	$—	$30,157

Supplemental disclosure of cash flow information
Non-cash operating and financing activities:
Return of capital to BakerCorp International Holdings, Inc. related to a net cash settlement of options for shares of common stock in BakerCorp International Holdings, Inc.	$(1,231)	$—	$—	$—	$(1,231)

Condensed Consolidating Statement of Cash Flows

For the Five Months Ended October 31, 2011 (unaudited)

Successor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(782)	$11,398	$2,498	$(13,896)	$(782)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for (recovery of) doubtful accounts	—	902	(14)	—	888
Stock compensation expense	42	558	—	—	600
Gain on sale of equipment	—	(536)	—	—	(536)
Depreciation and amortization	—	29,963	2,275	—	32,238
Amortization of deferred financing costs	1,413	—	—	—	1,413
Amortization of acquisition liabilities	—	(278)	—	—	(278)
Deferred income taxes	—	(546)	148	—	(398)
Equity earnings of subsidiaries, net of taxes	11,398	2,498	—	(13,896)	—
Changes in assets and liabilities:
Trade accounts receivable	—	(4,325)	(6,395)	—	(10,720)
Inventories	—	(769)	—	—	(769)
Prepaid expenses and other current assets	—	(574)	(2,217)	—	(2,791)
Accounts payable and accrued expenses	—	15,780	5,043	—	20,823

Net cash provided by (used in) operating activities	12,071	54,071	1,338	(27,792)	39,688

Investing activities
Acquisition of business, net of cash acquired	(961,377)	—	—	—	(961,377)
Purchases of property and equipment	—	(27,986)	(3,627)	—	(31,613)
Proceeds from sale of equipment	—	1,373	—	—	1,373

Net cash used in investing activities	(961,377)	(26,613)	(3,627)	—	(991,617)

Financing activities
Intercompany investments and loans	(46,152)	12,350	6,010	27,792	—
Repayments of long-term debt	(975)	—	—	—	(975)
Proceeds from issuance of long-term debt	630,000	—	—	—	630,000
Issuance of common stock	390,614	—	—	—	390,614
Payment of deferred financing costs	(24,181)	—	—	—	(24,181)

Net cash provided by financing activities	949,306	12,350	6,010	27,792	995,458
Effect of foreign currency translation on cash	—	—	293	—	293

Net increase in cash and cash equivalents	—	39,808	4,014	—	43,822
Cash and cash equivalents, beginning of period	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$39,808	$4,014	$—	$43,822

Condensed Consolidating Statement of Cash Flows

For the Four Months Ended May 31, 2011

Predecessor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(33,982)	$(33,951)	$1,428	$32,523	$(33,982)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	—	584	316	—	900
Stock compensation expense	—	2,378	—	—	2,378
Gain on sale of equipment	—	(558)	—	—	(558)
Depreciation and amortization	—	10,433	692	—	11,125
Amortization of deferred financing costs	—	429	—	—	429
Unrealized loss on interest rate swaps	—	3,310	—	—	3,310
Deferred income taxes	(17)	(15,920)	(34)	—	(15,971)
Equity earnings of subsidiaries, net of taxes	33,951	(1,428)	—	(32,523)	—
Loss on extinguishment of debt	—	3,338	—	—	3,338
Accrued unrealized loss on interest rate swaps	—	28,934	—	—	28,934
Changes in assets and liabilities:
Trade accounts receivable	—	(5,816)	(2,376)	—	(8,192)
Inventories	—	(144)	—	—	(144)
Prepaid expenses and other current assets	—	264	568	—	832
Accounts payable and accrued expenses	(60)	24,692	69	—	24,701

Net cash (used in) provided by operating activities	(108)	16,545	663	—	17,100

Investing activities
Purchases of property and equipment	—	(8,455)	(2,267)	—	(10,722)
Proceeds from sale of equipment	—	843	17	—	860

Net cash used in investing activities	—	(7,612)	(2,250)	—	(9,862)

Financing activities
Intercompany investments and loans	108	(1,278)	1,170	—	—
Repayments of long-term debt and capital leases	—	(4,117)	—	—	(4,117)

Net cash provided by (used in) financing activities	108	(5,395)	1,170	—	(4,117)
Effect of foreign currency translation on cash	—	—	(570)	—	(570)

Net increase (decrease) in cash and cash equivalents	—	3,538	(987)	—	2,551
Cash and cash equivalents, beginning of period	—	8,932	5,156	—	14,088

Cash and cash equivalents, end of period	$—	$12,470	$4,169	$—	$16,639

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis includes historical and forward-looking information that should be read in conjunction with the accompanying consolidated condensed financial statements included in this quarterly report; our January 31, 2012 consolidated financial statements included in the Registration Statement; and the discussion of certain risks and uncertainties that could cause future operating results to differ materially from our historical or expected results indicated by forward-looking statements included below.

Merger

On April 12, 2011, LY BTI Holdings Corp. and its subsidiaries (the “Predecessor”) and its primary stockholder, Lightyear Capital, LLC (solely in its capacity as stockholder representative) (collectively, the “Sellers”), entered into an agreement (the “Transaction Agreement”) to be purchased by B-Corp Holdings, Inc. (“B-Corp”), an entity controlled by funds (the “Permira Funds”) advised by Permira Advisers L.L.C. (the “Sponsor”) (the “Transaction”). As part of the Transaction, the Predecessor also agreed to a plan of merger (“Merger” or “Merger Agreement”) with B-Corp Merger Sub, Inc. and its parent company, B-Corp, pursuant to which the Predecessor would merge with B-Corp Merger Sub, Inc. with the Predecessor surviving the Merger and changing its name to BakerCorp International, Inc. (the “Company,” “BakerCorp” or the “Successor”). B-Corp changed its name to BakerCorp International, Holdings, Inc. (“BCI Holdings”) and owns one hundred percent of the outstanding equity of the Company. BCI Holdings is owned by the Permira Funds, along with certain Rollover Investors and Co- Investors which own, indirectly, one hundred percent of the outstanding stock of BCI Holdings. The Transaction and Merger were completed on June 1, 2011. See Note 3 of the notes to consolidated condensed financial statements for additional discussion.

Our primary business activities remain unchanged after the Transaction and Merger. As a result of the Transaction, we applied the acquisition method of accounting and established a new accounting basis on June 1, 2011. Periods presented prior to June 1, 2011 represent the operations of the Predecessor, and periods presented after May 31, 2011 represent the operations of the Successor.

General

The following table contains our selected consolidated historical financial data for the periods stated. Amounts include the effect of rounding. Certain prior-period amounts in the selected financial data tables have been reclassified to conform to the current financial statement presentation. This material should be read in conjunction with our financial statements and the related footnotes.

Consolidated Historical Financial Data (dollar amounts in thousands):

	Successor				Predecessor
	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	Nine Months Ended October 31, 2012	Five Months Ended October 31, 2011	Four Months Ended May 31, 2011
Statement of Operations Data:

Total revenue	$84,241	$84,630	$237,947	$136,720	$94,954
Total operating expense	66,765	67,173	190,102	118,744	93,839

Income from operations	17,476	17,457	47,845	17,976	1,115

Total other expenses, net	11,045	11,340	32,518	18,560	51,933
Income (loss) before income tax expense (benefit)	6,431	6,117	15,327	(584)	(50,818)
Income tax expense (benefit)	2,941	3,437	6,523	198	(16,836)
Net income (loss)	$3,490	$2,680	$8,804	$(782)	$(33,982)

For the period ended:
Cash	$30,157	$43,822	$30,157	$43,822	$16,638
Accounts receivable, net	66,264	63,048	66,264	63,048	44,786
Property and equipment, net	371,130	336,413	371,130	336,413	239,595
Total assets	1,336,533	1,361,407	1,336,533	1,361,407	767,393
Total debt (excluding capital leases)	604,744	607,272	604,744	607,272	485,300
Total shareholder’s equity	$390,018	$389,475	$390,018	$389,475	$77,538
Number of branches at the end of period	67	62	67	62	61
Number of full time employees at the end of period	830	729	830	729	663
Number of rental units at the end of period	23,100	21,406	23,100	21,406	20,587
Average number of rental units during the period	22,908	21,244	22,385	21,040	20,449

Operating Data:
Average utilization of rental fleet for each respective period (1)	61.0%	68.4%	60.8%	67.8%	67.6%
Average daily rental rate for each respective period	$36.19	$35.70	$35.94	$35.43	$33.89
EBITDA	$32,275	$36,951	$91,346	$50,214	$(23,344)
EBITDA Margin	38.3%	43.7%	38.4%	36.7%	(24.6)%
Adjusted EBITDA (2) (3)	$35,315	$37,997	$97,295	$62,684	$39,194
Adjusted EBITDA Margin	41.9%	44.9%	40.9%	45.8%	41.3%

(1)

The average utilization of rental fleet is a measure of efficiency used by management; it represents the percentage of time a unit of equipment is on-rent during a given period. It is not a U.S. GAAP financial measure.

(2)

We define EBITDA as earnings before interest, income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA excluding certain expenses detailed within the net income (loss) to Adjusted EBITDA reconciliation below. EBITDA and Adjusted EBITDA, which are used by management to measure performance, are non-U.S. GAAP financial measures. Management believes that EBITDA and Adjusted EBITDA are useful to investors. EBITDA is commonly utilized in our industry to evaluate operating performance, and Adjusted EBITDA is used to determine our compliance with financial covenants related to our debt instruments and is a key metric used to determine incentive compensation for certain of our employees, including members of our executive management team. Both EBITDA and Adjusted EBITDA are included as a supplemental measure of our operating performance because in the opinion of management they eliminate items that have less bearing on operating performance and highlight trends in our core business that may not otherwise be apparent when relying solely on GAAP financial measures. In addition, Adjusted EBITDA is one of the primary measures management uses for the planning and budgeting processes and to monitor and evaluate our operating results. EBITDA and Adjusted EBITDA are not U.S. GAAP financial measures and do not purport to be an alternative to measures of our financial performance as determined in accordance with U.S. GAAP, such as net income (loss). Because other companies may calculate EBITDA and Adjusted EBITDA differently from us, EBITDA may not be, and Adjusted EBITDA as presented herein is not, comparable to similarly titled measures reported by other companies.
(3)

Because EBITDA and Adjusted EBITDA are non-U.S. GAAP financial measures, as defined by the SEC, we include reconciliations of EBITDA to the most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States.

The following is a reconciliation of our net income to EBITDA and Adjusted EBITDA for the three months ended October 31, 2012 and October 31, 2011 (in thousands):

	Successor
	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011
Net income	$3,490	$2,680
Interest expense, net	11,045	11,340
Income tax provision	2,941	3,437
Depreciation and amortization expense	14,799	19,494

EBITDA	32,275	36,951

Equity tax	209	236
Foreign currency exchange loss, net	—	—
Gain on sale of equipment	(148)	(307)
Rating agency fee	29	—
Registration and filing related fees	186	—
Regulatory compliance expense	745	—
SOX implementation costs	46	—
Sponsor management fees	161	740
Stock compensation expense	734	806
Unrealized gain on swaps	—	(451)
Other expense	1,078	22

Adjusted EBITDA	$35,315	$37,997

The following is a reconciliation of our net income to EBITDA and Adjusted EBITDA for the nine months ended October 31, 2012, five months ended October 31, 2011, and the four months ended May 31, 2011 (in thousands):

	Successor		Predecessor
	Nine Months Ended October 31, 2012	Five Months Ended October 31, 2011	Four Months Ended May 31, 2011
Net income (loss)	$8,804	$(782)	$(33,982)
Interest expense	32,387	18,560	16,349
Income tax provision (benefit)	6,523	198	(16,836)
Depreciation and amortization expense	43,632	32,238	11,125

EBITDA	91,346	50,214	(23,344)

Accrued unrealized loss on swaps	—	—	28,934
Equity tax	742	265	52
Foreign currency exchange loss, net	131	—	2
Gain on sale of equipment	(453)	(536)	(558)
Loss on extinguishment of debt	—	—	3,338
Merger and acquisition costs	—	10,528	—
Other compensation expense	—	—	418
Other Transaction costs	—	—	15,203
Rating agency fee	126	—	56
Registration and filing related fees	967	—	—
Regulatory compliance expense	745	—	—
SOX implementation costs	194	—	—
Sponsor management fees	440	823	9,337
Stock compensation expense	1,979	983	1,995
Unrealized (gain) loss on swaps	—	(451)	3,761
Other expense	1,078	858	—

Adjusted EBITDA	$97,295	$62,684	$39,194

Business

We are a provider of liquid and solid containment solutions operating within the specialty sector of the broader industrial services industry. We provide rental equipment, service, and equipment for sale to our customers. We provide our containment solutions in the United States through a national network with the capability to serve customers in all 50 states. In addition, we have international locations in Europe, Canada, and Mexico. We maintain one of the largest and most diverse liquid and solid containment rental fleets in the industry consisting of more than 23,000 units, including steel tanks, polyethylene tanks, roll-off boxes, pumps, pipes, hoses and fittings, filtration units, tank trailers, berms, and trench shoring equipment.

We serve customers in over 15 industries, including oil and gas, industrial and environmental services, refining, environmental remediation, construction, chemicals, transportation, power and municipal works. During the three and nine months ended October 31, 2012, our largest single customer accounted for 6.0% and 4.0% of our total revenue, respectively.

Our revenue growth is generated primarily by increasing the efficiency, scope and scale of our rental fleet and related services. In order for our revenue to grow, we will need to achieve one or more of the following:

•

increase the utilization of our equipment, which we measure by comparing the number of days that our rental fleet is on-rent to the total number of days in the period. Utilization is reflective of the demand for our products in relation to the level of equipment available to service our customers’ needs;

•

increase the size and scope of our rental fleet. Although our equipment has relatively long useful lives, we need to invest in equipment to replace units that have been retired and purchase additional equipment to support growth in our revenues;

•	improve the average daily rental rate that we earn from our products and services;

•	provide additional ancillary services related to our rental activity; and

•	acquire products, companies, or customers that expand our market reach.

Geographic Operating Performance

The vast majority of our operations, resources, and property and equipment are located in the United States. We have had operations in Canada and in Mexico for several years, but these locations do not represent a significant source of revenue, operating income or cash flow for the period ended October 31, 2012. We have one branch in Mexico and two branches in Canada as of October 31, 2012. The United States, Canada, and Mexico comprise our North American segment. Our North American operations are managed from our corporate headquarters which is located in California. Equipment used in North America can be transferred among the various locations to satisfy customer demand. We have a history of moving equipment among our North American branches, and many of our customers are serviced by multiple branches in the United States. Due to regulatory and other factors, certain equipment in North America is generally not suitable for use in Europe. Therefore, we have not transferred any of our equipment located in North America to Europe and have no plans to do so.

As of October 31, 2012, we serve customers in Europe from branches located in France, Germany, the Netherlands, and the United Kingdom. Our European operations are headquartered in the Netherlands. Our equipment may be transferred between countries to serve customers as demand dictates. These operations comprise our European segment for reporting purposes. As of October 31, 2012, we have $38.0 million of net property and equipment in Europe.

Results of Operations

We evaluate rental revenue, the largest portion of our revenue, utilizing the following metrics:

Rental Activity- The change in rental activity is measured by the impact of several items, including utilization of rental equipment we specifically track, volume of rental revenue on bulk items not individually tracked (which includes pipes, hoses and fittings, and shoring), and volume of re-rent revenue, resulting from the rental of equipment which we do not own. The impact of utilization is calculated as the change in utilization multiplied by the prior period average daily rental rate and number of rental units available.

Pricing- The change in pricing is measured by the impact of increases or declines in the average daily rental rates on rental equipment we specifically track. The impact of pricing is calculated as the change in average daily rental rate multiplied by the prior period number of rental units available and utilization.

Available Rental Fleet- The available rental fleet, as we define it, is the average number of items within our fleet that we individually track. The impact of available rental fleet is calculated as the change in average rental units available multiplied by the prior period average daily rental rate and utilization.

For the Three Months Ended October 31, 2012 Compared to the Three Months Ended October 31, 2011

The following table presents our results for the three months ended October 31, 2012 and October 31, 2011 (in thousands):

	Three Months Ended October 31, 2012		Three Months Ended October 31, 2011
	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Rental revenue	$67,142	79.7%	$69,749	82.4%
Sales revenue	5,109	6.1%	5,228	6.2%
Service revenue	11,990	14.2%	9,653	11.4%

Total revenue	84,241	100.0%	84,630	100.0%

Operating expenses:
Employee related expenses	23,502	27.9%	21,044	24.9%
Rental expense	10,789	12.8%	11,113	13.1%
Repair and maintenance	4,235	5.0%	3,963	4.7%
Cost of goods sold	3,243	3.9%	2,886	3.4%
Facility expense	4,999	5.9%	4,237	5.0%
Professional fees	1,930	2.3%	1,243	1.5%
Management fees	161	0.2%	150	0.2%
Other operating expenses	3,255	3.9%	3,350	4.0%
Depreciation and amortization	14,799	17.6%	19,494	23.0%
Gain on sale of equipment	(148)	-0.2%	(307)	-0.4%

Total operating expenses	66,765	79.3%	67,173	79.4%

Income from operations	17,476	20.7%	17,457	20.6%
Other expense:
Interest expense, net	11,045	13.1%	11,340	13.4%

Total other expenses, net	11,045	13.1%	11,340	13.4%

Income (loss) before income taxes	6,431	7.6%	6,117	7.2%
Income tax expense (benefit)	2,941	3.5%	3,437	4.1%

Net income (loss)	$3,490	4.1%	$2,680	3.1%

Revenue

Consolidated

Total revenue during the three months ended October 31, 2012 decreased $0.4 million, or 0.5%, to $84.2 million from $84.6 million during the three months ended October 31, 2011.

Rental Revenue

Rental revenue decreased $2.6 million, or 3.7%, to $67.1 million during the three months ended October 31, 2012 from $69.7 million during the three months ended October 31, 2011.

Rental revenue was adversely impacted by Rental Activity in the amount of $6.5 million. The decrease was driven by the following:

•

Average utilization decreased to 61.0% during the three months ended October 31, 2012 from 68.4% during the three months ended October 31, 2011, resulting in a negative impact to rental revenue in the amount of $5.2 million.

•	Rental revenue from bulk items decreased over the period by $0.1 million.

•	Re-rent revenue decreased by $1.2 million due to our focus on replacing equipment rented from third parties with rental assets from our Available Rental Fleet.

The decrease in utilization was attributable to a combination of factors including an increase in the Available Rental Fleet and the reduction in demand from customers involved in oil and natural gas production. Revenue from oil and gas customers during the three months ended October 31, 2012 was $1.5 million lower than the same period of the prior fiscal year. In addition, many of our rental equipment products were experiencing historically high levels of utilization during the three months ended October 31, 2011.

Exchange rate had a $0.5 million negative impact on rental revenue in comparison to the same period in the prior year due to the weakening of the euro relative to the U.S. dollar offset partially by the strengthening of the Canadian dollar relative to the U.S. dollar during this period.

Rental revenue was favorably impacted by Pricing in the amount of $0.7 million as the average daily rental rate increased to $36.19 for the three months ended October 31, 2012 from $35.70 during the three months ended October 31, 2011.

Rental revenue was favorably impacted by Available Rental Fleet during the three months ended October 31, 2012, in the amount of $3.7 million as the average number of rental units available increased to 22,908 units during the three months ended October 31, 2012 compared to 21,244 units during the three months ended October 31, 2011.

Service Revenue

Service revenue increased $2.3 million, or 23.7%, to $12.0 million during the three months ended October 31, 2012 from $9.7 million during the three months ended October 31, 2011. The increase in service revenue was primarily driven by hauling, labor, and other services performed in conjunction with projects relating to pumps, pipe and hose rentals.

Sales Revenue

Sales revenue decreased $0.1 million, or 1.9%, to $5.1 million for the three months ended October 31, 2012 from $5.2 million for the three months ended October 31, 2011.

North America

Total revenue from our North American segment decreased $0.4 million, or 0.5%, to $78.2 million during the three months ended October 31, 2012 from $78.6 million during the three months ended October 31, 2011.

Rental Revenue

Rental revenue decreased $2.8 million, or 4.3%, to $61.7 million during the three months ended October 31, 2012 from $64.5 million during the three months ended October 31, 2011.

During the three months ended October 31, 2012, rental revenue was adversely impacted by Rental Activity in the amount of $5.6 million. The decrease was driven by the following:

•	Average utilization decreased, resulting in a negative impact to rental revenue in the amount of $4.2 million.

•	Rental revenue from bulk items decreased by $0.1 million.

•	Re-rent revenue decreased by $1.3 million due to our focus on replacing equipment rented from third parties with rental assets from our Available Rental Fleet.

The decrease in utilization was attributable to a combination of factors, including an increase in fleet, the time involved in repositioning of rental fleet assets to areas and industries that were experiencing an increase in Rental Activity and the reduction in Rental Activity from customers involved in oil and natural gas production. In addition, many of our rental equipment products were experiencing historically high levels of utilization for the three months ended October 31, 2011.

Rental revenue was favorably impacted by Pricing during the three months ended October 31, 2012, in the amount of $0.5 million as the average daily rental rate increased.

Rental revenue was also favorably impacted by Available Rental Fleet during the three months ended October 31, 2012, in the amount of $2.3 million as the average number of rental units available increased during this period.

Sales Revenue

Sales revenue decreased $0.1 million, or 1.9%, to $5.1 million during the three months ended October 31, 2012 from $5.2 million during the three months ended October 31, 2011.

Service Revenue

Service revenue increased $2.5 million, or 28.1%, to $11.4 million during the three months ended October 31, 2012 from $8.9 million during the three months ended October 31, 2011. The increase in service revenue was primarily driven by hauling, labor, and other services performed in conjunction with projects relating to pumps and pipe and hose rentals.

Europe

Total revenue from our European segment remained flat at $6.0 million during the three months ended October 31, 2012 compared to the three months ended October 31, 2011.

Rental Revenue

Rental revenue was adversely impacted by Rental Activity in the amount of $0.9 million. The decrease was driven by the following:

•

Average utilization decreased to 57.4% during the three months ended October 31, 2012 from 75.0% during the three months ended October 31, 2011, resulting in a negative impact to rental revenue in the amount of $1.0 million.

•	The decrease in utilization is partially offset by the increase of $0.1 million in re-rent revenue.

The average utilization during the three months ended October 31, 2011 was high given that demand was similar to the current quarter with fewer units in our rental fleet. This utilization is higher than what we believe is ideal to achieve a high level of customer service. The average utilization during the three months ended October 31, 2012 was unfavorably impacted by the delay of customer projects, as well as prolonged softening of the economies of the countries where we operate.

Exchange rate had a $0.5 million negative impact on rental revenue in comparison to the same period in the prior year due to the weakening of the euro relative to the U.S. dollar during this period.

These declines were offset by the favorable impact of Average Rental Fleet in Europe during the three months ended October 31, 2012, in the amount of $1.4 million as the average number of rental units available increased to 775 units from 578 units during the same period in the prior year.

Sales and Service Revenue

Sales and service revenues for Europe during the three months ended October 31, 2012 were consistent with those for the prior period.

Operating Expenses

Consolidated

Total operating expenses during the three months ended October 31, 2012 decreased $0.4 million, or 0.6%, to $66.8 million from $67.2 million during the three months ended October 31, 2011. The decrease was primarily due to a $4.7 million decrease in depreciation and amortization expenses. During the three months ended October 31, 2011, depreciation expense was recorded based on a preliminary fair value estimate of property and equipment, given the Transaction. During November 2011, the final fair value amount was lower, resulting in comparably less depreciation expense being recorded during the three months ended October 31, 2012. The decrease in operating expenses was partially offset by an increase of $2.5 million in employee related expenses due to the increase in hiring activity during the three months ended October 31, 2012. The number of full-time employees increased to 830 on October 31, 2012 compared to 729 on October 31, 2011. The decrease in operating expenses was further offset by an increase of $0.8 million in facility expense and a $0.7 million increase in professional fees. These expenses were related to the expansion of offices and branch locations and included costs to investigate future expansion opportunities.

North America

Operating expenses for the North American segment during the three months ended October 31, 2012 decreased $0.6 million, or 0.9%, to $62.7 million from $63.3 million during the same period in the prior fiscal year. This change was driven by the same factors given above in the consolidated operating expenses discussion.

Europe

Operating expenses for the European segment during the three months ended October 31, 2012 increased $0.2 million, or 5.1%, to $4.1 million from $3.9 million during the three months ended October 31, 2011 mainly due to an increase in personnel costs.

Other Expense, Net

Consolidated

Other expense decreased $0.3 million, or 2.7%, to $11.0 million during the three months ended October 31, 2012 from $11.3 million during the three months ended October 31, 2011 due to lower interest expense as a result of lower outstanding balance of debt.

For the Nine Months Ended October 31, 2012 (Successor) Compared to the Five Months Ended October 31, 2011 (Successor) and the Four Months Ended May 31, 2011 (Predecessor)

The following table presents our results for the nine months ended October 31, 2012, the five months ended October 31, 2011, and the four months ended May 31, 2011 (in thousands):

	Consolidated Statements of Operations
	Successor				Predecessor
	Nine Months Ended October 31, 2012		Five Months Ended October 31, 2011		Four Months Ended May 31, 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Rental revenue	$190,724	80.2%	$112,593	82.4%	$77,710	81.8%
Sales revenue	14,676	6.1%	8,085	5.9%	5,770	6.1%
Service revenue	32,547	13.7%	16,042	11.7%	11,474	12.1%

Total revenue	237,947	100.0%	136,720	100.0%	94,954	100.0%

Operating expenses:
Employee related expenses	67,717	28.5%	33,067	24.2%	29,945	31.5%
Rental expense	28,901	12.1%	17,492	12.8%	12,373	13.0%
Repair and maintenance	11,141	4.7%	6,205	4.5%	4,596	4.8%
Cost of goods sold	8,951	3.8%	4,726	3.5%	3,112	3.3%
Facility expense	14,913	6.3%	7,226	5.3%	5,594	5.9%
Professional fees	5,353	2.2%	1,797	1.3%	13,536	14.3%
Management fees	440	0.2%	233	0.2%	9,927	10.5%
Merger and acquisition costs	—	0.0%	10,528	7.7%	—	0.0%
Other operating expenses	9,507	4.0%	5,768	4.2%	4,189	4.4%
Depreciation and amortization	43,632	18.3%	32,238	23.6%	11,125	11.7%
Gain on sale of equipment	(453)	-0.2%	(536)	-0.4%	(558)	-0.6%

Total operating expenses	190,102	79.9%	118,744	86.9%	93,839	98.8%

Income from operations	47,845	20.1%	17,976	13.1%	1,115	1.2%

Other expense:
Interest expense, net	32,387	13.6%	18,560	13.6%	16,349	17.2%
Loss on extinguishment of debt	—	0.0%	—	0.0%	3,338	3.5%
Foreign currency exchange loss, net	131	0.1%	—	0.0%	2	0.0%
Accrued unrealized loss on interest rate swaps	—	0.0%	—	0.0%	28,934	30.5%
Unrealized loss on interest rate swaps	—	0.0%	—	0.0%	3,310	3.5%

Total other expenses, net	32,518	13.7%	18,560	13.6%	51,933	54.7%

Income (loss) before income taxes	15,327	6.4%	(584)	-0.5%	(50,818)	-53.5%
Income tax expense (benefit)	6,523	2.7%	198	0.1%	(16,836)	-17.7%

Net income (loss)	$8,804	3.7%	$(782)	-0.6%	$(33,982)	-35.8%

Revenue

Consolidated

Total revenue during the nine months ended October 31, 2012 increased $6.2 million, or 2.7%, to $237.9 million from $136.7 million during the five months ended October 31, 2011 and $95.0 million during the four months ended May 31, 2011.

Rental Revenue

Rental revenue during the nine months ended October 31, 2012 increased by $0.4 million, or 0.2%, to $190.7 million from $112.6 million during the five months ended October 31, 2011 and $77.7 million during the four months ended May 31, 2011.

During the nine months ended October 31, 2012, rental revenue was adversely impacted by Rental Activity in the amount of $12.4 million. The decrease was driven by the following:

•

Average utilization decreased to 60.8% from 67.6% during the four months ended May 31, 2011 and 64.8% during the five months ended October 31, 2011, resulting in a negative impact to rental revenue in the amount of $13.9 million.

•

Re-rent revenue decreased by $1.8 million to $29.9 million from $12.8 million during the four months ended May 31, 2011 and $18.9 million during the five months ended October 31, 2011 due to a decrease in customer demand.

•

Partially offsetting the impact of the decline in utilization and re-rent revenue, rental revenue from bulk items increased over the period by $2.8 million due to higher revenues from pipes, hoses and fittings.

•

The decrease in rental revenue was further offset by the benefit of one additional calendar day during the nine months ended October 31, 2012 compared to the prior period, resulting in a favorable impact to rental revenue in the amount of $0.5 million.

The decrease in utilization was attributable to a combination of factors, including an increase in fleet size, the time frame involved in the repositioning of certain rental fleet assets to areas and industries that were experiencing an increase in rental activity and the reduction in demand from customers involved in oil and natural gas production. Slowing demand from oil and gas customers in the second and third quarters of fiscal year 2013 led to the relocation of fleet assets to other regions and customers with higher short-term demand. Revenue from oil and gas customers during the nine months ended October 31, 2012 was $0.6 million lower than the prior period. In addition, many of our rental equipment products were experiencing historically high levels of utilization during the four months ended May 31, 2011 and during the five months ended October 31, 2011.

Rental revenue reflected a $9.1 million favorable impact from higher average pricing during the nine months ended October 31, 2012, as the average daily rental rate improved to $35.94 during the nine months ended October 31, 2012 from $35.90 during the five months ended October 31, 2011 and $33.89 during the four months ended May 31, 2011.

Rental revenue was also favorably impacted by an increase in the Available Rental Fleet during the nine months ended October 31, 2012 in the amount of $3.7 million. The average number of rental units available increased to 22,385 units during the nine months ended October 31, 2012 compared to 21,040 units during the five months ended October 31, 2011 and 20,449 units during the four months ended May 31, 2011. The increase in the Available Rental Fleet is the result of higher capital spending totaling $86.8 million during the trailing 12 months ended October 31, 2012 (which included $25.3 million during the last quarter of fiscal year 2012 and $61.5 million during the nine months ended October 31, 2012).

Sales Revenue

Sales revenue totaled $14.7 million during the nine months ended October 31, 2012, which represents an increase of $0.8 million, or 5.8%, compared to $8.1 million during the five months ended October 31, 2012 and $5.8 million during the five months ended May 31, 2011.

Service Revenue

Service revenue increased $5.0 million, or 18.2%, to $32.5 million during the nine months ended October 31, 2012 from $16.0 million during the five months ended October 31, 2011 and $11.5 million during the four months ended May 31, 2011. The increase in service revenue was primarily driven by hauling, labor, and other services performed in conjunction with projects relating to pumps, pipe and hose rentals as well as the increased activity of our rental equipment fleet.

North America

Total revenue from our North American segment increased $6.2 million, or 2.9%, to $222.1 million during the nine months ended October 31, 2012, from $127.1 million during the five months ended October 31, 2011 and $88.8 million during the four months ended May 31, 2011.

Rental Revenue

Rental revenue increased $0.2 million, or 0.1%, to $176.5 million from $104.1 million during the five months ended October 31, 2011 and $72.2 million during the four months ended May 31, 2011. This change was primarily driven by the same factors aforementioned in the consolidated rental revenue section.

Sales and Service Revenue

The remaining increase was attributable to $5.2 million increase in service revenue as well as $0.8 million increase in sales revenue, driven by the same factors aforementioned in the consolidated service and sales revenue section.

Europe

Total revenue from our European segment totaled $15.8 million during the nine months ended October 31, 2012 compared to $9.6 million during the five months ended October 31, 2011 and $6.2 million during the four months ended May 31, 2011.

Rental Revenue

Rental revenue was adversely impacted by Rental Activity in the amount of $2.1 million. The decrease was driven by the following:

•

Average utilization decreased to 57.8% during the nine months ended October 31, 2012 from 74.6% during the five months ended October 31, 2011 and 52.4% during the four months ended May 31, 2011, resulting in a negative impact to rental revenue in the amount of $2.4 million.

•	The decrease in utilization is partially offset by the increase of $0.2 million in rental revenue from bulk items and the increase of $0.1 million in re-rent revenue.

The average utilization during the five months ended October 31, 2011 and the four months ended May 31, 2011 was high given that demand was similar to the current period with fewer units in our rental fleet. This utilization is higher than what we believe is ideal to achieve a high level of customer service. The average utilization during the nine months ended October 31, 2012 was unfavorably impacted by the delay of customer projects, as well as prolonged softening of the economies of the countries where we operate.

Exchange rate had a $1.4 million unfavorable impact on rental revenue compared to the same period in the prior year due to the weakening of the euro during this period.

These declines were partially offset by the favorable impact of Pricing in the amount of $0.5 million as the average daily rental rate improved to €77.17 during the nine months ended October 31, 2012 from €74.24 during the five months ended October 31, 2011 and €77.08 during the four months ended May 31, 2011.

Rental revenue was also favorably impacted by an increase in the Available Rental Fleet during the nine months ended October 31, 2012 in the amount of $3.0 million. The number of rental units available in Europe increased to 698 units from 570 during the five months ended October 31, 2011 and 521 during the four months ended May 31, 2011.

Sales and Service Revenue

Sales and service revenues for Europe during the nine months ended October 31, 2012 were consistent with those for the prior period.

Operating Expenses

Consolidated

Operating expenses during the nine months ended October 31, 2012 decreased $22.4 million, or 10.5%, to $190.1 million from $118.7 million during the five months ended October 31, 2011 and $93.8 million during the four months ended May 31, 2011. However, excluding the impact of $10.6 million and $26.5 million in Transaction costs during the five months ended October 31, 2011 and the four months ended May 31, 2011, respectively, operating expenses increased $14.7 million. Excluding the $4.8 million of employee bonus and stock option expenses related to the Transaction, the increase was primarily due to a $9.5 million increase in employee related expenses due to the increase in hiring activity during this period. The number of full-time employees increased to 830 on October 31, 2012 compared to 729 on October 31, 2011. Facility expense increased $2.1 million as a result of our domestic and international geographic expansions. In addition, excluding the impact of the $12.3 million of professional fees incurred related to the Transaction, professional fees increased $2.3 million due to costs to investigate future expansion opportunities. Cost of goods sold increased $1.2 million due to increased sales activity and a decline in the gross margin. Refer to Note 3 of the consolidated financial statements for further details related to the Transaction.

North America

Operating expenses for the North American segment during the nine months ended October 31, 2012 decreased $23.8 million or 11.7% to $178.8 million from $112.7 million during the five months ended October 31, 2011 and $89.9 million during the four months ended May 31, 2011. This change was driven by the same factors as the consolidated operating expenses discussed above.

Europe

Operating expenses for the European segment during the nine months ended October 31, 2012 increased $1.4 million, or 14.1%, to $11.3 million from $6.0 million during the five months ended October 31, 2011 and $3.9 million during the four months ended May 31, 2011. The increase was primarily due to an increase of $0.7 million in personnel costs and $0.8 million in facility expense due to expansion in Europe.

Other Expense, net

Consolidated

Other expense decreased $38.0 million, or 53.9%, to $32.5 million during the nine months ended October 31, 2012 compared to the same period of fiscal year 2012. Excluding the impact of $32.3 million in Transaction costs occurred during the four months ended

May 31, 2011, other expense decreased $5.7 million. Refer to Note 3 of the consolidated financial statements for further details regarding the Transaction. The decrease of $2.5 million was due to lower interest expense (as a result of lower average interest rates) and a $3.3 million decrease in unrealized loss on interest rate swaps in the current period.

Liquidity and Capital Resources

Liquidity Summary

We have a history of generating higher cash flow from operations than the net income recorded during the same period. Our cash flow is typically generated from operating earnings. Historically, this cash flow has been used to repay debt and to invest in property and equipment that are core to our business. We invest in assets that have relatively long useful lives. The Internal Revenue Code allows us to accelerate the depreciation for tax purposes over a much shorter period allowing us to defer the payment of income taxes in our tax filings.

On October 31, 2012 and January 31, 2012, our cash and cash equivalents by location were the following:

(In thousands)	October 31, 2012	January 31, 2012
United States	$26,146	$34,153
Europe	2,700	2,228
Mexico	809	563
Canada	502	52

Total	$30,157	$36,996

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

Our business is capital intensive and requires ongoing investment in equipment to maintain the size of our rental fleet. Most of our assets, if properly maintained, may generate a level of revenue similar to new assets of the same type over the course of their useful lives. There is not a well-defined secondary or resale market for the majority of our assets; therefore, we rent our assets for as long as they can safely be employed to meet our customers’ needs. We invest capital in additional equipment with the expectation of generating revenue on that investment within a relatively short period of time.

We invest in new equipment for several reasons, including:

•	to expand our fleet within our current product offerings within markets where we already operate;

•	to enter new geographic regions;

•	to add additional product offerings in response to customer or market demands; and

•	to replace equipment that has been retired because it is no longer functional.

We do not typically make long-term commitments to purchase equipment. Additionally, the period of time between when we place an order for equipment and when we begin to receive it is typically two to four months. This ordering process enables us to quickly reduce our capital spending during periods of economic slowdown. During periods of expansion, we fund our investments in equipment using our cash flow from operations or borrowings. Management believes our cash flow from operations and credit facility will be sufficient to fund our current operating needs and capital expenditures for at least the next 12 months.

Credit Facility

On June 1, 2011, we entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility and a $45.0 million revolving credit facility ($45.0 million available on October 31, 2012).

If more than 10% of the revolving credit facility is outstanding on the last day of any fiscal quarter, the Credit Facility requires us, on a consolidated basis, to maintain a total leverage ratio of (a) the excess of (i) consolidated total debt on such day over (ii) an amount equal to the unrestricted cash and cash equivalents of us and our restricted subsidiaries on such date, not to exceed $50.0 million, to (b) consolidated EBITDA, calculated on a pro forma basis, for such period not in excess of the ratio set forth below:

Fiscal Quarter Ratio

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

We were not subject to a leverage ratio debt covenant contained in the Credit Facility as of October 31, 2012 or January 31, 2012, because we did not have an outstanding balance on the revolving loan. Additionally, at October 31, 2012 and January 31, 2012 we were in compliance with all of our requirements and covenant tests under the Credit Facility.

Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin, subject to a LIBOR floor of 1.25%. The applicable Senior Term Loan margin was 3.75% on both October 31, 2012 and January 31, 2012, and the interest rate on the outstanding Senior Term Loan was 5.0% on both October 31, 2012 and January 31, 2012. The weighted average interest rate for the nine months ended October 31, 2012 was 4.86%. The applicable margin for borrowings under the Senior Term Loan may increase by 25 basis points and up to 50 basis points on the revolving loan if we do not maintain a specified first lien leverage ratio.

For the three and nine months ended October 31, 2012 and the three and five months ended October 31, 2011, we incurred interest and fees related to the Credit Facility of $5.4 million, $15.7 million, $5.5 million, and $9.2 million, respectively. Principal on the Senior Term Loan is payable in quarterly installments of $1.0 million. Interest on the Credit Facility is payable quarterly.

Under the terms of the credit agreement, beginning with the fiscal year ending January 31, 2013, we are required to make a mandatory prepayment if we have Excess Cash Flow at the end of the fiscal year within 10 business days of issuing our annual financial statements. Refer to the Credit Agreement included as Exhibit 10.1 to the Registration Statement on Form S-4 filed with the SEC on May 31, 2012 for a detailed definition of Excess Cash Flow.

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

The debt outstanding on the Notes had a weighted average rate of 8.25% for the eight months ended January 31, 2012 and the three and nine months ended October 31, 2012.

For the three and nine months ended October 31, 2012 and the three and five months ended October 31, 2011, we incurred interest and fees related to the Notes of approximately $5.1 million, $15.2 million, $5.3 million, and $8.8 million, respectively. Interest on the Notes is payable semi-annually.

Principal payments on debt are due according to the table below (in thousands):

Remainder of 2013	$975
2014	3,900
2015	3,900
2016	3,900
2017	3,900
Thereafter	608,550

$625,125

Sources and Uses of Cash

(In thousands)	October 31, 2012	Increase/(Decrease)	January 31, 2012
Cash and cash equivalents	$30,157	$(6,839)	$36,996
Working capital	$55,529	$2,724	$52,805

Cash Provided by Operating Activities

Cash flow from operations for the nine months ended October 31, 2012, the five months ended October 31, 2011, and the four months ended May 31, 2011 totaled $55.0 million, $39.7 million, and $17.1 million, respectively. Cash provided by operating activities consists of net income adjusted for certain non-cash items, primarily amortization and depreciation, deferred income taxes, and stock-based compensation expense, as well as the effect of changes in working capital and other activities.

Certain non-cash expenses related to the Transaction such as an unrealized loss from the swap termination of $28.9 million and a $3.3 million loss on extinguishment of debt due to the write-off of unamortized deferred financing costs reduced net income during the four months ended May 31, 2011. The $3.3 million unrealized loss on interest rate swaps further reduced net income during the four months ended May 31, 2011.

During the nine months ended October 31, 2012, stock option expense decreased by $1.0 million compared to the same period in the prior year. The recovery of doubtful accounts totaled $0.5 million due to better than expected collections during the nine months ended October 31, 2012 compared to a provision of $1.8 million during the prior period. This had a $2.3 million adverse impact on the change in cash flow from operations.

The $20.0 million change in deferred income taxes was driven by an increase in deferred tax liabilities during the five months ended October 31, 2011 and the four months ended May 31, 2011. The increase in deferred tax liabilities was caused by accelerated depreciation expense and other amortization expense related to the Transaction, which had a favorable impact on cash flow from operations.

Cash flow from operations was negatively impacted by a decrease in cash provided by current liabilities during the nine months ended October 31, 2012, compared to the five months ended October 31, 2011 and the four months ended May 31, 2011. The factors contributing to the increase in accounts payable and accrued expenses in the prior year included:

•	a $8.2 million increase in payments made on accounts payable driven primarily by payments related to our increase in capital expenditures and inventory purchases; and

•	a $11.3 million increase in accrued mergers and acquisition costs during the four months ended May 31, 2011.

The decreases in cash provided by accounts payable and accrued expenses were offset by a decrease in the use of cash related to current assets.

The $3.9 million increase in cash flow attributable to prepaid expenses and other current assets relates primarily to an increase in deposits made to our vendors during the prior period to support our increased capital expenditures.

Accounts receivable balance increased by $9.9 million during the nine months ended October 31, 2012 driven by higher sales during this period, compounded by an increase in days sales outstanding (“DSO”). The increase of $18.9 million in accounts receivable during the prior period was driven by revenue growth and to a lesser extent, an increase in DSO.

The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Used in Investing Activities

Cash spent on investing activities generally consists of property and equipment offset by the sale of equipment from our rental fleet. Purchases of property and equipment totaled $61.5 million, $31.6 million, and $10.7 million during the nine months ended October 31, 2012, the five months ended October 31, 2011, and the four months ended May 31, 2011, respectively. Proceeds from equipment sales totaled $2.6 million, $1.4 million, and $0.9 million during the nine months ended October 31, 2012, the five months ended October 31, 2011, and the four months ended May 31, 2011, respectively.

During the five months ended October 31, 2011, we recorded the acquisition of the business (the Transaction), net of cash acquired in the amount of $961.4 million.

Cash Used in Financing Activities

The sale of the Predecessor company was funded from the following sources:

•

$240.0 million of senior unsecured notes were issued at a fixed coupon interest rate of 8.25%, maturing June 1, 2019. The net cash received from the issuance of the senior unsecured notes was $230.4 million, net of original issue discount and underwriters and lenders fees;

•

$390.0 million senior term loan maturing on June 1, 2018 which is part of our $435.0 million credit facilities. The senior term loan bears interest at LIBOR plus 3.75%, with a 1.25% LIBOR floor. Principal payments of $1.0 million are due quarterly. The net cash received from the issuance of the senior term loan was $375.5 million, net of underwriters and lenders fees; and

•	Equity contributions by Permira IV and members of management totaling $390.6 million.

The proceeds were used to repay the Predecessor company’s outstanding borrowings, terminate its outstanding interest rate swap agreements, and pay transaction costs. The balance of the proceeds was distributed to our former shareholders. The outstanding balance of the Predecessor debt that was repaid was $488.1 million. The remaining $422.2 million of proceeds were distributed to the former shareholders. The $390.6 million equity contribution included $7.8 million of cash equity contributed to the Company by Permira IV for working capital.

Refer to Note 3 of the consolidated financial statements for a more thorough discussion of the Transaction.

During the nine months ended October 31, 2012, we paid $2.9 million of debt obligations compared to $1.0 million during the five months ended October 31, 2011 and $4.1 million during the four months ended May 31, 2011.

Hedging Activities

We have used interest rate swap agreements to effectively convert a portion of our debt with variable interest terms into a fixed interest obligation. Under our interest rate swap agreements, we typically agree to pay the counterparty based on a fixed interest rate in exchange for receiving from them payments based on an interest rate that will vary on a similar function as the debt that we are attempting to hedge. We have historically conducted our swaps with large well-capitalized counterparties whom we determined to be creditworthy.

We document all relationships between hedging instruments and hedged items, the risk management objective and strategy for undertaking various hedge transactions, the forecasted transaction that has been designated as the hedged item, and how the hedging instrument is expected to reduce the risks related to the hedged item. We analyze our interest rate swaps quarterly to determine if the hedged transaction remains effective or ineffective. We may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if we elect to remove the cash flow hedge designation. If hedge accounting is discontinued, and the hedged forecasted transaction remains probable of occurring, the previously recognized gain or loss on the interest rate swaps shall remain in accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings.

Our determination of the fair value of our interest rate swaps was calculated using a discounted cash flow analysis based on the terms of the swap contracts and the observable interest rate curve. We adjust a liability on our balance sheet when the market value of the interest rate swap is different from our basis in the interest rate swap agreements. When an interest rate swap agreement qualifies for hedge accounting under generally accepted accounting principles, we record a charge or credit to other comprehensive income. When an interest rate swap agreement has not been designated as a hedge, or does not meet all of the criteria to be classified as a hedge, we record a net unrealized gain or loss within our consolidated statement of operations.

On October 31, 2012, there were eight swap agreements with a total notional amount of $210.0 million outstanding, two with a three-year term and notional value totaling $60.0 million with a fixed rate of 1.68% and six with a five-year term and a notional value totaling $150.0 million with a fixed rate of 2.35%. On October 31, 2012 and January 31, 2012, the liability recorded related to interest rate swaps was $5.9 million and $6.0 million, respectively, with no unrealized gain or loss recorded in the consolidated statements of operations for the ineffective portion of the change in fair value of the interest rate swap agreements.

Contractual Obligations

We currently do not have any long-term purchase obligations that extend into 2013; however, we had committed open purchase orders totaling $9.5 million as of January 31, 2012 and $3.6 million as of October 31, 2012.

Off-Balance Sheet Arrangements

At October 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material.

Seasonality

Demand from our customers has historically been higher during the second half of our fiscal year compared to the first half of the year. The peak demand period for our products and services typically occurs during August through November driven by certain customers that need to complete maintenance work and other specific projects before the onset of colder weather. Because much of our revenue is derived from storing or moving liquids, the impact of weather can hinder the ability of customers to fully utilize our equipment. This is particularly the case for customers with project locations in regions that are subject to freezing temperatures during winter.

Critical Accounting Policies, Estimates, and Judgments

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, doubtful accounts, warranties, inventory valuation, business combination purchase price allocations, our review for impairment of long-lived assets, intangible assets and goodwill, income taxes and stock-based compensation expense. Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the nine months ended October 31, 2012 to the items that we disclosed as our critical accounting policies, estimates and judgments included in the Registration Statement.

Recent Accounting Pronouncements

Refer to Note 1 of the consolidated financial statements for a discussion of new and recently adopted accounting guidance.

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

The discussions of our financial condition and results of operations may include various forward-looking statements about future costs and prices of commodities, production volumes, industry trends, demand for our products and services and projected results of operations. Statements that are not historical in nature are considered to be forward-looking statements. They include statements regarding our expectations, hopes, beliefs, estimates, intentions or strategies regarding the future. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “look forward to” and similar expressions are intended to identify forward-looking statements.

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

•	Changes in the many laws and regulations to which we are subject in the United States, Europe, Canada, and Mexico, or our failure to comply with them, could materially adversely affect our business.

•	We have operations outside the United States. As a result, we may incur losses from currency fluctuations.

•	Turnover of our management and our ability to attract and retain other key personnel may affect our ability to efficiently manage our business and execute our strategy.

•	If our employees should unionize, this could impact our costs and ability to administer our business.

•	We are exposed to a variety of claims relating to our business, and our insurance may not fully cover them.

•	We may face substantial expense and difficulty in complying with the requirements of a public company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Swap Agreements

We seek to reduce earnings and cash flow volatility associated with changes in interest rates through financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. These financial arrangements, or interest rate swap agreements, are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. We enter into derivative financial arrangements only to the extent that the arrangement meets the objectives described, and we do not engage in such transactions for speculative purposes.

Impact of Foreign Currency Rate Changes

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

The sensitivity of earnings and cash flows to the variability in exchange rates is assessed by applying an approximate range of potential rate fluctuations to our assets, obligations and projected results of operations denominated in foreign currency with all other variables held constant. Based on our overall foreign currency rate exposure at October 31, 2012, we believe that movements in foreign currency rates may have a material effect on our financial position.

Counterparty Risk

Our interest rate swap financial instruments contain credit risk to the extent that our interest rate swap counterparties may be unable to meet the terms of the agreements. We minimize this risk by limiting our counterparties to highly rated, major financial institutions with good credit ratings. Although possible, management does not expect any material losses as a result of default by other parties. Neither the Company nor the counterparty require any collateral for the derivative agreements. In estimating the fair value of our derivatives, management considered, among other factors, a valuation analysis performed by an independent third party with extensive expertise and experience.

Item 4. Controls and Procedures

Not applicable

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth above under Note 15 – Commitments and Contingencies – Litigation contained in the notes to the consolidated financial statements is incorporated herein by reference.

Item 1A. Risk Factors

The reader should carefully consider the updated risk factor set forth below and the factors discussed in “Risk Factors” included in the Registration Statement in connection with the other information in this report.

New regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

On August 22, 2012, the SEC adopted a new rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by companies filing public reports. The new rule, which is effective for the 2013 calendar year and requires a disclosure report to be filed by May 31, 2014, will require companies to perform due diligence, disclose, and report whether such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold, and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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

BAKERCORP INTERNATIONAL, INC.

Date: December 13, 2012	By:	/s/ Bryan Livingston
Bryan Livingston
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.