Form 10-K
period 2013-01-31
BakerCorp International, Inc.
filed 2013-04-22
CIK 1550377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-181780

BAKERCORP INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4315148
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3020 Old Ranch Parkway, Suite 220,
Seal Beach, California	90740
(Address of principal executive offices)	(Zip Code)

(562) 430-6262

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no public market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, par value $0.01 per share, outstanding on April 1, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain exhibits are incorporated in Item 15 of this Annual Report by reference to other reports and registration statements of the registrant which have been filed with the Securities and Exchange Commission.

BAKERCORP INTERNATIONAL, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended January 31, 2013

INTRODUCTION

Industry Data

We have based data and information in this annual report on Form 10-K about our industry and our markets on estimates that we prepared using certain assumptions and our knowledge of our industry and our markets. Our estimates, in particular as they relate to our general expectations concerning the containment rental industry, involve risks and uncertainties and are subject to changes based on various factors, including those discussed under “Risk Factors” in this annual report on Form 10-K.

In particular, information in this annual report on Form 10-K concerning the size of our market, the size of our addressable market, and our market share relative to our competitors represents management estimates based on data generated by BakerCorp. The current market size and market share data estimates exclude similar products and services that we do not currently offer. We have based these figures on estimates we have made of the size of our competitors (which in most cases is not based on actual data disclosed by our competitors), in some cases broken down by product type and location. We prepared estimates for the companies that we deem to be our most relevant direct competitors in one or more product lines, as well as for certain smaller competitors in the aggregate. These figures do not reflect any data obtained from other entities. The addressable market size figure is our best estimate of the aggregate size of the market for products and services that we currently provide or that management believes to be a reasonable extension of our current offerings. While we believe both the current and addressable market size estimates are reasonable, we have not based them on third party sources, as those sources do not exist for the markets as we define them.

Presentation

As used in this annual report on Form 10-K, unless otherwise specified or the context otherwise requires:

•

the “Acquisition” refers to our acquisition by Permira IV, a fund advised by the Sponsor, including the merger of B-Corp Merger Sub, Inc. with and into LY BTI Holdings Corp., which changed its name to BakerCorp International, Inc.;

•	“we,” “our,” “us,” and the “Company” refer to BakerCorp International, Inc. and its consolidated subsidiaries;

•	“fiscal year” means the Company’s fiscal year, which ends on January 31 of each calendar year;

•	the “Issuer” or “issuer” refers to BakerCorp International, Inc.;

•

our “credit facilities” refers to our senior secured term loan facility and revolving credit facility, as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility” in this annual report on Form 10-K;

•	the “notes” means our senior unsecured notes due 2019;

•	“Permira IV” refers to Permira IV Continuing L.P.1, Permira IV Continuing L.P.2, Permira Investments Limited, and P4 Co-Investment L.P.;

•	“Sponsor” refers to Permira Advisers L.L.C., an advisor to the Permira funds, including Permira IV;

•

the “Transaction” refers to the offering of the outstanding notes, the borrowing under the credit facilities, and the equity contribution from Permira IV, certain members of our management that rolled over existing stock and options, and certain additional investors, and the use of proceeds from each, including the repayment of all of our then existing indebtedness, the consummation of the Acquisition, and related transactions, each of which was consummated as of June 1, 2011; and

•	“U.S. GAAP” means accounting principles generally accepted in the United States of America.

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements. Forward-looking statements should be read in conjunction with the cautionary statements and other important factors included in this annual report on Form 10-K under “Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” which include descriptions of important factors that could cause actual results to differ materially from those contained in the forward-looking statements. Our expectations, beliefs and projections are expressed in good faith, and we believe we have a reasonable basis to make these statements through management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that our management’s expectations, beliefs or projections will be achieved.

The discussions of our financial condition and results of operations may include various forward-looking statements about future costs and prices of commodities, production volumes, industry trends, demand for our products and services and projected results of operations. Statements contained in this annual report on Form 10-K that are not historical in nature are considered to be forward-looking statements. They include statements regarding our expectations, hopes, beliefs, estimates, intentions or strategies regarding the future. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “look forward to,” and similar expressions are intended to identify forward-looking statements.

The forward-looking statements set forth in this annual report on Form 10-K regarding, among other things, achievement of revenue, profitability and net income in future quarters, future prices and demand for our products and services, and estimated cash flows and sufficiency of cash flows to fund capital expenditures, reflect only our expectations regarding these matters. Important factors that could cause actual results to differ materially from the forward- looking statements include, but are not limited to, the following:

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

•	We intend to expand our business into new geographic markets and expand in markets where our current presence is small, and this expansion may be costly and may not be successful.

•	Our growth strategy includes evaluating selective acquisitions, which entails certain risks to our business and financial performance.

•	We intend to expand into new product lines, which may be costly and may not ultimately be successful.

•	We depend on our suppliers for the equipment we rent to customers.

•	As our rental equipment ages we may face increased costs to maintain, repair, and replace that equipment and new equipment could become more expensive.

•	The short term nature of our rental arrangements exposes us to redeployment risks and means that we could experience rapid fluctuations in revenue in response to market conditions.

•	Our customers may decide to begin providing their own liquid and solid containment solutions rather than sourcing those products from us.

•	Our industry is highly competitive, and competitive pressures could lead to a decrease in our market share or in the prices that we can charge.

•	We lease all of our branch locations, and accordingly are subject to the risk of substantial changes to the real estate rental markets and our relationships with our landlords.

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

Additional risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from those expressed or implied in our written or oral forward-looking statements may be found under “Risk Factors” contained in this annual report on Form 10-K.

These factors and other risk factors disclosed in this annual report on Form 10-K and elsewhere are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also harm our results. Consequently, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Additionally, there can be no assurance provided that future operating performance will be consistent with the past performance of the Company. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

The forward-looking statements contained in this annual report on Form 10-K are made only as of the date of this annual report on Form 10-K. Except to the extent required by law, we do not undertake, and specifically decline any obligation, to update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

PART I

Item 1.	BUSINESS

General

Founded in California in the 1940s and reincorporated in Delaware on September 13, 1996, we are a market leading provider of liquid and solid containment solutions based on revenues relative to our competitors, operating within the specialty sector of the broader industrial services industry. Throughout our nearly 70-year operating history, we have developed a reputation for delivering quality containment equipment and services to a broad range of customers across a wide variety of end markets. We maintain a large and diverse liquid and solid containment rental fleet consisting of more than 23,000 units, including steel tanks, polyethylene tanks, roll-off boxes, pumps, pipes, hoses and fittings, filtration units, tank trailers, berms, and trench shoring equipment.

We offer liquid and solid containment solutions that are comprehensive and often integrated into the regular maintenance and service programs of our clients. We differentiate our business by offering customers a broad product range and customized solutions involving extensive consultation and technical advice and transportation services. We believe our advanced product and service capabilities allow us to become more closely integrated with our customers’ businesses and ensure that we remain an essential partner for the long term.

We provide our containment solutions in the United States through a national network with the capability to serve customers in all 50 states. We operate additional international locations in Europe, Canada, and Mexico. In the United States, we are part of a relatively small group of national companies that provide a broad range of products in the liquid and solid containment market. This scale allows us to optimize our fleet utilization and adjust to variations in regional supply and demand by rebalancing our equipment portfolio to target the most attractive opportunities by industry or geography. We have a proven track record in leveraging our branch network to serve customers requiring nationwide service.

We provide our containment solutions to a diverse set of over 6,000 customers. We serve customers in over 15 industries, including oil and gas, industrial and environmental services, refining, environmental remediation, construction, chemicals, transportation, power, and municipal works. We work with our customers to deliver a mix of our products and services for a wide variety of applications, such as:

•	maintenance and cleaning of industrial process equipment;

•	temporary groundwater storage and treatment;

•	storage and movement of water for the extraction of oil and gas;

•	storage and disposal of solids in environmental remediation;

•	filtration of hydrocarbons from liquid and vapor effluent;

•	mixing and moving viscous materials in cleaning oil storage tanks;

•	filtration of sediment from storm water runoff;

•	liquid storage and transfer for pipeline repair and testing;

•	bypassing sewer and water lines for rehabilitation and installation;

•	shoring of trenches and excavations;

•	separation of liquids from solids in municipal and industrial waste; and

•	fluid movement and temporary storage in response to emergency spills or adverse weather.

Our fleet characteristics include (i) long useful lives, (ii) low maintenance requirements, (iii) favorable unit economics and (iv) the ability to generate rental rates that do not vary substantially based on product age. These asset characteristics have contributed to our Adjusted EBITDA margins and returns on investment. They also provide us with significant flexibility to manage capital expenditures and generate free cash flow throughout economic cycles.

Industry Overview

We believe the demand for liquid and solid containment solutions is affected by (i) the non-discretionary and recurring nature of customer maintenance activity, (ii) continued implementation of new and existing environmental regulations, (iii) a growing trend towards the outsourcing of liquid and solid containment solutions and (iv) an increasing level of vendor consolidation.

Business Strategy

We believe that we have the opportunity to capitalize on a number of growth initiatives. Our business strategy attempts to balance the benefits of potential opportunities while limiting the associated risks. Certain of the key elements of our strategy are described in greater detail below.

Address Increasing Levels of Demand in Key End Markets and Industries. We have historically experienced high demand for our products and services when our key customers in the refining, chemicals, power generation and other industrial sectors benefit from improving economic conditions. We believe there is growth potential in certain end markets driven by long term trends. In particular, the oil and gas market is benefiting from growth in the recovery of natural gas and oil from unconventional shale reserves through a shift to horizontal drilling and multistage hydraulic fracturing, technologies that drive the need for our products and services. Additionally, the 2009 U.S. Environmental Protection Agency’s national assessment of public water system infrastructure showed a total capital improvement need of $334.8 billion through December 31, 2026. Our products and services can be utilized to help address the critical need to upgrade the United States’ aging sewer and water system infrastructure through extensive improvement projects.

Continue to Gain Market Share from the Packaging of Our Products and Services as a Comprehensive Offering. As one of the largest specialty rental companies in our market, we have one of the largest branch networks. We distinguish ourselves from our competitors and build customer loyalty by leveraging our branch network to offer a high level of service to our customers. In addition, we believe that customers favor a comprehensive solution to their needs. We use the range of our products and services to deliver a solution to our customers. We believe that there is an opportunity to increase our market share and market penetration by offering the most comprehensive suite of services to our customers.

Benefit from Pricing Improvement. We believe that our service proposition will enable us to offer our products and services at a premium. Our emphasis on offering a comprehensive suite of services, together with our expectation for continuing increases in demand, have led us to conclude that we have an opportunity to generate incremental revenue from pricing improvement.

Extend Pump, Filtration and Shoring Across Our Existing Network and Introduce Additional Product Lines. Introduction, expansion and rollout of complementary product lines have been a large source of our historical growth. Currently, we offer our pumps, filtration and shoring product lines only at a limited number of our branch locations in the United States. We believe we have a significant growth opportunity to increase revenue by (i) increasing the penetration in branches where these products are currently offered, (ii) extending these product lines to branches across our geographic network and (iii) introducing additional product lines to provide our customers with a more comprehensive solution. With our ability to leverage existing customer relationships, we believe extending these product lines through our existing network and adding complementary equipment represents a growth opportunity.

Expand Geographically and Develop New End Markets. We believe there is an opportunity to open new branches in Europe and in certain underserved regions of North America. This belief is based upon our current branch locations and the geographic coverage of those locations, compared with what management believes are the geographic areas served by our competition. Based on this estimate, management believes there are underserved regions in North America; therefore, an opportunity may exist for expansion, particularly within the states where we currently do not have a branch or satellite yard. We have a history of opening new branches within the United States and generating profitable growth within a short period of time. In addition, our organic European expansion initiative has been successful to date since our European launch in fiscal year 2007 with revenue growing to $20.3 million during fiscal year 2013. We have historically introduced our products and services and increased our penetration in new industries, and we plan to continue this strategy.

Deepen Our Relationships and Increase National Accounts Penetration. Our National Accounts team works directly with key decision makers at our national accounts to understand their organization’s goals and objectives, customize a program that increases our role in managing the customer’s equipment and increase the depth and scope of our relationship. During the year ended January 31, 2013, we had 30 customers in our National Accounts Program, which generated approximately 33% of our revenue. We believe we can use this program to further penetrate our National Accounts customer base as well as enhance the services we provide.

Pursue Selected Acquisitions. Our markets remain fragmented and have historically presented numerous attractive acquisition candidates. We intend to continue evaluating acquisitions that offer complementary products and services or expand our geographic footprint.

Products

We believe the breadth and diversity of our fleet and ancillary service offerings provides us with an advantage compared with competitors that offer a more limited range of products. With this breadth and diversity, we are better able to meet a wide variety of application needs, ensure that sufficient inventory exists to meet the customer’s needs on a one-stop basis and reallocate fleet among branches to target the most attractive opportunities. The following table provides the primary applications for each of our product categories.

Key Product Areas	Primary Applications
Steel Tanks	Storage of groundwater, frac water, wastewater, volatile organic liquids, sewage, slurries and bio-sludge, oil/water mixtures, virgin and spent chemicals.

Polyethylene Tanks	Storage of acids, chemicals, caustics, storm water, groundwater and wastewater.

Roll-Off and Specialty Boxes	Storage of solid waste, separation of solids and liquids.

Pumps, Pipes, Hoses and Fittings	Liquid handling for storm water, tank cleaning, groundwater, sewage bypass, oil and gas fracking and scavenging, industrial slurries and drainage.

Tank Trailers	Storage and transportation of finished/intermediate products, caustics and acids, chemicals, off-spec products and waste streams.

Berms	Secondary spill containment for tank and pump products.

Filtration Units	Removal of particulate matter and other chemicals from storm water run-off or groundwater for re-introduction of this water back into a drainage system or stream.

Trench Shoring	Support and protective systems for trenches, excavations and building foundations.

Product Lives and Durability

Our equipment fleet generally has long depreciable lives with the rapid payback of original equipment cost. We do not rent our equipment on the basis of model year as our customers generally do not differentiate our equipment by age. Our equipment has a history of generating relatively similar rental rates throughout its life. Our fleet had an average age of eight years as of January 31, 2013 compared with an average useful life of over 23 years. We do not assume any salvage value in estimating the depreciation of our equipment. There is no active secondary market for the vast majority of our equipment. We have historically received scrap value at the time that we retire equipment.

Re-rental of Third Party Products

At times, we are not able to address our customers’ demand for containment solutions with our available equipment. This includes specialty equipment that we do not stock on a regular basis in most of our locations. Under these circumstances, we often provide our customers equipment by renting it from third parties and deploying it as part of the overall solution we deliver. Revenue from the re-rental of equipment generally yields a lower profit margin than the rental of our own equipment due to the additional costs associated with renting the equipment from third parties, such as rental fees, additional transportation and potential repair costs. The re-rental of equipment allow us to maintain existing customer relationships when demand is temporarily greater than what our fleet can satisfy or when there is demand for specialty products we do not stock.

Branch Network/Operations

We operate through a network of locations in the United States with additional locations in Europe, Canada, and Mexico. Our U.S. locations include various branches, satellite yards, a refurbishment center in Philadelphia and our corporate headquarters.

We typically locate our branches in areas with inexpensive rents and operating costs and near a major roadway. Our typical branch consists of a three to five acre outdoor storage yard with a small office located on site or nearby. Each branch is responsible for providing sales and service to our current customers and for targeting potential customers in the branch’s service area, dispatching drivers and other personnel to deliver and pick up equipment and provide related services, performing general maintenance and repair, modifying equipment to meet customized requests, implementing quality and safety programs and performing administrative tasks (e.g., order entry, billing and work orders).

Many of our branches maintain a limited subset of our full suite of pump and filtration products. Branches that maintain a more limited selection of these products are typically in geographic areas where there is less developed demand or where we have not yet dedicated resources to develop a full range of pump and filtration capabilities. Many of our branches have maintenance capabilities, including painting, cutting and welding, to maintain equipment in good rental condition and complete repairs, modifications or upgrades to the rental fleet. Our Philadelphia refurbishment center has these capabilities on a larger scale for more significant fleet upgrades.

Segments

We have two reportable segments, North America and Europe, which are based on our geographical areas of operations. The North American segment consists of operations located in the United States, Canada, and Mexico. The European segment consists of operations located in France, Germany, the Netherlands, and the United Kingdom.

Our equipment has the capability to be used for multiple applications within certain geographical regions of North America. Within the U.S. and Canada, respectively, we incentivize our local managers to maximize return on assets under their control and have provided systems to enable equipment and resource sharing. As a result, equipment in the U.S. and Canada is readily moved and shared by the local branch managers. The process of equipment and resource sharing enables us to maximize the efficiency of our equipment and respond to shifts in customer demand. Within each geographical region of our North American segment, our branches have similar economic and operational characteristics including:

•	similar products and services;

•	similar operational policies and procedures;

•

National Accounts customers, which represented approximately 33% of our total revenues for the year ended January 31, 2013. The pricing and contractual terms of our National Accounts are established centrally and administered at the local branches;

•	equipment that is purchased through a centralized corporate procurement function; and

•	shared employees and other resources.

Similarly, in Europe we have designed our equipment to be compatible with the most stringent laws in the European Union. Our equipment in the United States would not be suitable for use in our European business. We have not, and have no plans to, transfer assets from North America to Europe.

Our satellite yards serve as an initial step in our entrance into a new geography or as a permanent arrangement to optimize fleet transportation cost, utilization and response time. A satellite yard operates as an efficient means to serve a developing customer base, often in an area that is located a significant distance from an existing branch. If a satellite yard develops sufficient scale (e.g., number of customers served or rental transactions conducted), we evaluate whether to convert it into a branch location.

The local branches’ administrative needs are served by a central corporate function. Corporate functions include legal, product development and engineering, purchasing, quality and safety programs, design and compliance, training, fleet management, human resources, central dispatch, transportation and logistics, information systems, finance and accounting, sales and marketing, business development and National Accounts management.

International Operations

Financial information relating to our international operations for the twelve months ended January 31, 2013, the eight months ended January 31, 2012, the four months ended May 31, 2011, and twelve months ended January 31, 2011, is incorporated by reference to “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 13.”

Sales and Marketing

We serve our customers through a solutions-oriented approach that extends beyond solely providing rental equipment. Our branch managers and sales representatives work with customers in designing customized solutions, including identifying equipment and related services which would best serve the customer’s particular need as well as adapting existing products and identifying new applications. This level of commitment is available to customers 24 hours a day, 365 days a year. In addition, our drivers not only deliver equipment to customer sites but also assist in setting up the equipment.

Rental Arrangements and Policies

We enter into rental agreements with our customers based on either our standard set of terms and conditions or specific terms negotiated with a particular customer. For National Accounts customers, pricing and contractual terms are established centrally for all branches. We set our rental prices based on daily, weekly or monthly rates and bill customers for the equipment use and any necessary repairs or maintenance resulting from misuse of the equipment. Through our contracts and our Quality Management System (“QMS”), we emphasize that the customer is responsible for all materials contained in or pumped using our equipment. Specifically, we deliver clean and empty equipment to a customer site, and the customer is responsible for emptying and cleaning the equipment before having it retrieved by our drivers; although in certain circumstances, we transport empty steel trailer tanks to third party facilities for cleaning on behalf of our customers. We are not obligated to accept a piece of equipment that has not passed an inspection for cleanliness, as set forth in our QMS. This requirement is important, as we believe it serves to limit our exposure to environmental liability.

Customers

We serve over 15 industries, including industrial and environmental services, environmental remediation, oil and gas, construction, refinery, chemical, transportation, power, and municipal works.

We believe that our revenue benefits from:

•	recurring maintenance driven needs;

•	requirements for regulatory compliance;

•	projects for which the cost of renting our equipment is low relative to the total project cost;

•	low customer concentration;

•	diversity of end markets; and

•	long-standing relationships.

We have low customer concentration. Our top ten customers represented approximately 26% of our consolidated revenue during the twelve months ended January 31, 2013. Our top 20 customer relationships average 20 years in length, and historically over 90% of our customers in any year have done business with us in the prior year.

National Accounts Program

We utilize a National Accounts Program to manage our key customer relationships. Our National Accounts team works directly with key decision makers for each of these accounts to establish service standard and pricing across all branches. We have classified 30 key customer relationships as “National Accounts” based on their size and potential for growth as a means to strengthen our relationships with these customers.

Based upon comprehensive customer analysis, our National Accounts managers develop strategic account plans, including key relationship management, product and service options, and customer retention programs. These managers may also develop key performance metrics with the customer and coordinate the branch and executive resources to execute this strategy. Our National Accounts generated approximately 33% and 28% of our consolidated revenue during the twelve months ended January 31, 2013 and the eight months ended January 31, 2012, respectively.

Fleet Management Systems

We utilize a fleet management information system, which enables our field management team to track equipment status (including location and length of rental), pricing and utilization. Our systems also allow our field management team to manage utilization by reallocating fleet assets to meet particular customer requests or transport underutilized equipment to areas in which demand is higher.

Equipment sharing among branches and divisions is also promoted by our incentive compensation program, which emphasizes return on net assets (“RONA”) as well as Adjusted EBITDA. Our focus on RONA is important as it:

•	encourages equipment sharing when it is needed more in one region than another;

•	motivates consideration of return on assets as a key factor in capital spending; and

•	encourages the utilization of older, more heavily depreciated equipment.

We manage our capital investment through a two-stage process. Based upon our estimate of future opportunity and need, our investment in maintenance, replacement and growth capital is budgeted during an annual planning process. Short production lead times relative to demand visibility (and the ability to transfer equipment to meet temporary shortages) allow us to purchase equipment only when our need is relatively clear. Actual investment could be higher or lower than plan, as necessary, to optimize overall fleet utilization. We have been able to adjust spending on growth capital as our forecast for the market environment has dictated.

Transportation

We utilize our own fleet of specialized tractor, flatbed, and straight trucks. These trucks are based throughout our branch network and deliver the majority of our rental products to customers. These trucks are customized to our standards for performance as well as driver comfort. For certain projects, we use third party contract distributors to supplement our own fleet to deliver our products.

Quality and Safety

We utilize our QMS, which is modeled after the ISO 9000 criteria, to maintain the quality and integrity of our products and assist our compliance with federal, state and local regulations. We believe QMS is important to our customers, as certain users must report even relatively minor incidents to appropriate regulatory agencies. Our employees are trained in inspecting equipment for quality both before and after rental. Our QMS involves three levels of equipment inspection, (i) routing inspection (visual and mechanical inspection before and after each rental to detect any contamination or damage beyond normal wear and tear), (ii) scheduled testing (involves hydrostatic testing to detect potential leakage) and (iii) scheduled examination (a complete assessment of structural integrity, asset life, corrosion impact, damage, and normal wear at planned intervals).

We are focused on ensuring a safe and healthy working environment for our employees. We develop and implement policies, programs and procedures to govern and promote workplace safety, including regular management safety reviews, weekly branch safety training sessions and a disciplinary action program for incidents that result from non-compliance with our safety program.

Suppliers

We centrally manage the purchasing of our rental fleet in order to standardize product quality and specifications and achieve attractive pricing. In North America, we work closely with our various suppliers to ensure that the equipment we purchase includes certain features and innovations. Some of our supply relationships are over 25 years old. In North America, we believe that we have multiple potential suppliers for each of our product categories. We have chosen to work with a small group of suppliers for efficiency. In the event any of our suppliers become unavailable, we believe we could secure other qualified suppliers in a relatively short period of time. However, there can be no assurance that we could secure other suppliers in a short period of time. We do not maintain long-term supply agreements with any of our North American suppliers. See “Risk Factors—Risks Related to Our Business—We depend on our suppliers for the equipment we rent to customers.”

In Europe, we own the design of our tanks and maintain an exclusive supplier relationship that provides us with specially designed tanks for the European market.

Competition

The liquid and solid containment industry is fragmented. We have one large national competitor, Western Oilfields Supply Company (d/b/a Rain for Rent), which offers a full range of tanks, pumps, and related product categories and several smaller national competitors that offer a more limited range of products. There are also several smaller regional competitors and many localized independent companies.

We believe the main competitive factors in the liquid and solid containment industry are the following:

•	reputation for product quality and service;

•	knowledgeable, experienced service staff;

•	diversity and depth of product portfolio;

•	product availability;

•	technical applications expertise;

•	customer relationships;

•	on-time delivery and proactive logistics management;

•	response time and ability to provide products on short notice;

•	geographic footprint;

•	extent and adaptability of ancillary services supporting rental activity;

•	price and related terms; and

•	financial stability.

See “Risk Factors—Risks Related to Our Business—Our industry is highly competitive, and competitive pressures could lead to a decrease in our market share or in the prices that we can charge.”

Employees

We employed 862 full-time personnel on January 31, 2013, including 478 hourly employees and 384 salaried employees. Our employees were composed of 734 field and 128 corporate and senior management employees. We employed 747 full-time personnel on January 31, 2012, including 405 hourly employees and 342 salaried employees. Our 747 employees were composed of 649 field employees and 98 corporate and senior management employees. The increase in the number of employees has been driven by our continued investment in our products, infrastructure, and systems as well as branch expansion. We believe we have good relations with our employees. None of our employees are represented by labor unions.

Education is an integral part of our daily operations and a core element of our competitive advantage. Through our education programs, we seek to educate employees to properly operate and maintain our equipment and service fleet, promote a safe work environment, devise strategic sales plans, provide customer service, develop new products and applications, and manage and support a profitable workplace. Our education programs include customized classroom training at our central education campus, specialized training conducted in the field on a regional basis, web-based programs, online e-learning, third party training, and self-directed training.

Environmental, Health, and Safety

Our operations are subject to numerous federal, state, local, foreign and provincial laws and regulations governing environmental protection, transportation, and occupational health and safety matters. These laws regulate such issues as wastewater, storm water, air quality and the management, storage and disposal of, or exposure to, hazardous substances and hazardous and solid wastes. Although we may not be, at all times, in compliance with all such requirements, we are not aware of any pending environmental compliance or remediation matters that are reasonably likely to have a material effect on our business, financial position or results of operations. However, the failure by us to comply with applicable environmental, health and safety requirements could result in fines, penalties, enforcement actions, third party claims, damage to property or natural resources and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders requiring corrective measures, including the installation of pollution control equipment or remedial actions and could negatively impact our reputation with customers.

Under certain laws and regulations, such as the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986(“CERCLA”) known as the Superfund law, the obligation to investigate and remediate contamination at a facility may be imposed on current and former owners or operators of that facility or on persons who may have sent or arranged to send waste for disposal. Liability under these laws and regulations may be imposed jointly and severally without regard to fault or to the legality of the activities giving rise to the contamination. Under these laws, we may be liable for, among other things, (i) fines and penalties for non-compliance, and (ii) the cost of investigating and remediating any contamination at a site where we operate, where our equipment is used, or disposal sites to which we may have sent, or arranged to send, waste in the past, regardless of fault. Our customers often use, dispose of, and store and dispense solid and hazardous waste, wastewater, petroleum products, and other regulated materials in connection with the use of our equipment. While we have a policy, with certain limited exceptions, to require customers to return tanks and containers clean of any substances, they may fail to comply with these obligations.

Approximately 28% of our total revenue during the twelve months ended January 31, 2013, was related to assisting customers in extracting oil and natural gas. A significant portion of this revenue involved renting equipment to customers that use the hydraulic fracturing, or “fracking” method to extract natural gas. This method uses a comparatively high amount of water and other liquids and accordingly requires a more intensive use of the products we rent to customers. This method has been the subject of scrutiny by several states, the Federal government, foreign jurisdictions, and advocacy groups regarding its impact on the environment. The U.S. Environmental Protection Agency (the “EPA”) is studying the potential adverse effects that hydraulic fracturing may have on the environment and public health and is considering or has issued regulations or guidance regarding certain aspects of the process, including the sourcing of water, underground injection of fracturing liquids containing diesel fuel, wastewater disposal and air emissions. The Bureau of Land Management is in the process of developing rules applicable to hydraulic fracturing on federal and Indian land that may require, among other things, oil and natural gas operators to disclose the chemicals used in hydraulic fracturing operations, guarantee the safe construction of wells, and improve their handling of wastewater. In addition, from time to time, legislation is introduced in Congress that could result in additional regulatory burdens such as permitting, construction, financial assurance, monitoring, recordkeeping, and plugging and abandonment requirements. State, local, and foreign governments have also begun to regulate hydraulic fracturing. Several states have implemented or are considering rules that require operators to disclose the types of chemicals used in fracking fluids injected into natural gas wells or to impose other requirements on hydraulic fracturing operations. An indefinite moratorium is in effect in the Delaware River Basin Commission’s (“DRBC”) “Special Protection Waters” watershed until the DRBC finalizes rules regulating hydraulic fracturing; in New York, a de facto moratorium on issuing drill permits for horizontal gas drilling and high-volume hydraulic fracturing has been in place since 2008 pending the finalization of studies on the impact of the practice on human health and the environment. The New York State Department of Environmental Conservation is in the process of developing revised regulations governing hydraulic fracturing and is not expected to take any final action or make any decision regarding the practice before the health and environmental studies are complete. The nature of any final regulations as well as the timing of their issuance or the lifting of the de facto moratorium is uncertain. The de facto moratorium has recently been bolstered by New York state court decisions recognizing municipal governments’ authority to ban hydraulic fracturing based on local land use regulations. Similar bans and moratoria are being considered or have been implemented by other states and local governments as well.

Internationally, Quebec imposed a moratorium on horizontal hydraulic fracturing drilling for natural gas in April 2012 pending further study and France and Bulgaria banned the practice in June 2011 and January 2012, respectively. Other countries and foreign municipalities are also considering or have implemented bans, moratoria or other regulations as well. Several private lawsuits have been filed asserting that chemicals used in certain hydraulic fracturing operations have resulted in the contamination of soil and groundwater of nearby landowners and drinking water facilities. These regulatory and legal developments could lead to a curtailment of hydraulic fracturing or make it more expensive to conduct and, as a result, materially adversely affect our pricing or the demand for our services. In addition, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental equipment. This could materially adversely affect our current revenue and our prospects for revenue growth.

Certain of our pump products are subject to increasingly stringent non-road diesel engine emissions standards adopted by the EPA. The most stringent of these standards, known as Interim Tier 4 and Tier 4, began to go into effect in 2008 and are being phased in over time for different engine sizes and horsepower ratings. We have developed plans to achieve substantial compliance with these Tier 4 requirements, which rely on the ability of our engine suppliers to develop commercially viable compliant engines on a timely basis, our participation in certain EPA regulatory programs that provide for flexibility in meeting these emissions standards and our suppliers’ ability to complete the necessary engineering and testing to meet our production schedule. If we are unable to successfully execute such plans, our ability to place our products into the market may be inhibited, which could have a material adverse effect on our competitive position and financial results. Additionally, we expect that the prices of the engines that comply with Tier 4 emissions standards will become more expensive, thereby increasing our supply costs. These changes are expected to result in the implementation of price increases, some of which may be significant, on products subject to these regulations. The extent to which we are able to pass along to our customers these costs in the form of price increases may adversely affect market demand for our products and/or our profit margins, which may adversely affect our financial results. If we experience an increased demand for our products in advance of price increases resulting from the higher cost of compliance with such regulations, we may experience abnormal fluctuation in sales and our financial results for any one period may not be representative of expected financial results in subsequent periods. Alternatively, if our competitors implement different strategies with respect to compliance with Tier 4 requirements that, either in the short term or over the long term, enable them to limit price increases, introduce product modifications that gain widespread market acceptance or otherwise change customer preferences and procurement patterns in ways that we do not currently anticipate, we may experience lower market demand for our products that may, ultimately, materially and adversely affect our net sales, profit margins and overall financial results.

We operate trucks and other heavy equipment associated with many of our service offerings. We therefore are subject to regulation as a motor carrier by the United States Department of Transportation and by various state agencies and their foreign equivalents, whose regulations include certain permit requirements of state or provincial highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, driver fitness and qualifications, safety, equipment testing and specifications and insurance requirements. In particular, the Federal Motor Carrier Safety Administration (“FMCSA”) implemented the Comprehensive Safety Accountability operational model in 2010, which evaluates driver behavior in six different on-road safety categories. If a company falls into the bottom quartile in any category, the FMCSA will send that company a warning letter. There are no penalties associated with this warning letter other than increased roadside inspections; however, if a company had received such a letter and did not improve its safety performance, there could be further scrutiny of its operations in the future, including investigations of safety practices and imposition of a cooperative safety plan. In severe instances, the FMCSA could issue notices of violations imposing civil penalties or even order us to cease all motor vehicle operations. We currently operate under the highest safety/compliance rating (Satisfactory) available from the FMCSA, which was issued to our company by the FMCSA on April 16, 1991 and subsequently confirmed by the FMCSA on its review of BakerCorp’s safety rating in 2007. The company’s scores under the FMCSA’s new CSA 2010 system as of the last monthly report of January 25, 2013 are below the investigation thresholds currently used by the FMCSA to identify motor carriers for audit and intervention. In summary, we have, and continue to implement, policies and procedures to ensure substantial compliance with all applicable FMCSA regulations and initiatives, and our efforts in this regard are reflected in our good compliance history with this federal agency. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations by requiring changes in fuel emissions limits, the hours of service (“HOS”) regulations, limits on vehicle weight and size and other matters, including safety requirements. On December 27, 2011, the FMCSA published the final rule on HOS that revises the HOS safety requirements for commercial truck drivers by restricting the amount of time a driver may drive or work in any specific time period. The final rule on HOS, effective as of February 27, 2012 with a compliance date for select provisions of July 1, 2013, reduces by 12 hours (from 82 hours within a seven day period to 70 hours), the maximum number of hours a truck driver can work within a week, and also implements a mandatory rest requirement period as part of its “34-hour restart” provision. While the final HOS rule retains the current 11-hour daily driving limit, trucking companies that allow drivers to exceed the 11-hour driving limit face severe fines and penalties. During July 2012, President Obama signed into law a new two-year transportation reauthorization bill, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”; P.L. 112-141), which directs FMCSA to begin 29 new rulemakings within 27 months and initiate several studies, authorizes increased enforcement penalties and imminent hazard authority for unsafe property carriers, including impoundment, and imposes new notification requirements on carriers. This includes a directive that FMCSA issue a rulemaking mandating electronic on-board recorders (“EOBRs”) for all interstate carriers currently subject to record keeping requirements for its HOS regulations. Additional regulations that affect transportation are proposed from time to time, including energy efficiency standards for vehicles and emissions standards for greenhouse gases, which may impact our capital expenditure costs and operational costs. On September 15, 2011, the National Highway Traffic Safety Administration published its final rule on greenhouse gas emissions and fuel efficiency standards for medium- and heavy-duty trucks effective for model year 2014 that will require significant reductions, ranging from between 10% and 20%, in fuel consumption and greenhouse gas emissions by model year 2018. The new standards are tailored to each of three regulatory categories of heavy duty vehicles: (1) combination tractors (semi-trucks or big rigs); (2) heavy duty pickup trucks and vans; and (3) vocational vehicles (delivery trucks, garbage trucks, buses, etc.). We believe we may see an impact in both our truck purchase and maintenance costs since categories (1) and (2) represent a part of our fleet of vehicles used in conjunction with our business. We cannot predict whether, or in what form, any legislative or regulatory changes applicable to our trucking operations may be enacted and, accordingly, further developments in this area could have an effect on our results of operations or cash flows.

Climate change and its association with the emission of GHGs, is receiving increased attention from the scientific and political communities. Certain states and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on greenhouse gas emissions from certain sectors or facility categories or mandating the increased use of electricity from renewable energy sources. Similar legislation has been proposed at the federal level. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted regulations that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHGs from certain stationary sources. Pursuant to two proposed settlement agreements it entered into in December, 2010, the EPA published a proposed rule on April 13, 2012 addressing greenhouse gas emissions from certain newly built fossil fuel-fired power plants and intends to issue a rule that will address petroleum refineries at some later date. Pursuant to these settlement agreements, the EPA may also impose greenhouse gas emissions rules on existing fossil fuel-fired power plants at a later date. In addition, on November 30, 2010, the EPA published a final rule to expand its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. These actions could increase the costs of operating our businesses, reduce the demand for our products and services, and impact the prices we charge our customers, any or all of which could adversely affect our results of operations. In particular, a large portion of our revenue is generated by customers in the oil and gas exploration and refinery industries; accordingly, any regulatory changes that reduce or increase the cost of the exploration for or refining of petroleum products could materially adversely affect our revenue.

Item 1A.	RISK FACTORS

You should carefully consider the risks described below and the other information contained in this report and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes. Any of the following risks could materially and adversely affect our business, financial condition, results of operations or liquidity. In addition, the risks described below are not the only risks we face. Our business, financial condition, results of operations or liquidity could also be adversely affected by additional factors that apply to all companies generally, as well as other risks that are not currently known to us or that we currently view to be immaterial. While we attempt to mitigate known risks to the extent we believe to be practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts will be successful.

Risks Related to Our Business

Our business is subject to the general health of the economy, and accordingly any decrease in general economic activity could materially adversely affect our revenue and operating results.

Our rental equipment is used in a broad range of industries, including oil and gas, industrial and environmental services, refining, environmental remediation, construction, chemicals, and others, all of which are cyclical in nature. The demand for our rental equipment is directly affected by the level of economic activity in these industries, which means that when these industries experience a decline in activity, there is a corresponding decline in the demand for our products affecting both price and volume. This could materially adversely affect our operating results by causing our revenue, net income and EBITDA to decrease and, because certain of our costs are fixed, our operating margins may also decline. While many areas of the global economy have improved in the past year, a slowdown in the current economic recovery or worsening of economic conditions, in particular with respect to North American oil and gas industries, industrial activities and construction, could cause further weakness in our end markets and materially adversely affect our revenue and operating results. Furthermore, a disruption in the capital markets in the United States or globally could make it difficult for us to raise the capital necessary to fund our growth and maintain the liquidity necessary for our business operations. Other factors may materially adversely affect one or more of the industries that use our rental equipment and services, either temporarily or long-term, including:

•	a decrease in the price of oil or gas or a downturn in the energy exploration or refining industries;

•	a decrease in expected levels of infrastructure spending;

•	a change in laws that affects demand in an industry that we serve;

•	a lack of availability of credit or an increase in interest rates;

•	weather conditions, which may temporarily affect a particular region; or

•	terrorism or hostilities involving the United States, Canada, Mexico or Europe or that otherwise affect economic activity in a specific industry or generally.

Ongoing government review of hydraulic fracturing and its environmental impact could lead to changes to this activity or its substantial curtailment, which could materially adversely affect our revenue and results of operations.

Approximately 28% of our total revenue during the twelve months ended January 31, 2013 is related to assisting customers in extracting oil and natural gas. A significant portion of this revenue involves rentals to customers that use the hydraulic fracturing, or “fracking,” method to extract natural gas. This method uses a comparatively high amount of water and other liquids and accordingly requires a more intensive use of the products we rent to customers. This method has been the subject of scrutiny by several states, the Federal government, foreign jurisdictions, and advocacy groups regarding its impact on the environment. The EPA is studying the potential adverse effects that hydraulic fracturing may have on the environment and public health and is considering or has issued regulations or guidance regarding certain aspects of the process, including the sourcing of water, underground injection of fracturing liquids containing diesel fuel, wastewater disposal and air emissions. The

Bureau of Land Management is in the process of developing rules applicable to hydraulic fracturing on federal and Indian land that may require, among other things, oil and natural gas operators to disclose the chemicals used in hydraulic fracturing operations, guarantee the safe construction of wells and improve their handling of wastewater. In addition, from time to time, legislation is introduced in Congress that could result in additional regulatory burdens such as permitting, construction, financial assurance, monitoring, recordkeeping, and plugging and abandonment requirements. States, local, and foreign governments have also begun to regulate hydraulic fracturing. Several states have implemented or are considering rules that require operators to disclose the types of chemicals used in fracking fluids injected into natural gas wells or impose other requirements on hydraulic fracturing operations. In New York, a de facto moratorium on issuing drill permits for horizontal gas drilling and high-volume hydraulic fracturing has been in place since 2008 pending the finalization of studies on the impact of the practice on human health and the environment. The New York State Department of Environmental Conservation is in the process of developing revised regulations governing hydraulic fracturing and is not expected to take any final action or make any decision regarding the practice before the health and environmental studies are complete. The nature of any final regulations as well the timing of their issuance or the lifting of the de facto moratorium is uncertain. The de facto moratorium has recently been bolstered by New York state court decisions recognizing municipal governments’ authority to ban hydraulic fracking based on local land use regulations. Similar bans and moratoria are being considered or have been implemented by other state, local and regional governmental authorities as well. Specifically, an indefinite moratorium is in effect in the Delaware River Basin Commission’s “Special Protection Waters” watershed until the commission finalizes rules regulating hydraulic fracturing.

Internationally, Quebec imposed a moratorium on horizontal hydraulic fracturing drilling for natural gas in April 2012 pending further study and France and Bulgaria banned the practice in June 2011 and January 2012, respectively. Other countries and foreign municipalities are also considering or have implemented bans moratoria or other regulations as well. Several private lawsuits have been filed asserting that chemicals used in certain hydraulic fracturing operations have resulted in contamination of soil and groundwater of nearby landowners and drinking water facilities. These regulatory and legal developments could lead to a curtailment of hydraulic fracturing or make it more expensive to conduct and, as a result, materially adversely affect our pricing or the demand for our services. In addition, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental equipment. This could materially and adversely affect our current revenue and our prospects for revenue growth.

We intend to expand our business into new geographic markets, and this expansion may be costly and may not be successful.

We plan to make substantial investments of both time and money as part of our continued and existing expansion into new markets or markets which are not fully developed, including Europe. This expansion could require financial resources that would not therefore be available for other aspects of our business, and it may also require considerable time and attention from our management, leaving them with less time to focus on our existing businesses. We may also be required to raise additional debt or equity capital for these initiatives. In addition, we may face challenges operating in new business climates with which we are unfamiliar, including facing difficulties in staffing and managing our new operations, fluctuations in currency exchange rates, exposure to additional regulatory requirements, including certain trade barriers, changes in political and economic conditions, and exposure to additional and potentially adverse tax regimes. Our success in any new markets, including Europe, will depend, in part, on our ability to anticipate and effectively manage these and other risks. It is also possible that our increased investment in new markets will coincide with an economic downturn there that prevents our ability to expand successfully. Finally, it is possible that we will face increased competition in any new markets as other companies attempt to take advantage of the market opportunities there, and any new competitors could have substantially more resources than we do and may have better relationships and a greater understanding of the region. If we fail to manage the risks inherent in our geographic expansion, we could incur substantial capital and operating costs without any related increase in revenue, which would harm our operating results and our ability to service our debt.

Our growth strategy includes evaluating selected acquisitions, which entails certain risks to our business and financial performance.

We have historically achieved a portion of our growth through acquisitions and expect to evaluate selected future acquisitions as part of our strategy for future growth. Any acquisition of another business entails risks, and it is possible that we will not realize the expected benefits from an acquisition or that an acquisition will adversely affect our existing operations. Acquisitions entail certain risks, including:

•	difficulty in assimilating the operations and personnel of the acquired company within our existing operations or in maintaining uniform standards;

•	loss of key employees or customers of the acquired company;

•	the failure to achieve anticipated synergies;

•	unrecorded liabilities of acquired companies that we fail to discover during our due diligence investigations or that are not subject to indemnification or reimbursement by the seller; and

•	management and other personnel having their time and resources diverted to evaluate, negotiate and integrate acquisitions.

We would expect to pay for any future acquisitions using cash, capital stock, notes and/or the incurrence or assumption of indebtedness. To the extent that our existing sources of cash are not sufficient in any instance, we would expect to need additional debt or equity financing, which involves its own risks, such as an increase in leverage, including debt that may be secured ahead of our existing debt. Furthermore, future acquisitions could be larger than historical acquisitions we have engaged in, which could result in increased risks to our business and financial performance.

We intend to expand into new product lines, which may be costly and may not ultimately be successful.

A portion of our growth strategy is to expand into new product lines that we believe are complementary to our existing business. We may be unsuccessful in marketing these new products to our customers and therefore unable to cover the costs of launching these new products. We may be unfamiliar with these products, which could lead to quality control problems, cost overruns or other issues that could harm our reputation, business performance and operating results. Further, launching these new products could require our management to spend time and attention on them as opposed to our existing business.

We also currently market some of our products, particularly filtration, shoring and pump products, in a limited portion of our nationwide network and intend to expand those products to other markets we cover. This may not ultimately be successful. We may face difficulties in scaling these smaller businesses over our larger enterprise. The expertise held by the local managers of these businesses may be difficult or impossible to impart to our enterprise as a whole. It also may be difficult for us to successfully market these businesses to new customers in new regions who might not be interested in these services or who might already be obtaining them from a competitor.

We depend on our suppliers for the equipment we rent to customers.

Nearly all the equipment we rent to customers is manufactured for us by a limited number of suppliers, including a single supplier in Europe, for the vast majority of our capital expenditures, and we depend on them in the operation of our business. If our suppliers were unable or unwilling to provide us with equipment, we would have to find other suppliers, perhaps on short notice, in order to obtain the equipment necessary to operate and grow our business. We do not maintain long term or exclusive contracts with any of our North American suppliers. Many of our suppliers manufacture products for other businesses, including businesses that compete with us or for our customers directly and could decide to stop manufacturing products for us. We also purchase equipment from common suppliers that supply equipment to other companies, and accordingly any substantial increase in demand for the type of equipment we rent may make it more difficult for us to obtain this equipment or result in significant price increases. Our suppliers also may be unable to provide us with equipment because of difficulties or disruptions in their own businesses. It is also possible that one or more of our suppliers will provide us with substandard or faulty equipment that we are unable to rent to our customers. Any of these problems could require us to find other manufacturers of the equipment we rent, which could be a lengthy, disruptive and expensive process, resulting in costs that we may not be able to pass on to our customers and that materially adversely affects our results of operations.

As our rental equipment ages we may face increased costs to maintain, repair and replace that equipment, and new equipment could become more expensive.

As our rental equipment ages, it will become more expensive for us to maintain and repair that equipment, and we may have to increase our purchases of new equipment as we replace an aging fleet. The cost of new equipment for use in our rental fleet could also increase due to any number of factors beyond our control. Furthermore, changes in customer demand or the development of new technologies could cause certain of our existing equipment to become obsolete and require us to purchase new equipment at increased costs. Any of these factors could cause our operating margins to decline.

The short term nature of our rental contracts exposes us to redeployment risks and means that we could experience rapid fluctuations in revenue in response to market conditions.

Our rental contracts are typically short term in nature, with prices quoted on a daily basis, and either party to the agreement is able to terminate upon notice. As a result, our rental income, both in terms of price and quantity, is not fixed for any substantial period of time and may fluctuate quickly in response to changes in market conditions. This is because adverse changes in general economic conditions or in the business environment affecting our customers can make it difficult for us to find customers to rent our equipment as it comes off of existing rental contracts. This could lead us to lower our price for renting this equipment, reduce our overall number of rentals or both, which in turn could materially adversely affect our revenue and profitability. Further, because our rental contracts are short term in nature, these changes to our business and profitability could happen very quickly after the corresponding changes in market conditions.

Our customers may decide to begin providing their own liquid and solid containment solutions rather than sourcing those products from us.

Our business has benefited from a recent trend toward outsourcing by many companies, including those in the industries we serve. This refers to a business choosing to hire outside parties, including us, to provide products and services that the business could potentially provide for itself. Many of our customers are very large businesses that have the resources necessary to develop their own liquid and solid containment services. If our customers choose to provide these services for themselves, our revenue and results of operations will suffer.

Our industry is highly competitive, and competitive pressures could lead to a decrease in our market share or in the prices that we can charge.

The equipment rental industry is fragmented and competitive. We have one large national competitor that offers a full range of tanks, pumps and related product categories and several national competitors that offer a more limited range of products than we do. There are also several smaller regional competitors and a host of localized independent companies. Furthermore, we are entering new markets that are highly competitive. We may in the future encounter increased competition from our existing competitors or from new companies that choose to enter our business or existing markets. From time to time, our competitors may attempt to compete aggressively by lowering rental rates or prices or by increasing their supply of equipment. Competitive pressures could materially adversely affect our revenue and operating results by, among other things, decreasing our rental volumes or leading us to lower the prices that we can charge. In addition, we or a competitor may decide to increase fleet size in order to retain or increase market share. A competitor could seek to hire our key employees to add to their capabilities and inhibit our own. Furthermore, we may be unable to match a competitor’s price reductions, fleet investment or employee compensation. Any of the foregoing could materially adversely impact our operating results through a combination of a decrease in our market share, lower revenue and decreased operating income. Finally, one of our suppliers of equipment could enter the rental business and compete against us.

We lease all of our branch locations and accordingly are subject to the risk of substantial changes to the real estate rental markets and our relationships with our landlords.

We do not own any real property and instead rent the property we use for our branches and other locations. This requires us to find appropriate locations and negotiate or renegotiate acceptable leases with our landlords on a regular basis. Accordingly, if there is any major change in rental markets for the types of facilities we require, this could impact our costs and could make it more difficult for us to locate our branches in desirable locations. In addition, we rent over 30% of our branch locations from a single landlord, who was at one time an investor in our company. If our relationship with this individual were to deteriorate, if he were to sell or otherwise transfer his holdings, or if he for some other reason decided to stop renting to us on current terms or at all, at the conclusion of each rental agreement we could be forced from these locations and, as a result, pay higher costs for our branch leases. This could cause a disruption of our business and could have a material adverse effect on our costs and results of operations.

Our business is subject to numerous environmental and safety regulations. If we are required to incur significant compliance or remediation costs, our liquidity and operating results could be materially adversely affected.

Our operations are subject to numerous federal, state, local, foreign and provincial laws and regulations governing environmental protection and occupational health and safety matters. These laws regulate such issues as wastewater, storm water, air quality and the management, storage and disposal of, or exposure to, hazardous substances and hazardous and solid wastes. Although we may not be, at all times, in compliance with all such requirements, we are not aware of any pending environmental compliance or remediation matters that are reasonably likely to have a material effect on our business, financial position or results of operations. However, the failure by us to comply with applicable environmental, health and safety requirements could result in fines, penalties, enforcement actions, third party claims, damage to property or natural resources and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders requiring corrective measures, including the installation of pollution control equipment or remedial actions, and could negatively impact our reputation with customers.

Certain of our pump products are subject to increasingly stringent non-road diesel engine emissions standards adopted by the EPA. The most stringent of these standards, known as Interim Tier 4 and Tier 4, began to go into effect in 2008 and are being phased in over time for different engine sizes and horsepower ratings. We have developed plans to achieve substantial compliance with these Tier 4 requirements, which rely on the ability of our engine suppliers to develop commercially viable compliant engines on a timely basis, our participation in certain EPA regulatory programs that provide for flexibility in meeting these emissions standards and our suppliers’ ability to complete the necessary engineering and testing to meet our production schedule. If we are unable to successfully execute such plans, our ability to place our products into the market may be inhibited, which could have a material adverse effect on our competitive position and financial results. Additionally, we expect that the prices of the engines that comply with Tier 4 emissions standards will become more expensive, thereby increasing our supply costs. These changes are expected to result in the implementation of price increases, some of which may be significant, on products subject to these regulations. The extent to which we are able to pass along to our customers these costs in the form of price increases may adversely affect market demand for our products and/or our profit margins, which may adversely affect our financial results. If we experience an increased demand for our products in advance of price increases resulting from the higher cost of compliance with such regulations, we may experience abnormal fluctuation in sales and our financial results for any one period may not be representative of expected financial results in subsequent periods. Alternatively, if our competitors implement different strategies with respect to compliance with Tier 4 requirements that, either in the short term or over the long term, enable them to limit price increases, introduce product modifications that gain widespread market acceptance or otherwise change customer preferences and procurement patterns in ways that we do not currently anticipate, we may experience lower market demand for our products that may, ultimately, materially and adversely affect our net sales, profit margins and overall financial results.

Under certain laws and regulations, such as the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 (“CERCLA”) known as the Superfund law, the obligation to investigate and remediate contamination at a facility may be imposed on current and former owners or operators of that facility or on persons who may have sent or arranged to send waste for disposal. Liability under these laws and regulations may be imposed jointly and severally without regard to fault or to the legality of the activities giving rise to the contamination. Under these laws, we may be liable for, among other things, (i) fines and penalties for non-compliance and (ii) the costs of investigating and remediating any contamination at a site where we operate, where our equipment is used or disposal sites to which we may have sent, or arranged to send, waste in the past, regardless of fault. Our customers often use, dispose of, and store and dispense solid and hazardous waste, wastewater, petroleum products and other regulated materials in connection with their use of our equipment. While we have a policy with certain limited exceptions to require customers to return tanks and containers clean of any substances, they may fail to comply with these obligations.

Furthermore, we cannot be certain as to the potential financial impact on our business if new adverse environmental conditions are discovered, we are found to be out of compliance or environmental and safety requirements become more stringent. Environmental, health and safety laws and regulations applicable to our business and the business of our customers, including laws regulating the energy industry, and the interpretation or enforcement of these laws and regulations, are constantly evolving, and it is impossible to predict accurately the effect that changes in these laws and regulations, or their interpretation or enforcement, may have upon our business, financial condition or results of operations. If we are required to incur environmental compliance or remediation costs that are not currently anticipated, our liquidity and operating results could be materially and adversely affected.

Changes in the many laws and regulations to which we are subject in the United States, Europe, Canada and Mexico, or our failure to comply with them, could materially adversely affect our business.

We have the capability to serve customers in all 50 states in the United States as well as all of the countries in Europe and customers in both Canada and Mexico. This exposes us and our customers to a host of different federal, state and local regulations. Many of these laws and regulations affect our customers’ need for our equipment. Accordingly, changes in these laws and regulations could adversely affect the demand for our rental equipment and thereby decrease our revenue and our margins.

These laws and requirements also address multiple aspects of our operations, such as product design, worker safety, consumer rights, privacy, employee benefits and other matters. Furthermore, different jurisdictions often have different and sometimes contradictory requirements. Furthermore, because we operate in several different countries and are capable of operating in all 50 states, we have to adapt to and comply with different regulatory regimes. Changes in these requirements, or in their interpretation and implementation, could lead to significant increases in our costs. Further, any material failure by our branches to comply with any legal or regulatory requirement could harm our reputation, limit our business activities, cause us to incur fines or penalties, or have other adverse impacts on our business.

Changes in our effective income tax rate could materially affect our results of operations.

Our financial results are significantly impacted by our effective tax rates. Our effective tax rates could be adversely impacted by a number of factors, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•	the resolution of issues arising from tax audits;

•	changes in the valuation of our deferred tax assets and liabilities, and in deferred tax valuation allowances;

•	adjustments to income taxes upon finalization of tax returns;

•	increases in expenses not deductible for tax purposes;

•	changes in available tax credits;

•

changes in tax rules and regulations or their interpretation, including changes in the U.S. related to the treatment of accelerated depreciation expense, carry-forwards of net operating losses, and taxation of foreign income and expenses; and

•	changes in U.S. GAAP.

The occurrence of such events may result in higher taxes, lower profitability, and increased volatility in our financial results.

We have operations outside the United States. As a result, we may incur losses from currency conversions.

Our operations in Europe, Canada, and Mexico are subject to the risks normally associated with international operations. These include the need to convert currencies, which could result in a gain or loss depending on fluctuations in exchange rates, as well as a mismatch between expenses being incurred in one currency while the corresponding revenue is incurred in another currency.

Turnover of our management and our ability to attract and retain other key personnel may affect our ability to efficiently manage our business and execute our strategy.

Our success is dependent, in part, on the experience and skills of our management team, both at the senior level and below. Competition in our industry and the business world for management talent is generally significant. Although we believe we generally have competitive pay packages, we can provide no assurance that our efforts to attract and retain managers will be successful. If we lose the services of any key member of our senior management team and are unable to find a suitable replacement in a timely fashion, we may not be able to effectively manage our business and execute our strategy. We also depend upon the skill and experience of a number of other managers, including many who have been with our Company for a long period of time. Competitors or customers may find their level of experience attractive and may seek to hire these managers; we depend upon these employees for the successful execution of our business, and it would be difficult for us to replace them, particularly if they depart in substantial numbers.

If our employees should unionize, this could impact our costs and ability to administer our business.

Currently, none of our employees are represented by a union. In light of regulatory, judicial and legislative developments, union organizing may increase generally, and although we have no information that we are a target of union organizing activity, it is possible that we may be in the future. If our employees were to certify a union as their bargaining representative at any of our locations, this could have adverse impacts on our business operations, including but not limited to possible increased compensation and benefit costs and increased administrative and management burdens.

We are exposed to a variety of claims relating to our business, and our insurance may not fully cover them.

We are in the ordinary course exposed to a variety of claims relating to our business. These claims include those relating to (i) personal injury or property damage involving equipment rented or sold by us, (ii) motor vehicle accidents involving our vehicles and our employees, (iii) employment-related matters and (iv) environmental matters. Currently, we carry a broad range of insurance for the protection of our assets and operations. However, such insurance may not fully cover these claims for a number of reasons. For example, our insurance policies are often subject to deductibles or self-insured retentions. In addition, certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits, might not be covered by our insurance.

We establish and regularly evaluate our loss reserves to address business operations claims, or portions thereof, not covered by our insurance policies. To the extent that we are found liable for any significant claim or claims that exceed our established levels of reserves, or that are not otherwise covered by insurance, we could have to significantly increase our reserves and our liquidity and operating results could be materially and adversely affected.

Disruptions in our information technology systems could materially adversely affect our operating results by limiting our capacity to effectively monitor and control our operations and provide effective services to our customers.

Our information technology systems facilitate our ability to monitor and control our operations and adjust to changing market conditions. Any disruptions in these systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations and adjust to changing market conditions. In addition, because our systems sometimes contain information about individuals and businesses, our failure to appropriately maintain the security of the data we hold, whether as a result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities leading to lower revenue, increased costs and other material adverse effects on our results of operations.

Fluctuations in fuel costs or reduced supplies of fuel could harm our business.

In connection with our business, to better serve our customers and limit our capital expenditures, we often move our fleet from branch to branch. Accordingly, we could be materially adversely affected by significant increases in fuel prices that result in higher costs to us for transporting equipment. It is unlikely that we would be able to promptly raise our prices to make up for increased fuel costs. A significant or protracted price fluctuation or disruption of fuel supplies could have a material adverse effect on our financial condition and results of operations.

If we are unable to collect on contracts with customers, our operating results could be materially adversely affected.

From time to time, some of our customers have liquidity issues and ultimately are not be able to fulfill the terms of their rental agreements with us. Given our company’s profile, if we are unable to manage credit risk issues adequately, or if a large number of customers should have financial difficulties at the same time in a given fiscal quarter, we could experience delays in customer payments, which would adversely affect our working capital and liquidity for such fiscal quarter. In addition, our credit losses could increase above historical levels, which would adversely affect our operating results. These delinquencies and credit losses generally can be expected to increase during economic slowdowns or recessions.

Existing trucking regulations and changes in trucking regulations may increase our costs and negatively impact our results of operations.

We operate trucks and other heavy equipment associated with many of our service offerings. We therefore are subject to regulation as a motor carrier by the United States Department of Transportation and by various state agencies and their foreign equivalents, whose regulations include certain permit requirements of state or provincial highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, driver fitness and qualifications, safety, equipment testing and specifications and insurance requirements. We are also subject to the motor carrier laws of certain foreign jurisdictions.

In particular, the FMCSA implemented the Compliance Safety Accountability operational model in 2010, which evaluates driver behavior in six different on-road safety categories. If a company falls into the bottom quartile in any category, the FMCSA will send that company a warning letter. There are no penalties associated with this warning letter other than increased roadside inspections; however, if a company had received such a letter and did not improve its safety performance, there could be further scrutiny of its operations in the future, including investigations of safety practices and imposition of a cooperative safety plan. In severe instances, the FMCSA could issue notices of violations imposing civil penalties or even order us to cease all motor vehicle operations.

The trucking industry is subject to possible regulatory and legislative changes that may impact our operations by requiring changes in fuel emissions limits, the hours of service (“HOS”) regulations, limits on vehicle weight and size and other matters, including safety requirements. On December 27, 2011, the FMCSA published the final rule on HOS that revises the HOS safety requirements for commercial truck drivers by restricting the amount of time a driver may drive or work in any specific time period. The final rule on HOS, effective as of February 27, 2012 with a compliance date for select provisions of July 1, 2013, reduces by 12 hours (from 82 hours within a seven day period to 70 hours) the maximum number of hours a truck driver can work within a week and also implements a mandatory rest requirement period as part of its “34-hour restart” provision. While the final HOS rule retains the current 11-hour daily driving limit, trucking companies that allow drivers to exceed the 11-hour driving limit face severe fines and penalties. During July 2012, President Obama signed into law a new two-year transportation reauthorization bill, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”; P.L. 112-141), which directs FMCSA to begin 29 new rulemakings within 27 months and initiate several studies, authorizes increased enforcement penalties and imminent hazard authority for unsafe property carriers including impoundment, and imposes new notification requirements on carriers. This includes a directive that FMCSA issue a rulemaking mandating electronic on-board recorders (“EOBRs”) for all interstate carriers currently subject to record keeping requirements for its HOS regulations.

Additional regulations that affect transportation are proposed from time to time, including energy efficiency standards for vehicles and emissions standards for greenhouse gases, which may impact our capital expenditure costs and operational costs. On August 9, 2011, the National Highway Traffic Safety Administration issued its final rule on greenhouse gas emissions and fuel efficiency standards for medium- and heavy-duty trucks effective for model year 2014 that will require significant reductions, ranging from between 10% and 20%, in fuel consumption and greenhouse gas emissions by model year 2018. The new standards are tailored to each of three regulatory categories of heavy-duty vehicles: (1) combination tractors (semi-trucks or big rigs); (2) heavy-duty pickup trucks and vans; and (3) vocational vehicles (delivery trucks, garbage trucks, buses, etc.). We believe we may see an impact in both our truck purchase and maintenance costs since categories (1) and (2) represent a part of our fleet of vehicles used in conjunction with our business. We cannot predict whether, or in what form, any legislative or regulatory changes applicable to our trucking operations may be enacted and, accordingly, further developments in this area could have a material adverse effect on our results of operations or cash flows.

Climate change, climate change regulations and greenhouse effects may materially adversely impact our operations and markets.

Climate change and its association with the emission of GHGs is receiving increased attention from the scientific and political communities. Certain states and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on greenhouse gas emissions from certain sectors or facility categories or mandating the increased use of electricity from renewable energy sources. Similar legislation has been proposed at the federal level. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted regulations that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHGs from certain stationary sources. Pursuant to two proposed settlement agreements dated December 23, 2010, the EPA published a proposed rule on April 13, 2012 addressing greenhouse gas emissions from certain newly built fossil fuel-fired power plants and intends to issue a rule that will address petroleum refineries at some later date. Pursuant to these settlement agreements, EPA may also impose greenhouse gas emissions rules on existing fossil fuel-fired power plants at a later date. In addition, on November 30, 2010, the EPA published a final rule to expand its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage and distribution facilities. These actions could increase the costs of operating our businesses, reduce the demand for our products and services and impact the prices we charge our customers, any or all of which could adversely affect our results of operations. In particular, a large portion of our revenue is generated by customers in the oil and gas exploration and refinery industries; accordingly, any regulatory changes that reduce, or increase the cost of, the exploration for or refining of petroleum products could materially adversely affect our revenue.

The obligations associated with being a public company require significant resources and management attention, which may divert from our business operations.

We are subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) as well as certain provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). The Exchange Act requires that we file annual, quarterly and current reports with the SEC. Sarbanes-Oxley requires, among other things that we establish and maintain effective internal controls and procedures for financial reporting. We incur significant costs to comply with these laws, including hiring additional personnel, implementing more complex reporting systems and paying higher fees to our third party consultants and independent registered public accounting firm. These include both upfront costs to establish compliance as well as higher annual costs, each of which may be material to investors. Furthermore, the need to establish the corporate infrastructure appropriate for a public company requires our management to engage in complex analysis and decision making, which may divert their attention away from the other aspects of our business. This could prevent us from implementing our growth strategy or may otherwise adversely affect our business, results of operations and financial condition.

We may be exposed to risks relating to evaluations of controls required by Sarbanes-Oxley.

Pursuant to Sarbanes-Oxley, our management may be required to report on, and our independent registered public accounting firm may be required to attest to, the effectiveness of our internal control over financial reporting. Although we prepare our financial statements in accordance with accounting principles generally accepted in the United States of America, our internal accounting controls may not meet all standards applicable to companies with registered securities. If we fail to implement any required improvements to our disclosure controls and procedures, we may be obligated to report control deficiencies and our independent registered public accounting firm may not be able to certify the effectiveness of our internal controls over financial reporting. In either case, we could become subject to regulatory sanction or investigation. Further, these outcomes could damage investor confidence in the accuracy and reliability of our financial statements.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws. For so long as we remain an emerging growth company, we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of Sarbanes-Oxley;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and

•

submit certain executive compensation matters to shareholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and

•	include detailed compensation discussion and analysis in our filings under the Exchange Act, and instead may provide a reduced level of disclosure concerning executive compensation.

Although we intend to rely on the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. In addition, as our business grows, we may no longer satisfy the conditions of an emerging growth company. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot assure you that we will be able to take advantage of all of the benefits from the JOBS Act.

In addition, as an “emerging growth company,” we have elected under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Therefore, our financial statements may not be comparable to those of companies that comply with standards that are otherwise applicable to public companies.

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

Risks Related to the Notes and Our Indebtedness

We have a substantial amount of debt, which exposes us to various risks.

We have substantial debt and, as a result, significant debt service obligations. On January 31, 2013, our total indebtedness was $605 million (including $240.0 million aggregate principal amount of 8.25% senior notes due 2019 and $387.1 million aggregate principal amount outstanding under our term loan facility). We also had an additional $45 million available for borrowing under our revolving credit facility at that date. Our substantial level of debt and debt service obligations could have important consequences including:

•

making it more difficult for us to satisfy our obligations with respect to our debt, including the notes, which could result in an event of default under the indenture governing the notes and the agreements governing our other debt, including the credit facilities;

•

limiting our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service requirements and other general corporate requirements;

•

increasing our vulnerability to general economic downturns and industry conditions, which could place us at a disadvantage compared to our competitors that are less leveraged and can therefore take advantage of opportunities that our leverage prevents us from pursuing;

•	potentially allowing increases in floating interest rates to negatively impact our cash flows;

•

having our financing documents place restrictions on the manner in which we conduct our business, including restrictions on our ability to pay dividends, make investments, incur additional debt and sell assets; and

•

reducing the amount of our cash flows available to fund working capital requirements, capital expenditures, acquisitions, investments, other debt obligations and other general corporate requirements, because we will be required to use a substantial portion of our cash flows to service debt obligations.

The occurrence of any one of these events could have an adverse effect on our business, financial condition, results of operations, prospects, and ability to satisfy our obligations under our debt.

Despite current debt levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional debt, including secured debt, in the future. Although our credit facilities and the indenture governing the notes contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and any debt we incur in compliance with these restrictions could be substantial. If we incur additional debt on top of our current debt levels, this would exacerbate the risks related to our substantial debt levels.

Our debt agreements include covenants that restrict our ability to operate our business, and this may impede our ability to respond to changes in our business or to take certain important actions.

Our credit facilities and the indenture governing the notes contain, and the terms of any of our future debt would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interest. For example, the indenture governing the notes and the credit agreement governing our credit facilities restrict our and our subsidiaries’ ability to:

•	incur additional debt;

•	pay dividends on our capital stock and make other restricted payments;

•	make investments and expand internationally;

•	engage in transactions with our affiliates;

•	sell assets;

•	make acquisitions or merge; and

•	create liens.

In addition, under certain circumstances, our credit facilities require us to comply with a maximum total leverage ratio, which is tested quarterly if outstanding loans and letters of credit under our revolving credit facility exceeds 10% of the total commitments thereunder. These restrictions could limit our ability to obtain future financings, make needed capital expenditures, respond to and withstand future downturns in our business or the economy in general or otherwise conduct corporate activities that are necessary or desirable. We may also be prevented from taking advantage of business opportunities that arise because of limitations imposed on us by these restrictive covenants. In addition, it may be costly or time consuming for us to obtain any necessary waiver or amendment of these covenants, or we may not be able to obtain a waiver or amendment on any terms.

A breach of any of these covenants could result in a default under our credit facilities or the notes, as the case may be, that would allow lenders or note holders to declare our outstanding debt immediately due and payable. If we are unable to pay those amounts because we do not have sufficient cash on hand or are unable to obtain alternative financing on acceptable terms, the lenders or note holders could initiate a bankruptcy proceeding or, in the case of our credit facilities, proceed against any assets that serve as collateral to secure such debt.

We will require a significant amount of cash to service our debt, and our ability to generate cash depends on many factors beyond our control.

Our ability to pay interest on and principal of the notes and to satisfy our other debt obligations will primarily depend upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments to satisfy our debt obligations, including the notes.

If we do not generate cash flow from operations sufficient to pay our debt service obligations, including payments on the notes, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at that time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the indenture governing the notes may restrict us from adopting some of these alternatives, which in turn could exacerbate the effects of any failure to generate sufficient cash flow to satisfy our debt service obligations. In addition, any failure to make payments of interest and principal on our outstanding debt on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional debt on acceptable terms and may adversely affect the price of the notes. Furthermore, there currently is not a well-established secondary market for our assets. The lack of a secondary market may make the sale of our assets challenging, and the sale of assets should not be viewed as a significant source of funding.

Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations on commercially reasonable terms or at all, would have an adverse effect on our business, financial condition and results of operations and may restrict our current and future operations, particularly our ability to respond to business changes or to take certain actions, as well as on our ability to satisfy our obligations in respect of the notes.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under our credit facilities, are at variable rates of interest and expose us to interest rate risk. As such, our net income is sensitive to movements in interest rates. There are many economic factors outside our control that have in the past, and may in the future, impact rates of interest, including publicly announced indices that underlie the interest obligations related to a certain portion of our debt. Factors that impact interest rates include governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Such increases in interest rates could have a material adverse effect on our financial condition and results of operations.

The notes are not secured by our assets, which means the lenders under any of our secured debt, including our credit facilities, will have priority over holders of the notes to the extent of the value of the assets securing that debt.

The notes and the related guarantees are unsecured. This means they are effectively subordinated in right of payment to all of our and our subsidiary guarantors’ secured debt, including our credit facilities, to the extent of the value of the assets securing that debt. Loans under our credit facilities are secured by substantially all of our and the guarantors’ assets (subject to certain exceptions). We have $384.2 million outstanding under the term loan portion and no amount outstanding (and $45.0 million of unused availability) under the revolving portion of our credit facilities on January 31, 2013. Furthermore, the indenture governing the notes will allow us to incur additional secured debt.

If we become insolvent or are liquidated, or if payment under our credit facilities or any other secured debt is accelerated, the lenders under our credit facilities and holders of other secured debt will be entitled to exercise the remedies available to secured lenders under applicable law (in addition to any remedies that may be available under documents pertaining to our credit facilities or other senior debt). For example, the secured lenders could foreclose upon and sell assets in which they have been granted a security interest to the exclusion of the holders of the notes, even if an event of default exists under the indenture governing the notes at that time. Any funds generated by the sale of those assets would be used first to pay amounts owing under secured debt, and any remaining funds, whether from those assets or any unsecured assets, may be insufficient to pay obligations owing under the notes.

The notes will be structurally subordinated to the debt and other liabilities of our non-guarantor subsidiaries, including our foreign subsidiaries.

None of our existing or future foreign subsidiaries will guarantee the notes, and some of our future domestic subsidiaries may not guarantee the notes. This means the notes are structurally subordinated to the debt and other liabilities of these subsidiaries. On January 31, 2013, our non-guarantor subsidiaries had $14.9 million of total liabilities, including trade payables and deferred tax liabilities and excluding intercompany liabilities. Our non-guarantor subsidiaries may, in the future, incur substantial additional liabilities, including debt. Furthermore, we may, under certain circumstances described in the indenture governing the notes, designate subsidiaries to be unrestricted subsidiaries, and any subsidiary that is designated as unrestricted will not guarantee the notes. In the event of our non-guarantor subsidiaries’ bankruptcy, insolvency, liquidation, dissolution, reorganization or similar proceeding, the assets of those non-guarantor subsidiaries will not be available to pay obligations on the notes until after all of the liabilities (including trade payables) of those non-guarantor subsidiaries have been paid in full.

We may not have the ability to raise the funds necessary to finance the change of control offer required by the indenture.

Upon the occurrence of certain change of control events, we will be required to offer to repurchase all of the notes. Our credit facilities provide that certain change of control events (including a change of control as defined in the indenture governing the notes) constitute a default. Any future credit agreement or other debt agreement would likely contain similar provisions. If we experience a change of control that triggers a default under our credit facilities, we could seek a waiver of that default or seek to refinance those facilities. In the event we do not obtain a waiver or complete a refinancing, the default could result in amounts outstanding under those facilities being declared immediately due and payable. In the event we experience a change of control that requires us to repurchase the notes, we may not have sufficient financial resources to satisfy all of our obligations under our credit facilities and the notes. A failure to make a required change of control offer or to pay a change of control purchase price when due would result in a default under the indenture governing the notes.

In addition, the change of control and other covenants in the indenture governing the notes do not cover all corporate reorganizations, mergers or similar transactions and may not provide note holders with protection in a transaction, including one that would substantially increase our leverage.

Federal and state statutes may allow courts, under specific circumstances, to void the notes and the guarantees, subordinate claims in respect of the notes and the guarantees and require note holders to return payments they have received.

Certain of our existing subsidiaries guarantee the notes, and certain of our future subsidiaries may guarantee the notes. Our issuance of the notes, the issuance of the guarantees by the guarantors and the granting of liens by us and the guarantors in favor of the lenders under our credit facilities, may be subject to review under state and federal laws if a bankruptcy, liquidation or reorganization case or a lawsuit, including in circumstances in which bankruptcy is not involved, were commenced at some future date by us, by the guarantors or on behalf of our unpaid creditors or the unpaid creditors of a guarantor. Under the federal bankruptcy laws and comparable provisions of state fraudulent transfer and fraudulent conveyance laws, a court may void or otherwise decline to enforce the notes or a guarantor’s guarantee, or a court may subordinate the notes or a guarantee to our or the applicable guarantor’s existing and future debt.

While the relevant laws may vary from state to state, a court might void or otherwise decline to enforce the notes, or guarantees of the notes, if it found that when we issued the notes or when the applicable guarantor entered into its guarantee or, in some states, when payments become due under the notes or a guarantee, we or the applicable guarantor received less than reasonably equivalent value or fair consideration and either:

•	we were, or the applicable guarantor was, insolvent, or rendered insolvent by reason of such incurrence;

•	we were, or the applicable guarantor was, engaged in a business or transaction for which our or the applicable guarantor’s remaining assets constituted unreasonably small capital;

•

we or the applicable guarantor intended to incur, or believed or reasonably should have believed that we or the applicable guarantor would incur, debts beyond our or such guarantor’s ability to pay such debts as they mature; or

•

we were, or the applicable guarantor was, a defendant in an action for money damages, or had a judgment for money damages docketed against us or such guarantor if, in either case, after final judgment, the judgment is unsatisfied.

The court might also void the notes or a guarantee without regard to the above factors if the court found that we issued the notes or the applicable guarantor entered into its guarantee with actual intent to hinder, delay or defraud our or its creditors.

A court would likely find that we or a guarantor did not receive reasonably equivalent value or fair consideration for the notes or such guarantee if we or that guarantor did not substantially benefit directly or indirectly from the issuance of the notes or the applicable guarantee. As a general matter, value is given for a note or guarantee if, in exchange for the note or guarantee, property is transferred or an antecedent debt is satisfied.

The measure of insolvency applied by courts will vary depending upon the particular fraudulent transfer law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including subordinated and contingent liabilities, was greater than the fair saleable value of its assets;

•

if the present fair saleable value of its assets were less than the amount that would be required to pay the probable liability on its existing debts, including subordinated and contingent liabilities, as they become absolute and mature; or

•	it cannot pay its debts as they become due.

In the event of a finding that a fraudulent conveyance or transfer has occurred, the court may void, or hold unenforceable, the notes or the guarantees, which could mean that the note holders may not receive any payments on the notes and the court may direct the note holders to repay any amounts that the note holders have already received from us or any guarantor to us, such guarantor or a fund for the benefit of our or such guarantor’s creditors. Furthermore, the note holders of voided notes would cease to have any direct claim against us or the applicable guarantor. Consequently, our or the applicable guarantor’s assets would be applied first to satisfy our or the applicable guarantor’s other liabilities, before any portion of our or such applicable guarantor’s assets could be applied to the payment of the notes. Sufficient funds to repay the notes may not be available from other sources, including the remaining guarantors, if any. Moreover, the voidance of the notes or a guarantee could result in an event of default with respect to our and our guarantors’ other debt that could result in acceleration of such debt (if not otherwise accelerated due to our or our guarantors’ insolvency or other proceeding).

Although each guarantee contains a provision intended to limit that guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer, this provision may not be effective to protect those guarantees from being voided under fraudulent transfer law or may reduce the guarantor’s obligation to an amount that effectively makes its guarantee worthless.

We are substantially owned and controlled by funds advised by the Sponsor, and the funds’ interests as equity holders may conflict with yours.

We are controlled by funds advised by the Sponsor, who have the ability to control our policies and operations. The interests of the funds may not in all cases be aligned with your interests. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders might conflict with the interests of the note holders. In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even when those transactions involve risks to the note holders. Furthermore, funds advised by the Sponsor may in the future own businesses that directly or indirectly compete with us. Funds advised by the Sponsor also may pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

The notes may trade at a discount from par.

The notes may trade at a discount from par due to a number of potential factors, including not only our financial condition, performance and prospects, but also many that are not directly related to us, such as a lack of liquidity in trading of the notes, prevailing interest rates, the market for similar securities, general economic conditions and prospects for companies in our industry generally. In addition, the liquidity of the trading market in the notes and the market prices quoted for the notes may be adversely affected by changes in the overall market for high-yield securities.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may impair our ability to obtain future borrowings at similar costs and reduce our access to capital.

The notes have a non-investment grade rating. In the future, any rating agency may lower a given rating if a rating agency judges that adverse change or other future circumstances so warrant, and a ratings downgrade would likely adversely affect the price of the notes. A rating agency may also decide to withdraw its rating of the notes entirely, which would impede their liquidity and adversely affect their price.

During any period in which the notes are rated investment grade, certain covenants contained in the indenture will not be applicable, however there is no assurance that the notes will be rated investment grade.

The indenture governing the notes provides that certain covenants will not apply to us during any period in which the notes are rated investment grade from each of Standard & Poor’s and Moody’s and no default has otherwise occurred and is continuing under the indenture. The covenants that would be suspended include, among others, limitations on our restricted subsidiaries’ ability to pay dividends, incur indebtedness, sell certain assets and enter into certain other transactions. Any actions that we take while these covenants are not in force will be permitted even if the notes are subsequently downgraded below investment grade and such covenants are subsequently reinstated. Investors should be aware that the notes may never become rated investment grade, and if they do become rated investment grade, the notes may not maintain those ratings.

We are a holding company, and our ability to make any required payment on the notes is dependent on the operations of, and the distribution of funds from, BakerCorp and its subsidiaries.

We are a holding company, and BakerCorp and its subsidiaries will conduct all of our operations and own all of our operating assets. Therefore, we will depend on dividends and other distributions from BakerCorp and its subsidiaries to generate the funds necessary to meet our obligations, including our required obligations under the notes. Moreover, each of BakerCorp and its subsidiaries is a legally distinct entity and, other than those of our subsidiaries that are guarantors of the notes, have no obligation to pay amounts due pursuant to the notes or to make any of their funds or other assets available for these payments. Although the indenture governing the notes limits the ability of our subsidiaries to enter into consensual restrictions on their ability to pay dividends and make other payments, these limitations have a number of significant qualifications and exceptions, including provisions contained in the indenture governing the notes and the credit facilities that restrict the ability of our subsidiaries to make dividends and distributions or otherwise transfer any of their assets to us.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our global headquarters is located in Seal Beach, California.

Location	Purpose or Use	Square Feet on January 31, 2013	Status on January 31, 2013
Seal Beach, California	Corporate headquarters	27,920	Leased, expires July 31, 2015

We also lease all of our locations in the United States, Canada, Mexico, and Europe. Upon expiration of our leases, we believe we will obtain lease agreements under similar terms; however, there can be no assurance that we will receive similar terms or that any offer to renew will be accepted.

See Note 15 “Commitments and Contingencies—Leases” of the Notes to Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K for additional information regarding our obligations under leases.

Item 3.	LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, refer to Note 15 “Commitments and Contingencies—Litigation” of the Notes to Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K, which is incorporated herein by reference.

PART II

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

All of our outstanding shares are privately held, and there is no established public market for our shares.

Holders

On January 31, 2013, there was one holder of record of our common stock, BakerCorp International Holdings, Inc.

Dividend Policy

We have not paid dividends on our common stock since inception. The payment of any future dividends or the authorization of stock repurchases or other recapitalizations will be determined by our board of directors in light of conditions then existing, including earnings, financial condition and capital requirements, financing agreements, business conditions, stock price and other factors. The terms of certain agreements governing our outstanding indebtedness contain certain limitations on our ability to move operating cash flows to BakerCorp International Holdings Inc. and/or pay dividends on, or effect repurchases of, our common stock. In addition, under Delaware law, dividends may only be paid out of surplus or current or prior year’s net profits.

Purchases of Equity Securities by the Issuer

There were no purchases of our equity securities made by or on behalf of us during the twelve months ended January 31, 2013.

Equity Compensation Plans

For information regarding equity compensation plans, see Note 12 “Share-based Compensation” of the Notes to Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.

Item 6.	SELECTED FINANCIAL DATA

The following table shows our selected consolidated historical financial data for the stated periods. Amounts include the effect of rounding. Certain prior-period amounts in the selected financial data tables have been reclassified to conform to the current financial presentation. Immaterial error corrections have been made to the financial data presented below. Refer to Note 1 of the Notes to Consolidated Financial Statements included in Item 8. This material should be read with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related footnotes included elsewhere in this report. The financial information presented may not be indicative of our future performance.

Consolidated Historical Financial Data (dollar amounts in thousands, except rate data):

	Selected Financial Information
	Successor		Predecessor
	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011	Twelve Months Ended January 31, 2011
Statement of Operations Data:
Total revenue	$314,467	$214,410	$94,954	$246,086
Total operating expense	253,398	180,976	93,839	186,417

Income from operations	61,069	33,434	1,115	59,669
Total other expenses, net	43,763	29,889	51,933	54,680

Income (loss) before income tax expense (benefit)	17,306	3,545	(50,818)	4,989
Income tax expense (benefit)	7,476	1,295	(16,836)	2,568

Net income (loss)	$9,830	$2,250	$(33,982)	$2,421

For the period ended:
Cash	$28,069	$36,996	$16,638	$14,088
Accounts receivable, net	62,489	55,824	44,786	45,924
Property and equipment, net	373,794	343,630	239,595	238,020
Total assets	1,330,142	1,324,431	767,393	758,525
Total debt (excluding capital leases)	605,616	607,105	485,300	489,044
Shareholder’s equity	$399,396	$382,128	$77,538	$69,779
Number of branches at the end of period	67	62	61	61
Number of full-time employees at the end of period	862	747	663	639
Number of rental units at the end of period	23,420	21,670	20,587	20,310
Average number of rental units during the period	22,545	21,170	20,449	20,182
Operating Data:
Average utilization of rental fleet for each respective period (1)	60.0%	66.9%	67.6%	63.4%
Average daily rental rate for each respective period	$35.69	$34.75	$33.89	$31.84
EBITDA	$119,680	$78,702	$(23,344)	$90,540
EBITDA Margin	38.1%	36.7%	(24.6)%	36.8%
Adjusted EBITDA (2)(3)	$127,921	$92,737	$39,577	$100,958
Adjusted EBITDA Margin	40.7%	43.3%	41.7%	41.0%

(1)	The average utilization of rental fleet is a measure of efficiency used by management; it represents the percentage of time a unit of equipment is on-rent during a given period. It is not a U.S. GAAP financial measure.
(2)	We define EBITDA as earnings before deducting interest, income taxes and depreciation and amortization. We define Adjusted EBITDA as EBITDA excluding certain expenses detailed within the net income (loss) to Adjusted EBITDA reconciliation below. EBITDA and Adjusted EBITDA, which are used by management to measure performance, are non-GAAP financial measures. Management believes that EBITDA and Adjusted EBITDA are useful to investors. EBITDA is commonly utilized in our industry to evaluate operating performance, and Adjusted EBITDA is used to determine our compliance with financial covenants related to our debt instruments and is a key metric used to determine incentive compensation for certain of our employees, including members of our executive management team. Both EBITDA and Adjusted EBITDA are included as a supplemental measure of our operating performance because in the opinion of management they eliminate items that have less bearing on our operating performance and highlight trends in our core business that may not otherwise be apparent when relying solely on U.S. GAAP financial measures. In addition, Adjusted EBITDA is one of the primary measures management uses for the planning and budgeting processes and to monitor and evaluate our operating results. EBITDA and Adjusted EBITDA are not recognized items under U.S. GAAP and do not purport to be an alternative to measures of our financial performance as determined in accordance with U.S. GAAP, such as net income (loss). Because other companies may calculate EBITDA and Adjusted EBITDA differently from we do, EBITDA may not be, and Adjusted EBITDA as presented herein is not, comparable to similarly titled measures reported by other companies.
(3)	Because EBITDA and Adjusted EBITDA are non-U.S. GAAP financial measures, as defined by the SEC, we include reconciliations of EBITDA to the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP.

The following is a reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA for the twelve months ended January 31, 2013, the eight months ended January 31, 2012, the four months ended May 31, 2011 and the twelve months ended January 31, 2011 (in thousands):

	Successor		Predecessor
	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011	Twelve Months Ended January 31, 2011
Net income (loss)	$9,830	$2,250	$(33,982)	$2,421
Interest expense	43,707	29,889	16,349	50,605
Income tax provision (benefit)	7,476	1,295	(16,836)	2,568
Depreciation and amortization expense	58,667	45,268	11,125	34,946

EBITDA	$119,680	$78,702	$(23,344)	$90,540

Accrued unrealized loss on swaps	—	—	28,934	—
Equity tax	509	384	52	—
Foreign currency exchange loss, net	56	—	2	—
(Gain) loss on sale of equipment	(903)	3	(558)	(1,067)
Loss on extinguishment of debt	—	—	3,338	—
Merger and acquisition costs	—	10,528	—	—
Other compensation expense	—	—	418	—
Other Transaction costs	—	1,227	15,203	781
Rating agency fee	156	—	56	461
Registration and filing related fees	960	—	—	—
Regulatory compliance expense	1,174	—	—	—
SOX implementation costs	424	—	—	—
Sponsor management fees	588	985	9,337	2,145
Share-based compensation expense	4,199	1,356	2,378	3,676
Unrealized (gain) loss on swaps	—	(451)	3,761	4,075
Other expense	1,078	3	—	347

Adjusted EBITDA	$127,921	$92,737	$39,577	$100,958

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements as a result of certain factors, including, but not limited to, those described under the heading “Risk Factors” and included in other portions of this report.

On April 12, 2011, LY BTI Holdings Corp. (the “Predecessor”) and its primary stockholder, Lightyear Capital, LLC (solely in its capacity as stockholder representative) (collectively, the “Sellers”) entered into an agreement (the “Transaction Agreement”) to be purchased by B-Corp Holdings, Inc. (“B-Corp”), an entity controlled by funds (the “Permira Funds”) advised by Permira Advisers L.L.C. (the “Sponsor”), for consideration of approximately $988 million. As part of the transaction, the Predecessor also agreed to a plan of merger (“Merger” or “Merger Agreement”) with B-Corp Merger Sub, Inc. and its parent company, B-Corp, pursuant to which the Predecessor would merge with B-Corp Merger Sub, Inc. with the Predecessor surviving the Merger and changing its name to BakerCorp International, Inc. (the “Company,” “BakerCorp” or the “Successor”). B-Corp changed its name to BakerCorp International Holdings, Inc. (“BCI Holdings”) and owns one hundred percent of the outstanding equity of the Company. BCI Holdings is owned by the Permira Funds, along with certain Rollover Investors and Co-Investors which own, indirectly, one hundred percent of the outstanding stock of BCI Holdings. The Transaction was completed on June 1, 2011.

Other than the name change, the Company’s primary business activities remained unchanged after the Transaction. However, the accompanying consolidated statements of operations, cash flows and shareholder’s equity are presented for two periods, Successor and Predecessor, which relate to the period succeeding and preceding the Transaction, respectively.

Financial Condition and Results of Operations

Business

We are a leading provider of liquid and solid containment solutions operating within the specialty sector of the broader industrial services industry based on revenues relative to our competitors. We provide rental, service and sales of equipment to our customers through a solution-oriented approach often involving multiple products . We provide our containment solutions in the United States through a national network with the capability to serve customers in all 50 states as well as a growing number of international locations in Europe, Canada, and Mexico. We maintain one of the largest and most diverse liquid and solid containment rental fleets in the industry consisting of more than 23,000 units, including steel tanks, polyethylene tanks, roll-off boxes, pumps, pipes, hoses and fittings, filtration units, tank trailers, berms, and trench shoring equipment.

We serve customers in over 15 industries, including oil and gas, industrial and environmental services, refining, environmental remediation, construction, chemicals, transportation, power and municipal works. During the twelve months ended January 31, 2013, no single customer represented more than 10% of our total revenue, and our top ten customers accounted for approximately 26% of our total revenue.

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

The table below presents results for the twelve months ended January 31, 2013, the eight months ended January 31, 2012, the four months ended May 31, 2011, and the twelve months ended January 31, 2011 (in thousands).

	Successor				Predecessor
	Twelve Months Ended January 31, 2013		Eight Months Ended January 31, 2012		Four Months Ended May 31, 2011		Twelve Months Ended January 31, 2011
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Rental revenue	$253,005	80.5%	$175,554	81.9%	$77,710	81.8%	$201,518	81.9%
Sales revenue	18,640	5.9%	12,490	5.8%	5,770	6.1%	15,231	6.2%
Service revenue	42,822	13.6%	26,366	12.3%	11,474	12.1%	29,337	11.9%

Total revenue	314,467	100.0%	214,410	100.0%	94,954	100.0%	246,086	100.0%

Operating expenses:
Employee related expenses	91,541	29.1%	53,877	25.1%	29,945	31.5%	69,943	28.4%
Rental expense	37,361	11.9%	27,273	12.7%	12,373	13.0%	28,306	11.5%
Repair and maintenance	15,162	4.8%	11,386	5.3%	4,596	4.8%	13,609	5.5%
Cost of goods sold	10,876	3.5%	7,770	3.6%	3,112	3.3%	9,639	3.9%
Facility expense	20,801	6.6%	12,180	5.7%	5,594	5.9%	15,851	6.4%
Professional fees	7,536	2.4%	2,870	1.3%	13,536	14.3%	3,357	1.4%
Management fees	588	0.2%	395	0.2%	9,927	10.5%	2,145	0.9%
Merger and acquisition costs	—	0.0%	10,528	4.9%	—	0.0%	—	0.0%
Other operating expenses	11,769	3.7%	9,425	4.4%	4,189	4.4%	9,688	3.9%
Depreciation and amortization	58,667	18.7%	45,268	21.1%	11,125	11.7%	34,946	14.2%
(Gain) loss on sale of equipment	(903)	–0.3%	4	0.0%	(558)	–0.6%	(1,067)	–0.4%

Total operating expenses	253,398	80.6%	180,976	84.4%	93,839	98.8%	186,417	75.8%

Income from operations	61,069	19.4%	33,434	15.6%	1,115	1.2%	59,669	24.2%

Other expense (income):
Interest expense, net	43,707	13.9%	29,889	13.9%	16,349	17.2%	50,605	20.6%
Loss on extinguishment of debt	—	0.0%	—	0.0%	3,338	3.5%	—	0.0%
Foreign currency exchange loss, net	56	0.0%	—	0.0%	2	0.0%	—	0.0%
Accrued unrealized loss on interest rate swaps	—	0.0%	—	0.0%	28,934	30.5%	—	0.0%
Unrealized loss on interest rate swaps	—	0.0%	—	0.0%	3,310	3.5%	4,075	1.7%

Total other expenses, net	43,763	13.9%	29,889	13.9%	51,933	54.7%	54,680	22.2%

Income (loss) before income taxes	17,306	5.5%	3,545	1.7%	(50,818)	–53.5%	4,989	2.0%
Income tax expense (benefit)	7,476	2.4%	1,295	0.6%	(16,836)	–17.7%	2,568	1.0%

Net income (loss)	$9,830	3.1%	$2,250	1.0%	$(33,982)	–35.8%	$2,421	1.0%

Accounting and Operating Overview

Revenue

We report our revenue by the following three principle sources:

Rental Revenue—Rental revenue is generated from the direct rental of our equipment fleet, and to a lesser extent the re-rent of third party equipment, to our customers. We enter into contracts with our customers to rent equipment based on a daily rental rate. The rental agreement may be terminated by us or our customers at any time. We recognize rental revenue upon the passage of each rental day when (i) there is contractual evidence of the arrangement, (ii) the price is fixed and determinable and (iii) there is no evidence to indicate that collectability is not reasonably assured. From time to time, we offer volume rebates and discounts. Such items are treated as a reduction in revenue. When we enter into an arrangement that includes multiple elements (equipment rental, product sales, and/or services), the allocation of value to each element is derived based on management’s best estimate of selling price when vendor specific evidence or third party evidence is unavailable.

Re-rent revenue, which we report as a component of Rental Revenue, includes: (i) rental income generated by equipment that we have rented from third party vendors and re-rented to our customers to fulfill the customer’s requirements; (ii) reimbursement revenue to cover costs incurred to repair equipment damaged during customer use; and (iii) reimbursement for hauling and labor services performed by third parties for the benefit of the customer.

We generally do not require deposits from our customers, record any contingent rent or incur or capitalize any initial direct costs related to our rental arrangements.

Sales Revenue—Sales revenue consists of the sale of new items held for sale and included in inventory, such as pumps and filtration units. Proceeds from the sale of rental fleet equipment are excluded from sales revenue and are recorded as “Gain (loss) on sale of equipment.” We sell our products pursuant to sales contracts with our customers, which state the fixed sales price and the specific terms and conditions of the sale. Product sale revenue is recognized when persuasive evidence of an arrangement exists, the products have been delivered to customers, the pricing is fixed or determinable and there is no indication that the collectability of the revenue will not be reasonably assured.

Service Revenue—Service revenue consists of revenue for value-added services, such as equipment hauling and consultation and technical advice provided to the customer. We recognized these revenues when the services are complete and as they are contractually earned. Service and product sale revenue is recognized when persuasive evidence of an arrangement exists, the services have been rendered, the pricing is fixed or determinable and there is no indication that the collectability of the revenue will not be reasonably assured.

Operating Expenses

Our operating expenses consist of the following:

Employee Related Expenses include employee compensation, payroll taxes, temporary labor, and benefits such as bonuses, group medical and workers’ compensation costs, 401(k) matching and profit sharing. This caption reflects the cost of all our employees, including those directly involved in the performance of services, rental of equipment, and general and administrative functions. Our services and rental related activities are typically performed by the same branch employees.

Rental Expense includes outside hauling, re-rental and truck expenses such as fuel and supplies. Rental expense includes costs directly related to the performance of services and rental of equipment.

Repair and Maintenance expense includes the costs for repair and maintenance on rental and rental support equipment. Repair and maintenance expense is related to the rental of equipment and support equipment.

Cost of Goods Sold includes third party purchase cost of items held in inventory and sold during the period.

Facilities Expenses includes property rent, property taxes, yard, shop, office, telephone and utility expenses. This caption reflects the facility costs of all our locations, including those directly involved in the performance of services, rental of equipment, and general and administrative functions.

Professional Fees include outside legal, consulting and accounting costs.

Management Fees are costs for services provided by our Sponsor.

Merger and Acquisition Costs include all the costs directly attributable to the Transaction recorded by the Successor.

Other Operating Expenses include travel and entertainment, advertising and promotion, liability insurance, licenses, employee hiring and recruiting costs, and bad debt expense. These costs are general and administrative in nature.

Depreciation & Amortization includes the costs recognized for property and equipment and the amortization of our other intangible assets. Property and equipment are recorded at cost. We do not assume any residual value at the end of the assets’ useful lives. Depreciation of property and equipment and amortization of other intangible assets is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation includes primarily costs recognized for rental and rental support equipment.

Gain (Loss) on Sale of Equipment includes the difference between the proceeds received and the net book value of rental assets sold. Occasionally, we sell assets from our rental fleet as part of the normal process of disposing of items at the end of their useful life as an accommodation to our customers or for other reasons. Historically, we have not received significant proceeds from the sale of retired equipment.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. As an “emerging growth company,” we may elect to delay adoption of new or revised accounting standards applicable to public companies until such pronouncements are made applicable to private companies.

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we may choose to rely on certain exemptions. See “Risk Factors—Risks Related to Our Business—As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.”

Geographic Operating Performance

The vast majority of our North American operations, resources and equipment are located in the United States. We have had operations in Canada and in Mexico for several years, but these locations do not represent a significant source of revenue, operating income or cash flow as of January 31, 2013. We had one branch in Mexico and two branches in Canada on January 31, 2013. Together, the United States, Canada, and Mexico comprise our North American segment.

Because of the distance between our branch offices in Canada and our customer locations, under certain circumstances we may serve our customers in Canada from our U.S. branches. Our North America operations are managed from our corporate headquarters, which is located in California. Equipment used in North America can be transferred among the various locations to satisfy customer demand. We have a history of moving equipment among our North American branches and many of our customers are serviced by multiple branches in the United States. Due to regulatory and other factors, certain equipment in North America is generally not suitable for use in Europe. Therefore, we have not transferred any of our equipment located in North America to Europe and have no plans to do so.

On January 31, 2013, we operated eight branches in Europe located in France, Germany, the Netherlands, and the United Kingdom, and we serve customers in over 15 countries from these locations. Our European operations are headquartered in the Netherlands. Our equipment has been transferred between countries to serve customers as demand dictates. These operations comprise our European segment for reporting purposes. On January 31, 2013, we have $41.7 million of property and equipment, net in Europe.

Critical Accounting Policies, Estimates, and Judgments

Our audited consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, share-based compensation, allowance for doubtful accounts, our review for impairment of long-lived assets, intangible assets and goodwill, depreciation; medical insurance reserve, contingencies, deferred taxes, inventory valuation, business combinations, and interest rate swaps. We believe our judgments and estimates are reasonable; however, actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustments may be significant.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards that have different effective dates for public and private companies. An “emerging growth company” can delay the adoption of such accounting standards until those standards would otherwise apply to private companies until the first to occur of the date the subject company (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of the extended transition period provided in Securities Act Section 7(a)(2)(B). We have elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards that have different effective dates for public and private companies and, as a result, our financial statements may not be comparable to the financial statements of other public companies. Accordingly, until the date we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Securities Act Section 7(a)(2)(B), upon the issuance of a new or revised accounting standard that applies to our financial statements and has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

Our management believes our most significant account policies relate to the following:

Revenue Recognition. We recognize revenue on the sale of products or services when (i) there is contractual evidence of the transaction, (ii) the products or services are delivered, (iii) the price is fixed and determinable and (iv) there is no evidence to indicate that collectability is not reasonably assured.

We generally enter into contracts with our customers to rent equipment based on a daily rental agreement. The rental agreement may be terminated by us or our customers at any time. We have the right to substitute any equipment on rent with similar equipment at our discretion. We recognize rental revenue upon the passage of each rental day when (i) there is contractual evidence of the arrangement, (ii) the price is fixed and determinable and (iii) there is no evidence to indicate that collectability is not reasonably assured.

We enter into agreements to rent our equipment, sell our products and perform services, and, while the majority of our agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize revenue for each element. We recognize revenue for delivered elements as separate units of accounting only when the delivered elements have standalone value, uncertainties regarding customer acceptance are resolved and there are no customer-negotiated refund or return rights for the delivered elements. For elements with no standalone value, we recognize revenue consistent with the pattern of the associated deliverables. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item and the delivery and performance of the undelivered item is considered probable and substantially in our control, the delivered element constitutes a separate unit of accounting. Changes in the allocation of the sales price between elements may impact the timing of revenue recognition but will not change the total revenue recognized on the contract. Generally, the deliverables under our multiple element arrangements are delivered over a period of less than three months.

We establish the selling prices used for each deliverable based on the vendor-specific objective evidence (“VSOE”), if available, third party evidence, if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. We establish the VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. Third party evidence of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The best estimate of selling price (“ESP”) is established considering internal factors such as margin objectives, pricing practices and controls, and customer segment pricing strategies. Consideration is also given to market conditions such as competitor pricing strategies and industry conditions. When determining ESP, we apply management judgment to establish margin objectives and pricing strategies and to evaluate market conditions. We may modify or develop new go-to-market practices in the future. As these go-to-market strategies evolve, we may modify our pricing practices in the future, which may result in changes in selling prices, impacting both VSOE and ESP. The aforementioned factors may result in a different allocation of revenue to the deliverables in multiple element arrangements from the current fiscal year, which may change the pattern and timing of revenue recognition for these elements but will not change the total revenue recognized for the arrangement.

We accrue for discounts and rebates on rental activity in the same period as the related revenues are recorded based on our current expectations, after considering historical experience. Changes in such accruals may be required if future rebates and incentives differ from our estimates. Rebates and incentives are recognized as a reduction of sales if distributed in cash or customer account credits. Rebates and incentives are recognized as cost of sales if we provide products or services for payment.

If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that may be material.

Share-based Compensation. Share-based compensation relates to options to purchase shares of BakerCorp International Holdings Inc., our sole shareholder and parent company. Stock options to purchase shares of our parent company have been granted to certain employees of the Company. The fair value of share-based compensation awards are expensed to the “employee related expenses” line within the statement of operations of the entity where the related holder is employed. The fair value of our stock option awards is estimated on each grant date using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to make highly subjective assumptions, including the following:

•

Current Common Stock Value: We operate as a privately-owned company, and our stock does not and has not been traded on a market or an exchange. As such, we estimate the value of BakerCorp International Holdings, Inc. on an annual basis. If there have been no significant changes such as acquisitions, disposals, or loss of major customer, etc. between our valuation analysis and the grant date of a stock option, we will continue to use that valuation. We determine the fair value of our common stock based on an analysis of the market approach and the income approach. Under the market approach, we estimate the fair value based on market multiples of EBITDA for comparable public companies, less an estimated marketability factor adjustment. The estimated marketability factor is a discount taken to adjust for the cost and a time lag associated with locating interested and capable buyers of a privately held company, because there is no established market of readily available buyers and sellers. Under the income approach, we calculate the fair value based on the present value of estimated future cash flows.

As discussed in Note 3 of the consolidated financial statements, BakerCorp International Holdings Inc. was initially capitalized by the issuance of 3,756,140 shares in exchange for $375.6 million or $100 per share.

At the time of the closing of the Transaction, management elected to exchange stock and options with a fair value of $15.0 million for equivalent shares and options of BakerCorp International Holdings, Inc. Therefore, at the time of the closing of the Transaction, cash equity of $390.6 million was invested at $100 per common share and options. Additionally, the options contributed by management had an incremental value of $2.6 million. The total capitalization of BakerCorp International Inc. was $393.2 million.

BakerCorp International Holdings, Inc. contributed the $393.2 million to the Company in exchange for 100 shares of common stock, as its sole shareholder.

The valuation dates and the resulting value of BakerCorp International Holdings, Inc. common stock were the following:

Valuation Date	February 2010	June 2011	October 2011	March 2012	April 2012	July 2012	November 2012
Stock Value per share (1)	$1.51	$86.60	$86.60	$117.00	$117.00	$123.30	$136.90

Number of option grants	780,432	418,939	24,000	15,000	6,500	15,000	—

Total Equity Value (1)	$75.2 million	$343.8 million	$343.8 million	$464.5 million	$464.5 million	$491.2 million	$520.2 million

(1)	These values have been discounted for a marketability factor as the shares are not tradable on any market or exchange and contain transfer restrictions.

On June 1, 2011, the BakerCorp International Holdings Inc. valuation was evidenced by the consideration transferred in connection with the Transaction. As a result, we utilized the $100 per share consideration of the Transaction, less a marketability discount, to determine the current stock price to input into the Black-Scholes calculation for stock options issued during the remainder of fiscal year 2012. There were no significant changes between June 1, 2011 and the grant date of these stock options.

The June 2011 options were granted in the same month as the closing of the Transaction. The valuation of $86.60 per share value was determined based upon the $100 per share value of BakerCorp International Holdings Inc. at the time of the closing of the Transaction, but reduced due to the lack of an actively traded market and restrictions on transfer of the stock. The options granted in October 2011 were valued at the same value as in June 2011 because of the close proximity to the June 2011 valuation and because the performance of the Company was consistent with expectations as of the June 2011 grant.

The options granted during fiscal year 2013 were valued based upon internal valuations, considering input from third parties, except for the options granted in April 2012 which were valued in the same manner as the March 2012 options, due to proximity of the grant and no other significant changes in critical assumptions or operations of the Company.

•	Future Stock Price Volatility: Management determined that historical volatility of comparable publicly traded companies is the best indicator of our expected volatility and future stock price trends.

•

Expected Term: We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding.

•	Risk-Free Rates: The risk-free interest rate is based on the U.S. Treasury yield with a maturity date closest to the expiration of that grant.

•	Projected Dividend Yield: We historically have not paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend rate.

Our options have been granted to each individual in three tranches. The first tranche composed 50% of the total options granted, while the second and third tranches composed 25% each. The exercise price for the first tranche is the fair value of BakerCorp International Holdings, Inc. common stock on the grant date. The exercise price for the second tranche is approximately twice the fair value of BakerCorp International Holdings, Inc. common stock on the grant date. The exercise price for the third tranche is approximately three times the fair value of BakerCorp International Holdings, Inc. common stock on the grant date.

We have concluded that there is only a service condition and no market condition for the first tranche given the fair value of the common stock on the grant date is close to the exercise price, and, therefore, the first tranche options do not constitute deeply out-of-the-money options. However, for the second and third tranches, we have concluded that a service and market condition exists, as the difference between the exercise price and the fair value of the BakerCorp International Holdings, Inc. common stock on the grant date is much more significant.

For stock options subject solely to service conditions, we recognize expense using the straight-line method. For stock options subject to service and market conditions, we recognize compensation cost from the service inception date to the vesting date for each vesting tranche (i.e. on a tranche by tranche basis) using the accelerated attribution method.

The assumptions used in calculating the fair value of share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties. As a result, if different assumptions had been used, our share-based compensation expense may have been materially different. In addition, if factors change and we use different assumptions, our share-based compensation expense may be materially different in the future.

Please refer to Note 12 of the consolidated financial statements for more information on our share-based compensation plans.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We establish and maintain the allowance for estimated losses based upon historical loss experience, evaluation of past due accounts receivable, and our experience with respect to the paying history of certain customers. Management reviews the level of the allowance for doubtful accounts on a regular basis and adjusts the level of the allowance as needed. Our historical reserves have been sufficient to cover losses from uncollectible accounts. However, we cannot predict future changes in the financial stability of our customers, and actual losses from uncollectible accounts may differ from our estimates and have a material effect on our consolidated financial position, results of operations and cash flows. If the financial condition of our customers deteriorate resulting in their inability to make payments, a larger allowance may be required resulting in a charge to “other operating expenses” in the period in which we make this determination. If we were to increase the historical loss factors used in computing the allowance for doubtful accounts by 25%, it would have the following approximate effect on our net income:

In thousands	2013	2012	2011
As reported:
Allowance for doubtful accounts	$3,023	$4,921	$3,916
Income (loss) before income taxes	17,306	(47,273)	4,989
Income tax expense (benefit)	7,476	(15,541)	2,568

Net income (loss)	$9,830	$(31,732)	$2,421
As adjusted for hypothetical change in reserve estimates:
Allowance for doubtful accounts	$3,779	6,152	$3,916
Increase in reserve	756	1,231	4,223
Income (loss) before income taxes	16,550	(48,504)	4,682
Income tax expense (benefit)	7,150	(15,946)	2,410

Net income (loss)	9,401	(32,558)	2,272
Decrease (increase) in income (loss)	$429	$826	$149

Impairment of Goodwill and Trade Names. We assess the impairment of goodwill and trade names on an annual basis or whenever events or changes in circumstance indicate that the carrying value may not be recoverable.

Some factors we consider important that could trigger an impairment review include the following:

•	significant under-performance relative to historical, expected or projected operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	significant negative industry or general economic trends.

We have identified reporting units, below the operating segment level, for purposes of goodwill allocation and impairment testing.

We did not record any goodwill impairment charges during the twelve months ended January 31, 2013 (Successor), the eight months ended January 31, 2012 (Successor), the four months ended May 31, 2011 (Predecessor), or the twelve months ended January 31, 2011(Predecessor).

To test trade names for impairment, we compare the fair value to carrying value. We estimate the fair value using an income approach, using the asset’s projected discounted cash flows. We recognize an impairment loss when the estimated fair value is less than the carrying value. Determining the fair value of trade names is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions. If actual results are not consistent with our estimates and assumptions, we may be exposed to material impairment charges. We did not record any impairment charges for trade names during the twelve months ended January 31, 2013 (Successor), the eight months ended January 31, 2012 (Successor), the four months ended May 31, 2011 (Predecessor), or the twelve months ended January 31, 2011 (Predecessor).

Impairment of Long-Lived Assets and Customer Relationships. We assess long-lived assets and customer relationships for impairment indicators whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Customer relationships are analyzed for impairment at our seven geographic divisions, which are one level below our operating segments. Long-lived assets are analyzed for impairment on an individual asset basis.

The impairment indicators considered important that may trigger an impairment review, if significant, include the following:

•	underperformance relative to historical or projected future operating results;

•	changes in the manner of use of the assets;

•	changes in the strategy of our overall business; and

•	negative industry or economic trends.

If the carrying value of the asset is larger than its undiscounted cash flows, the asset is impaired. Impairment is measured as the difference between the net book value of the asset and the asset’s estimated fair value. We use the income valuation approach to determine the fair value of our long-lived assets and customer relationships. Fair value is estimated primarily utilizing the asset’s projected discounted cash flows. In assessing fair value, we must make assumptions regarding estimated future cash flows, the discount rate and other factors. If actual results are not consistent with our estimates and assumptions, we may be exposed to material impairment charges.

We have not made any material changes in our impairment loss assessment methodology during the past three fiscal years. We do not currently anticipate that there will be a material change in the estimates or assumptions we use to calculate the impairment of long-lived assets and customer relationships.

Customer Relationships Amortization Policy. In conjunction with the Transaction purchase price allocation, we assessed the appropriate amortization period for customer relationships by reviewing customer retention over a look-back period. Our relationship with 15 of our largest 25 customers for the twelve months ended January 31, 2012 spans greater than 26 years. Customer relationships were ascribed a 25-year life, as the data supported a modest attrition amount, but did not support an indefinite life. As the expected revenue growth from existing customer relationships exceeds the expected customer attrition rate, and as a reliably determinable pattern of use could not be established, we believe the straight-line method of amortization is appropriate.

Depreciation Policy. We begin to depreciate our property and equipment when they are placed in service utilizing the straight-line method over each asset’s estimated useful life. Significant management judgment is required in connection with determining the useful lives of property and equipment. Property and equipment are assigned a useful life based on our accounting policy for the asset class. We routinely track the age of our equipment that is retired and compare our estimate of useful lives to this data. We also evaluate current business practices and uses of our equipment to evaluate whether this may impact the economic life of the equipment. Based on this analysis, we reassess the appropriate useful lives for property and equipment at the asset class level whenever there are significant discrepancies between the expected retirement age of our equipment and our estimated useful lives. However, from time to time we may determine that certain individual groups of assets within an asset class that have become significant are not tracking with the estimated useful life of the overall asset class; therefore, the useful lives associated with the group are adjusted accordingly. Additionally, in the event that we acquire new rental products, we evaluate their useful lives based upon industry and past ownership practice until we have sufficient independent history and evidence to make our assessment.

During fiscal year 2010, we conducted an analysis of our equipment and implemented a change in the useful lives of certain types of equipment. The change was made to more closely align the estimated useful lives of our equipment with their historical economic lives. During fiscal years 2011 and 2010, this change resulted in additional depreciation expense of $0 and $4.1 million, respectively, related to equipment that had reached the end of its useful life as a result of this change in estimate and $4.6 million and $5.9 million respectively, due to the shorter useful lives as a result of this change in estimate.

We acquired our shoring business through two business acquisitions during fiscal years 2007 and 2009. During fiscal year 2011, we implemented a change in the useful lives of our shoring equipment. The change was made to more closely align the estimated useful lives of this equipment with their historical economic lives. This change resulted in additional depreciation expense of $2.1 million related to equipment that had reached the end of its useful life as a result of this change in estimate and $0.1 million due to the shorter useful lives as a result of this change in estimate.

In computing depreciation expense, we have made the assumption that there will be no salvage value at the end of the equipment’s useful life. There is not an active secondary market or re-sale market for our equipment. Our historical operating practice is to hold rental assets until the end of their lives.

If we were to change our depreciation policy on our equipment from no salvage value to a higher salvage value or were to change our depreciation methods due to shorter or longer useful lives, such changes could have a positive, negative or neutral effect on our earnings, with the actual effect being determined by the change. For example, a change in our estimated remaining useful lives on our property and equipment would have the following effect on our depreciation expense for the twelve months ended January 31, 2013 (in thousands):

Net book value	$373,794
Depreciation expense as reported	42,507

Depreciation expense:
One year increase in average remaining life	37,851
One year decrease in average remaining life	48,239

Depreciation expense change:
One year increase in average remaining life	(4,656)
One year decrease in average remaining life	$5,732

Depreciation expense for the Predecessor periods is not presented, as expense for these periods is not comparable due to the application of purchase accounting and resulting increase in property and equipment to fair value on the date of the Transaction.

Medical Insurance Reserve. Our employee medical insurance program has a self-insurance component under which we are responsible for a portion of the medical claims of our employees who are enrolled in the plan. Our portion of the claims varies based on the number of employees and eligible dependents enrolled in the medical insurance program. On each balance sheet date we must make an estimate for participant claims that have been incurred but not reported to the insurer. We make an accrual for the incurred but not reported claims based our historical claims experience. Furthermore, we periodically review with our insurance broker their estimates of the lag time between claims submitted and the timing of reimbursement due by the Company. All of these factors are assessed in determining the appropriate level of accrual at any reporting period.

A high degree of judgment is required to estimate the amount to be accrued. In addition, our estimates will change as our claims experience continues to be updated. All of these factors have the potential to significantly impact the amounts we have accrued for anticipated claims incurred but not yet received, and in the future we may be required to increase or decrease our accrual.

We have purchased insurance coverage that provides reimbursement for any individual claim in excess of $150,000. Due to medical privacy regulations, we have limited visibility and little history with respect to the benefits from this policy. Therefore, we record these benefits as they are received. To the extent that we were to receive a large benefit from this policy in any reporting period, pre-tax earnings may be impacted.

Contingencies. We are subject to various claims and litigation in the normal course of business. Our current estimated range of liability related to various claims and pending litigation is based on claims for which management can determine that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Because of the uncertainties related to both the probability of incurred and possible range of loss on pending claims and litigation, considerable judgment is required in making a reasonable determination of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation. We do not anticipate that the ultimate disposition of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Deferred Taxes. In preparing our consolidated financial statements, we recognize income taxes in each of the jurisdictions in which we operate. For each jurisdiction, we estimate the actual amount of taxes currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each jurisdiction. If we determine that we will not realize all or a portion of our deferred tax assets, we will increase our valuation allowance with a charge to income tax expense or offset goodwill if the deferred tax asset was acquired in a business combination and we are within the measurement period. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense, except if the valuation allowance was created in conjunction with a tax asset in a business combination and we are within the measurement period. The majority of our deferred tax asset relates to federal net operating loss carry forwards that have future expiration dates. Management believes that the Company will fully utilize its deferred tax assets, including federal and state net operating loss carry forwards. The deferred tax assets will be offset by the reversal of the taxable temporary differences which are mainly comprised of depreciation and amortization. Our federal net operating loss carry forwards will begin to expire in 2025. Management believes that it is more likely than not that the federal and state deferred tax assets will be realized and a valuation allowance against U.S. deferred tax assets is not recorded.

Inventory. Our inventory is composed of finished goods that we purchase and hold for resale. Inventory is valued at the lower of cost or market value. We write down our inventory for the estimated difference between the inventory’s cost and its estimated market value based upon our best estimates of market conditions.

We carry inventory in amounts necessary to satisfy our customers’ inventory requirements on a timely basis. We continually monitor our inventory status to control inventory levels and write down any excess or obsolete inventories on hand. Our inventory, net on January 31, 2013 and 2012 was $2.0 million and $1.7 million, respectively.

We have not made any material changes in the accounting methodology used to establish our excess and obsolete inventory reserve during the past three fiscal years. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which may have a material impact on our financial statements. Such circumstances may include, but are not limited to, the development of new competing technology that impedes the marketability of our products or the occurrence of significant price decreases. Each percentage point change in the ratio of excess and obsolete inventory reserve to inventory would impact cost of sales by approximately $0.02 million.

Business Combinations. We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. We engage independent third party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer contracts and customer lists, brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable, and, as a result, actual results may differ from estimates.

Interest Rate Swaps. Interest rate swap contracts are recorded in the consolidated financial statements at fair value. On January 31, 2013, we had interest rate swap contracts with a total notional principal of $210.0 million. For interest rate swap contracts, we have agreed to pay fixed interest rates while receiving a floating interest rate. The purpose of holding these interest rate swap contracts is to protect against upward movements in the London Interbank Offered Rate (“LIBOR”) and the associated interest that we pay on our external variable rate credit facilities.

The fair value of interest rate swap contracts is calculated based on the fixed rate, notional principal, settlement date and present value of the future cash inflows and outflows based on the terms of the agreement and the future floating interest rates as determined by a future interest rate yield curve. The model used to value the interest rate swap contracts is based upon well recognized financial principles and interest rate yield curves, which can be validated through readily observable data by external sources. Although readily observable data is used in the valuations, different valuation methodologies could have an effect on the estimated fair value. Accordingly, the interest rate swap contract valuations are categorized as Level 2.

Results of Operations

We evaluate rental revenue, our largest portion of revenue, utilizing the following metrics:

Rental Activity—The change in rental activity is measured by the impact of several items, including utilization of rental equipment that we individually track, volume of rental revenue on bulk items not individually tracked (which includes pipe, hose and fittings, and shoring) and volume of re-rent revenue, resulting from the rental of equipment that we do not own. The impact of utilization is calculated as the change in utilization multiplied by the prior period average daily rental rate and number of rental units available.

Pricing—The change in pricing is measured by the impact of increases or declines in the average daily rental rates on rental equipment that we specifically track. The impact of pricing is calculated as the change in average daily rental rate multiplied by the prior period number of rental units available and utilization.

Available Rental Fleet—The available rental fleet, as we define it, is the number of average units of items we individually track. The impact of available rental fleet is calculated as the change in number of rental units available multiplied by the prior period average daily rental rate and utilization.

The Twelve Months Ended January 31, 2013 (Successor) Compared to the Eight Months Ended January 31, 2012 (Successor) and the Four Months Ended May 31, 2011 (Predecessor)

Revenue

Consolidated

Total revenue during the twelve months ended January 31, 2013 increased $5.1 million, or 1.6%, to $314.5 million from $214.4 million during the eight months ended January 31, 2012 and $95.0 million during the four months ended May 31, 2011.

Rental Revenue

Rental revenue during the twelve months ended January 31, 2013 decreased by $0.3 million, or 0.1%, to $253.0 million from $175.6 million during the eight months ended January 31, 2012 and $77.7 million during the four months ended May 31, 2011. Rental revenue is impacted by Rental Activity, Pricing, and Available Rental Fleet.

Rental Activity

During the twelve months ended January 31, 2013, rental revenue was negatively impacted by Rental Activity in the amount of $16.7 million. The decrease was driven by the following:

•

Average utilization decreased to 60.0% from 66.9% during the eight months ended January 31, 2012 and 67.6% during the four months ended May 31, 2011, resulting in a negative impact to rental revenue in the amount of $18.4 million.

•

Re-rent revenue decreased by $2.6 million to $39.4 million from $29.2 million during the eight months ended January 31, 2012 and $12.8 million during the four months ended May 31, 2011 due to the growth in our rental fleet.

•

Partially offsetting the impact of the decline in utilization and re-rent revenue, rental revenue from bulk items increased over the period by $3.8 million. Bulk items include pipes, hoses and fittings, and shoring. Pipes, hoses and fittings revenue increased $2.8 million to $29.1 million during the twelve months ended January 31, 2013 from $19.4 million during the eight months ended January 31, 2012 and $6.9 million during the four months ended May 31, 2011 due to an increase in customer demand for pipes, hoses and fittings in water transfer applications. Shoring revenue increased $1.0 million to $10.0 million during the twelve months ended January 31, 2013 from $6.7 million during the eight months ended January 31, 2012 and $2.3 million during the four months ended May 31, 2011 due to an improvement in market share.

•

The decrease in rental revenue was further offset by the benefit of one additional calendar day during the twelve months ended January 31, 2013 compared to the prior period, resulting in a favorable impact to rental revenue in the amount of $0.5 million.

The decrease in utilization was attributable to a combination of factors, including an increase in fleet size, the time frame involved in the repositioning of certain rental fleet assets to areas and industries that were experiencing an increase in rental activity and the reduction in demand from customers involved in oil and natural gas production. Slowing demand from oil and gas customers in the second and third quarters of fiscal year 2013 led to the relocation of fleet assets to other regions and customers with higher short-term demand. Revenue from oil and gas customers during the twelve months ended January 31, 2013 was $4.5 million lower than the prior period. In addition, many of our rental equipment products were experiencing historically high levels of utilization during the four months ended May 31, 2011 and eight months ended January 31, 2012.

Exchange rate had a $1.5 million unfavorable impact on rental revenue compared to the same period in the prior year primarily due to the weakening of the euro during this period.

Pricing

Rental revenue reflected a $4.8 million favorable impact from higher average pricing during the twelve months ended January 31, 2013, as the average daily rental rate improved to $35.69 during the twelve months ended January 31, 2013 from $34.75 during the eight months ended January 31, 2012 and $33.89 during the four months ended May 31, 2011. The rental rates improved throughout the prior period while the rental rates remained relatively consistent from January 31, 2012 to January 31, 2013. This resulted in higher average rates during the twelve months ended January 31, 2013 compared to the eight months ended January 31, 2012 and the four months ended May 31, 2011.

Available Rental Fleet

Rental revenue was also favorably impacted by an increase in the Available Rental Fleet during the twelve months ended January 31, 2013 in the amount of $13.2 million. The average number of rental units available increased to 22,545 units during the twelve months ended January 31, 2013 compared to 21,170 units during the eight months ended January 31, 2012 and 20,449 units during the four months ended May 31, 2011. The increase in the Available Rental Fleet is the result of higher capital spending totaling $73.7 million during the twelve months ended January 31, 2013 as compared to capital expenditures of $56.9 million during the eight months ended January 31, 2012 and $10.7 million during the four months ended May 31, 2011.

Sales Revenue

Sales revenue totaled $18.7 million during the twelve months ended January 31, 2013, which represents an increase of $0.4 million, or 2.2%, compared to $12.5 million during the eight months ended January 31, 2012 and $5.8 million during the four months ended May 31, 2011.

Service Revenue

Service revenue increased $5.0 million, or 13.2%, to $42.8 million during the twelve months ended January 31, 2013 from $26.3 million during the eight months ended January 31, 2012 and $11.5 million during the four months ended May 31, 2011. The increase in service revenue was primarily driven by hauling, labor, and other services performed in conjunction with projects relating to pumps, pipe and hose rentals as well as the increased activity of our rental equipment fleet.

North America

Total revenue from our North American segment increased $4.9 million, or 1.7%, to $294.2 million during the twelve months ended January 31, 2013 from $200.5 million during the eight months ended January 31, 2012 and $88.8 million during the four months ended May 31, 2011.

Rental Revenue

Rental revenue decreased $0.8 million, or 0.3%, to $234.7 million from $164.0 million during the eight months ended January 31, 2012 and $71.5 million during the four months ended May 31, 2011. This change was primarily driven by the same factors aforementioned in the consolidated rental revenue section.

Sales and Service Revenue

The remaining increase was attributable to a $0.4 million increase in sales revenue as well as a $5.3 million increase in service revenue, driven by the same factors aforementioned in the consolidated service and sales revenue section.

Europe

Total revenue from our European segment remained consistent at $20.3 million during the twelve months ended January 31, 2013 compared to $13.9 million during the eight months ended January 31, 2012 and $6.2 million during the four months ended May 31, 2011.

Rental Revenue

Rental revenue increased $0.5 million, or 2.8%, to $18.3 million from $11.6 million during the eight months ended January 31, 2012 and $6.2 million during the four months ended May 31, 2011.

Rental revenue was adversely impacted by Rental Activity in the amount of $3.8 million. The decrease was driven primarily by a decline in utilization. Average utilization decreased to 53.2% during the twelve months ended January 31, 2013 from 67.3% during the eight months ended January 31, 2012 and 71.4% during the four months ended May 31, 2011, resulting in a negative impact to rental revenue in the amount of $3.3 million. The lower utilization was primarily due to opening three new branches during the twelve months ended January 31, 2013. The establishment of new branches requires investment in people, property, and rental fleet. The opening of these branches resulted in lower utilization as the branches were in the early stage of market penetration.

Exchange rate had a $1.4 million unfavorable impact on rental revenue compared to the same period in the prior year due to the weakening of the euro during this period.

These declines were partially offset by the favorable impact of Pricing in the amount of $0.6 million as the average daily rental rate improved to €76.71 during the twelve months ended January 31, 2013 from €74.19 during the eight months ended January 31, 2012 and €77.08 during the four months ended May 31, 2011.

Rental revenue was also favorably impacted by an increase in the Available Rental Fleet during the twelve months ended January 31, 2013 in the amount of $5.1 million. The average number of rental units available in Europe increased to 776 units from 587 during the eight months ended January 31, 2012 and 521 during the four months ended May 31, 2011. We continue to invest in capital in Europe to improve market penetration and support our branch expansion. During the twelve months ended January 31, 2013, we established three new branches in Europe.

Sales and Service Revenue

Sales and service revenues for Europe during the twelve months ended January 31, 2013 were consistent with those for the prior period.

Operating Expenses

Consolidated

Operating expenses during the twelve months ended January 31, 2013 decreased $21.4 million, or 7.8%, to $253.4 million from $181.0 million during the eight months ended January 31, 2012 and $93.8 million during the four months ended May 31, 2011. However, excluding the impact of $11.2 million and $26.5 million in Transaction costs during the eight months ended January 31, 2012 and the four months ended May 31, 2011, respectively, operating expenses increased $16.3 million. Excluding the $4.8 million of employee bonus and share-based compensation expenses related to the Transaction, the increase was primarily due to a $12.5 million increase in employee related expenses due to the increase in hiring activity during this period. The number of full-time employees increased to 862 on January 31, 2013 compared to 747 on January 31, 2012 and 663 on May 31, 2011. Facility expense increased $3.0 million due to additional office space to accommodate an increase in the number of corporate employees and branch expansion. During the twelve months ended January 31, 2013, we established five new branches, including three in Europe and two in North America. In addition, excluding the impact of the $12.9 million of professional fees incurred related to the Transaction, professional fees increased $4.0 million due in part to costs to investigate future expansion opportunities, increased accounting costs related to our effort to comply with the Sarbanes-Oxley Act, and higher consulting costs related to improving systems and corporate administration processes. Refer to Note 3 of the consolidated financial statements for further details related to the Transaction.

North America

Operating expenses for the North American segment during the twelve months ended January 31, 2013 decreased $23.8 million or 9.0% to $239.8 million from $173.7 million during the eight months ended January 31, 2012 and $89.9 million during the four months ended May 31, 2011. This change was driven by the same factors as the consolidated operating expenses discussed above.

Europe

Operating expenses for the European segment during the twelve months ended January 31, 2013 increased $2.4 million, or 21.4%, to $13.6 million from $7.3 million during the eight months ended January 31, 2012 and $3.9 million during the four months ended May 31, 2011. The increase was primarily due to an increase of $1.6 million in personnel costs due to the increase in hiring activity to support our growth and brand expansion during this period in Europe and $0.8 million in depreciation and amortization expense due to a higher level of capital spending in Europe.

Other Expense, net

Consolidated

Other expense decreased $37.9 million, or 46.4%, to $43.8 million during the twelve months ended January 31, 2013 compared to the same period of fiscal year 2012. Excluding the impact of $32.3 million in Transaction costs occurred during the four months ended May 31, 2011, other expense decreased $5.7 million. Refer to Note 3 of the consolidated financial statements for further details regarding the Transaction. The decrease of $5.7 million was primarily related to a $2.5 million decrease due to lower interest expense (as a result of the lower outstanding debt balance) and a $3.3 million decrease in unrealized loss on interest rate swaps in the current period due to $3.3 million recorded during the eight months ended January 31, 2012 and no such loss was recorded during the twelve months ended January 31, 2013.

The Eight Months Ended January 31, 2012 (Successor) and the Four Months Ended May 31, 2011 (Predecessor) Compared to the Twelve Months Ended January 31, 2011 (Predecessor)

Revenue

Consolidated

Revenue increased by $63.3 million, or 25.7%, to $214.4 million during the eight months ended January 31, 2012 and $95.0 million during the four months ended May 31, 2011 compared to $246.1 million during the twelve months ended January 31, 2011.

Rental Revenue

Rental revenue increased $51.8 million, or 25.7%, to $175.6 million during the eight months ended January 31, 2012 and $77.7 million during the four months ended May 31, 2011 from $201.5 million during the twelve months ended January 31, 2011. Rental revenue is impacted by Rental Activity, Pricing, and Available Rental Fleet.

Rental Activity

Rental revenue was positively impacted by Rental Activity in the amount of $30.1 million due to the following:

•

Average utilization increased to 66.9% during the eight months ended January 31, 2012 and 67.6% during the four months ended May 31, 2011 from 63.4% during the twelve months ended January 31, 2011, resulting in a positive impact in the amount of $9.8 million.

•	Re-rent revenue increased by $13.3 million due to an increase in customer demand.

•	Rental revenue from bulk items increased by $7.0 million due to higher revenues from pipes, hoses and fittings.

Pricing

Rental revenue was positively impacted by Pricing in the amount of $15.6 million as the average daily rental rate increased to $34.75 during the eight months ended January 31, 2012 and $33.89 during the four months ended May 31, 2011 from $31.84 during the twelve months ended January 31, 2011.

Available Rental Fleet

Additionally, rental revenue was positively impacted by Available Rental Fleet in the amount of $6.0 million as the average number of rental units available increased to 21,170 during the eight months ended January 31, 2012 and 20,449 at May 31, 2011 compared to 20,182 units at January 31, 2011.

Sales Revenue

Sales revenue increased $3.1 million, or 20.4%, to $12.5 million during the eight months ended January 31, 2012 and $5.8 million during the four months ended May 31, 2011 from $15.2 million during the twelve months ended January 31, 2011.

Service Revenue

Service revenue increased $8.4 million, or 28.6%, to $26.4 million during the eight months ended January 31, 2012 and $11.5 million during the four months ended May 31, 2011 compared to $29.4 million during the twelve months ended January 31, 2011.

North America

Total revenue from our North American segment increased $55.3 million, or 23.6%, to $200.5 million during the eight months ended January 31, 2012 and $88.8 million during the four months ended May 31, 2011 from $234.0 million during the twelve months ended January 31, 2011.

Rental Revenue

Rental revenue increased $44.6 million, or 23.4%, to $164.0 million during the eight months ended January 31, 2012 and $71.5 million during the four months ended May 31, 2011 from $190.9 million for the twelve months ended January 31, 2011. The increase was primarily driven by the same factors aforementioned in the consolidated rental revenue section.

Sales and Service Revenue

The remaining increase was attributable to $3.1 million increase in sales revenue as well as $7.6 million increase in service revenue, driven by the same factors aforementioned in the consolidated service and sales revenue section.

Europe

Total revenue from our European segment increased $8.0 million, or 66.1%, to $13.9 million during the eight months ended January 31, 2012 and $6.2 million during the four months ended May 31, 2011 from $12.0 million during the twelve months ended January 31, 2011.

Rental Revenue

Rental revenue increased $7.2 million, or 67.9%, to $11.6 million during the eight months ended January 31, 2012 and $6.2 million during the four months ended May 31, 2011 from $10.6 million during the twelve months ended January 31, 2011.

Rental revenue was positively impacted by Rental Activity in the amount of $4.7 million due to the following:

•

Average utilization increased to 67.3% during the eight months ended January 31, 2012 and 71.4% during the four months ended May 31, 2011 from 46.9% during the twelve months ended January 31, 2011, resulting in a positive impact in the amount of $1.3 million.

•	Re-rent revenue increased by $1.5 million due to an increase in customer demand.

•	Rental revenue from bulk items increased by $1.0 million due to higher revenues from pipes, hoses and fittings.

Rental revenue was also positively impacted due to the Available Rental Units, which resulted in an increase of $0.9 million in revenue. The average number of rental units available in Europe increased to 587 during the eight months ended January 31, 2012 and 521 during the four months ended May 31, 2011 from 509 during the twelve months ended January 31, 2011.

The fluctuation in Pricing had a minimal impact. The average daily rental rate was €74.19 during the eight months ended January 31, 2012 and €77.08 during the four months ended May 31, 2011 compared to €74.42 during the twelve months ended January 31, 2011.

Sales and Service Revenue

Sales revenue remained flat during this period, and service revenue increased $0.8 million, or 53.3%, to $1.6 million during the eight months ended January 31, 2012 and $0.7 million during the four months ended May 31, 2011 from $1.5 million during the twelve months ended January 31, 2011.

Operating Expenses

Consolidated

Operating expenses were $180.9 million during the eight months ended January 31, 2012 and $93.8 million during the four months ended May 31, 2011 compared to $186.4 million during the twelve months ended January 31, 2011 an increase of $88.3 million, or 47.4%, year over year. Operating expenses increased due to the following:

•

As more fully presented in Note 3 to the consolidated financial statements, during the four months ended May 31, 2011 and eight months ended January 31, 2012, operating expenses included $26.5 million and $11.2 million, respectively, of Transaction expenses.

•

An increase in rental expense of $11.4 million due to a higher level of demand for our products and services, which resulted in the increased use of re-rental equipment from third parties to meet the specific demands of our customers.

•

Employee related expenses increased $14.0 million due primarily to additional incentive costs as well as the cost of additional employees to support the growth in revenue. The total number of full-time employees grew to 747 at January 31, 2012 compared to 639 at January 31, 2011.

•

Depreciation and amortization expenses increased $21.5 million due to $67.6 million of property and equipment purchases, a fair value adjustment recorded as a result of the Transaction of $85.1 million to property and equipment and a $387.0 million increase in gross other intangible assets as a result of the Transaction.

•	Other increases in operating expenses related to costs to support the growth of revenue and additional support functions accounted for an increase of $14.9 million.

North America

Operating expenses were $175.1 million during the eight months ended January 31, 2012 and $90.8 million during the four months ended May 31, 2011 compared to $179.9 million during the twelve months ended January 31, 2011 for the North American segment for the same reasons discussed above with respect to overall operating expenses.

Europe

Operating expenses were $5.8 million for the eight months ended January 31, 2012 and $3.0 million for the four months ended May 31, 2011 compared to $6.5 million for the twelve months ended January 31, 2011 for the European segment. Increases were primarily due to increases in personnel and rental expense as a result of growth.

Other Expense, net

Consolidated

Other expense was $29.9 million during the eight months ended January 31, 2012 and $51.9 million during the four months ended May 31, 2011 compared to $54.7 million during the twelve months ended January 31, 2011. Other expense consists primarily of interest expense. Additionally, during the four months ended May 31, 2011, other expense included a $3.3 million loss on extinguishment of debt and a $28.9 million of unrealized loss relating to the termination of interest swap agreements. The loss of extinguishment of debt is due to the write-off of unamortized deferred finance costs related to the Predecessor. The unrealized loss on the interest rate swaps was recognized due to the early termination of the Predecessor’s interest rate swaps.

Liquidity and Capital Resources

Liquidity Summary

We have a history of generating higher cash flow from operations than the net income recorded during the same period. Our cash flow is typically generated from operating earnings. Historically, this cash flow has been used to repay debt and to invest in property and equipment that are core to our business. We invest in assets that have relatively long useful lives. The U.S. Internal Revenue Code permits us to accelerate the depreciation expense for tax purposes which allows us to defer the payment of income taxes in our tax filings.

On January 31, 2013 and 2012, our cash and cash equivalents by location were the following:

(In thousands)	January 31, 2013	January 31, 2012
United States	$22,978	$34,153
Europe	3,743	2,228
Mexico	409	563
Canada	939	52

Total	$28,069	$36,996

Our cash held outside the United States may be repatriated to the United States but, under current law, may be subject to United States federal income taxes, less applicable foreign tax credits. We do not plan to repatriate cash balances from our foreign subsidiaries to fund our operations within the United States. We have not provided for the United States federal tax liability on these amounts for financial statement purposes as this cash is considered permanently reinvested outside of the United States. Our intent is to meet our domestic liquidity needs through ongoing cash flow, external borrowings or both. We utilize a variety of strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

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

From time to time, we may amend our credit facilities or other debt instruments or repurchase our notes in the open market through negotiated transactions or otherwise.

Credit Facility

On June 1, 2011, we entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility and a $45.0 million revolving credit facility ($45.0 million available on January 31, 2013).

If more than 10% of the revolving loan commitments are outstanding on the last day of any fiscal quarter, the Credit Facility requires us and our restricted subsidiaries, on a consolidated basis, to maintain a total leverage ratio (defined as, at the last day of any period, the ratio of (a) the excess of (i) consolidated total debt on such day over (ii) an amount equal to the unrestricted cash and cash equivalents of us and our restricted subsidiaries on such date, not to exceed $50,000,000, to (b) consolidated EBITDA, calculated on a pro forma basis, for such period) not in excess of the ratio set forth opposite such fiscal quarter below:

Fiscal Quarter	Ratio
January 2013	7.50:1.00
April 2013	7.50:1.00
July 2013	7.50:1.00
October 2013	7.50:1.00
January 2014	7.00:1.00
April 2014	7.00:1.00
July 2014	7.00:1.00
October 2014	7.00:1.00
January 2015	6.50:1.00
April 2015	6.50:1.00
July 2015	6.50:1.00
October 2015	6.50:1.00
Thereafter	6.00:1.00

The Credit Facility also contains restrictive covenants (in each case, subject to exclusions) that limit, among other things, our ability and the ability of our restricted subsidiaries to: (1) create, incur, assume or suffer to exist any liens; (2) create, incur, assume or permit to exist, directly or indirectly, any additional indebtedness; (3) consolidate, merge, amalgamate, liquidate, wind up or dissolve themselves; (4) convey, sell, lease, license, assign, transfer or otherwise dispose of assets; (5) make certain restricted payments; (6) make certain investments; (7) make any optional prepayment, repayment or redemption with respect to, or amend or otherwise alter the terms of documents related to, certain subordinated indebtedness; (8) enter into sale leaseback transactions; (9) enter into transactions with affiliates; (10) change our fiscal year end date or the method of determining fiscal quarters; (11) enter into contracts that limit our ability to incur any lien to secure our obligations under the Credit Facility; (12) create any encumbrance or restriction on the ability of any restricted subsidiary to make certain distributions; and (13) engage in certain lines of business. The Credit Facility also contains other customary restrictive covenants. The covenants are subject to various baskets and materiality thresholds. The Credit Facility contains certain customary events of default, including, among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, judgment defaults, actual or asserted failure of any material guaranty or security documents supporting the Credit Facility to be in full force and effect and change of control. If such an event of default occurs, the agent under the Credit Facility is entitles to take various actions, including the acceleration of amounts due under the Credit Facility and all other actions that a secured creditor is permitted to take following a default.

We were not subject to a leverage ratio debt covenant contained in the Credit Facility on January 31, 2013, or January 31, 2012, because we did not have an outstanding balance on the revolving loan. Additionally, on January 31, 2013, and January 31, 2012, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin, subject to a LIBOR floor of 1.25%. The applicable term loan margin was 3.75% on January 31, 2013, and January 31, 2012, and, therefore, the interest rate on the outstanding term loan was 5.0% on January 31, 2013, and January 31, 2012. The weighted average interest rate on the term loan for the twelve months ended January 31, 2013, was 4.89%.

During the twelve months ended January 31, 2013 and eight months ended January 31, 2012 (Successor), we incurred interest and fees related to the Credit Facility of approximately $21.2 million and $14.8 million, respectively. Principal on the term loan is payable in quarterly installments of $1.0 million. Interest on the Credit Facility is payable quarterly.

Under the terms of the Credit Facility, beginning with the fiscal year ended January 31, 2013, we are required to make a mandatory prepayment if we have Excess Cash Flow at the end of the fiscal year within 10 business days of issuing our annual financial statements. The Excess Cash Flow is defined in the Credit Agreement which is incorporated by reference herein to Exhibit 10.1 to our Registration Statement on Form S-4 filed with the SEC on May 31, 2012.

During February 2013, we refinanced our term loan pursuant to an amended credit agreement. As a result of the amendment, we are not required to analyze whether we have Excess Cash Flow until the fiscal year ending January 31, 2014.

Refer to Note 19 of the consolidated financial statements for a further description of the refinancing.

Senior Unsecured Notes due 2019

On June 1, 2011, as part of the Transaction, B-Corp Merger Sub, Inc. issued $240.0 million of the Notes, at which time B-Corp Merger Sub, Inc. merged with and into LY BTI Holdings Corp. and changed its name to BakerCorp International, Inc. and became the surviving corporation in the merger and assumed all of B-Corp Merger Sub, Inc.’s obligations under the Notes and the related indenture by operation of law.

We may redeem all or any portion of the Notes on or after June 1, 2014 at the redemption prices set forth in the applicable indenture, plus accrued and unpaid interest. We may also redeem all or any portion of the Notes at any time prior to June 1, 2014, at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued interest. In addition, we may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings completed at any time prior to June 1, 2014 at a redemption price equal to 108.25%.

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

The debt outstanding on the Notes had a fixed interest rate of 8.25% for the twelve months ended January 31, 2013 and the eight months ended January 31, 2012.

For the twelve months ended January 31, 2013 and the eight months ended January 31, 2012, we incurred interest and fees related to the Notes of approximately $20.7 million and $14.0 million, respectively. Interest on the Notes is payable semi-annually.

Principal Payments on Debt

Principal payments on debt are due according to the table below (in thousands):

2014	$3,900
2015	3,900
2016	3,900
2017	3,900
2018	3,900
Thereafter	604,650

$624,150

Sources and Uses of Cash

(In thousands)	January 31, 2013	Increase/(Decrease)	January 31, 2012
Cash and cash equivalents	$28,069	$(8,927)	$36,996
Working capital	$58,170	$6,030	$52,140

Cash Provided by Operating Activities

Cash flow from operations for the twelve months ended January 31, 2013, the eight months ended January 31, 2012, and the four months ended May 31, 2011 totaled $66.7 million, $59.2 million, and $17.1 million, respectively. Cash provided by operating activities consists of net income adjusted for certain non-cash items, primarily amortization and depreciation, deferred income taxes, and share-based compensation expense, as well as the effect of changes in working capital and other activities.

Certain expenses related to the Transaction such as an accrued unrealized loss from the swap termination of $28.9 million and a $3.3 million loss on extinguishment of debt due to the write-off of unamortized deferred financing costs reduced net income during the four months ended May 31, 2011. The $3.3 million unrealized loss on interest rate swaps further reduced net income during the four months ended May 31, 2011.

During the twelve months ended January 31, 2013, share-based compensation expense increased by $0.5 million compared to the same period in the prior year. The increase was primarily due to $1.5 million of share-based compensation expense related to prior periods identified and recorded during the fourth quarter of fiscal 2013 (refer to Note 1 of the consolidated financial statements for further details on this immaterial correction of error) and $1.0 million expense related to options awarded to new hires during the twelve months ended January 31, 2013. The increase of $2.5 million was partially offset by the $2.0 million share-based compensation incurred related to the Transaction during the four months ended May 31, 2011. Refer to Note 3 of the consolidated financial statements for further details related to the Transaction.

The recovery of doubtful accounts totaled $1.2 million was due to better than expected loss rate on receivables during the twelve months ended January 31, 2013 compared to a provision of $2.2 million during the prior period. This had a $3.4 million adverse impact as a non-cash reconciling item on the change in cash flow from operations.

The $21.6 million change in deferred income taxes was driven by an increase in deferred tax liabilities during the eight months ended January 31, 2012 and the four months ended May 31, 2011. The increase in deferred tax liabilities was caused by accelerated depreciation expense and other amortization expense related to the Transaction, which had a favorable impact as a non-cash reconciling item on the cash flow from operations.

Cash flow from operations was negatively impacted by a decrease in cash provided by current liabilities during the twelve months ended January 31, 2013, compared to the eight months ended January 31, 2012 and the four months ended May 31, 2011. The factors contributing to the increase in accounts payable and accrued expenses in the prior year included:

•	a $8.2 million increase in payments made on accounts payable driven primarily by payments related to our increase in capital expenditures and inventory purchases; and

•	a $11.3 million increase in accrued mergers and acquisition costs during the four months ended May 31, 2011, which we repaid in a future period.

The decreases in cash provided by accounts payable and accrued expenses were offset by a decrease in the use of cash related to prepaid expenses and other assets.

The $1.4 million increase in cash flow attributable to prepaid expenses and other assets relates primarily to an increase in deposits made to our vendors during the prior period to support our increased capital expenditures.

Accounts receivable balance increased by $5.3 million during the twelve months ended January 31, 2013 driven by higher sales during this period, compounded by an increase in days sales outstanding (“DSO”). The increase of $12.1 million in accounts receivable during the prior period was driven by revenue growth and to a lesser extent, an increase in DSO.

The timing of cash receipts and disbursements related to other working capital items also affected the changes in net cash provided by operating activities.

Cash Used in Investing Activities

Cash spent on investing activities generally consists of property and equipment offset by the sale of equipment from our rental fleet. Purchases of property and equipment totaled $73.7 million, $56.9 million, and $10.7 million during the twelve months ended January 31, 2013, the eight months ended January 31, 2012, and the four months ended May 31, 2011, respectively. Proceeds from equipment sales totaled $3.2 million, $1.9 million, and $0.9 million during the twelve months ended January 31, 2013, the eight months ended January 31, 2012, and the four months ended May 31, 2011, respectively. We continue to invest in capital to support our branch expansion and our belief in the growth potential of certain long term trends. These trends include growth in the recovery of natural gas and oil from unconventional shale reserves through a shift to horizontal drilling and multistage hydraulic fracturing and the need to upgrade the United States’ aging sewer and water system infrastructure.

During the eight months ended January 31, 2012, we recorded the acquisition of the business (the Transaction), net of cash acquired in the amount of $961.4 million.

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

During the twelve months ended January 31, 2013, we repaid $3.9 million of principal on debt obligations compared to $2.0 million during the eight months ended January 31, 2012 and $4.1 million during the four months ended May 31, 2011.

Hedging Activities

We have used interest rate swap agreements to effectively convert debt with variable interest terms into a fixed interest obligation. Under our interest rate swap agreements, we typically agree to pay the counterparty a fixed rate of interest in exchange for receiving from the counterparty an interest rate that will vary on a similar function as the debt that we are attempting to hedge. We have historically conducted our swaps with large, well- capitalized counterparties whom we determined to be creditworthy.

We document all relationships between hedging instruments and hedged items, the risk management objective and strategy for undertaking various hedge transactions, the forecasted transaction that has been designated as the hedged item and how the hedging instrument is expected to reduce the risks related to the hedged item. We analyze the interest rate swaps quarterly to determine if the hedged transaction remains effective or ineffective. We may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if we elect to remove the cash flow hedge designation. If hedge accounting is discontinued and the hedged forecasted transaction remains probable of occurring, the previously recognized gain or loss on the interest rate swaps shall remain in accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings.

Our determination of the fair value of our interest rate swaps was calculated using a discounted cash flow analysis based upon the terms of the swap contracts and the observable interest rate curve. We adjust a liability on our balance sheet if the market value in our position of the interest rate swap is different than our basis in the interest rate swap agreements. If the interest rate swap agreements meet the conditions of hedge accounting under U.S. GAAP, we record a charge or credit to other comprehensive income, and for any portion of the interest rate swap agreements that either have not been designated as a hedge or do not meet all of the criteria to be classified as a hedge, we record a net unrealized gain or loss within our consolidated statement of operations.

On January 31, 2013, there were eight swap agreements with a total notional amount of $210.0 million outstanding, two with a three-year term and notional amount totaling $60.0 million with a fixed rate of 1.68% and six with a five-year term and a notional amount totaling $150.0 million with a fixed rate of 2.35%. On January 31, 2013 and January 31, 2012, we recorded a liability of $5.3 million and $6.0 million, respectively, with no unrealized gain or loss in the consolidated statements of operations for the ineffective portion of the change in fair value of the interest rate swap.

Contractual Obligations

We are obligated to make future payments under various contracts such as debt agreements, interest rate swap agreements, lease agreements, and purchase obligations. The following table represents our contractual obligations on January 31, 2013.

	Payments Due by Period
(in thousands)	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
Contractual obligations:
Commitment fee on credit facility	$763	$229	$458	$76	$—
Interest rate swap agreements	13,820	4,528	7,542	1,750	—
Operating lease obligations	24,858	7,427	10,581	4,404	2,446
Senior term loan (2)	384,150	3,900	7,800	7,800	364,650
Scheduled interest payment obligations under senior term loan (1) (2)	101,146	19,400	38,206	37,467	6,073
Senior unsecured notes	240,000	—	—	—	240,000
Scheduled interest payment obligations under senior unsecured notes	108,950	19,810	39,620	39,620	9,900

Total contractual obligations	$873,687	$55,294	$104,207	$91,117	$623,069

(1)	Variable rate based on the three-month LIBOR assuming no changes on January 31, 2013.
(2)	We refinanced our senior term loan during February 2013. Refer to Note 19 of the consolidated financial statements for further details.

Off-Balance Sheet Arrangements

At January 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material.

Seasonality

Demand from our customers has historically been higher during the second half of our fiscal year than the first half of the year. The peak demand period for our products and services typically occurs during August through November because certain customers need to complete maintenance work and other specific projects before the onset of colder weather in the winter season. Because much of our revenue is derived from storing or moving liquids, the impact of weather can hinder the ability of customers to fully use our equipment. This is particularly the case for customers with project locations in regions that are subject to freezing temperatures in winter.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Swap Agreement. We seek to reduce earnings and cash flow volatility associated with changes in interest rates through a financial arrangement intended to provide a hedge against a portion of the risks associated with such volatility. Interest rate swap agreements are the only instruments we use to manage interest rate fluctuations affecting our variable rate debt. We enter into derivative financial arrangements only to the extent that the arrangement meets the objectives described, and we do not engage in such transactions for speculative purposes.

Impact of Foreign Currency Rate Changes. We currently have branch operations outside the United States, and our foreign subsidiaries conduct their business in local currency. Our operations in Canada are denominated in the Canadian dollar, operations in France, Germany, and the Netherlands are denominated in the euro, operations in the United Kingdom are denominated in the British pound sterling, and operations in Mexico are denominated in the Mexican peso. Likewise, we pay our expenses in the local currencies, described above, in the areas in which we operate. We are exposed to foreign exchange rate fluctuations as the financial results of our non-United States operations are translated into U.S. dollars. Based upon the level of our international operations during fiscal year 2013 relative to the Company as a whole, a 10% change in the exchange rates would cause our annual after-tax earnings to change by approximately $0.2 million.

Counterparty Risk. Our interest rate swap financial instruments contain credit risk to the extent that our interest rate swap counterparties may be unable to meet the terms of the agreements. We seek to mitigate this risk by limiting our counterparties to highly rated, major financial institutions with good credit ratings. Although possible, management does not expect any material losses as a result of default by other parties. Neither the Company nor the counterparty requires any collateral for the derivative agreements. In estimating the fair value of our derivatives, management considered, among other factors, input from an independent third party with extensive expertise and experience.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

BakerCorp International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of BakerCorp International, Inc. and Subsidiaries (the “Company”) as of January 31, 2013 (Successor) and January 31, 2012 (Successor), and the related consolidated statements of operations and comprehensive income (loss), shareholder’s equity and cash flows for the year ended January 31, 2013 (Successor), the eight months ended January 31, 2012 (Successor), the four months ended May 31, 2011 (Predecessor), and the year ended January 31, 2011 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BakerCorp International, Inc. and Subsidiaries at January 31, 2013 (Successor) and January 31, 2012 (Successor), and the consolidated results of their operations and their cash flows for the year ended January 31, 2013 (Successor), the eight months ended January 31, 2012 (Successor), the four months ended May 31, 2011 (Predecessor), and the year ended January 31, 2011 (Predecessor) in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Irvine, California

April 19, 2013

BakerCorp International, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(In thousands)

	January 31, 2013	January 31, 2012
Assets
Current assets:
Cash and cash equivalents	$28,069	$36,996
Accounts receivable, less allowance for doubtful accounts of $3,023 and $4,921 on January 31, 2013 and 2012, respectively	62,489	55,824
Inventories, net	2,012	1,650
Prepaid expenses and other current assets	4,061	4,973
Deferred tax assets	6,699	2,869

Total current assets	103,330	102,312
Property and equipment, net	373,794	343,630
Goodwill	319,252	317,449
Other intangible assets, net	465,941	481,197
Deferred tax assets	66,451	78,203
Deferred financing costs, net	841	975
Other long-term assets	533	665

Total assets	$1,330,142	$1,324,431

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$21,178	$23,808
Accrued expenses	23,044	25,695
Current portion of long-term debt (net of deferred financing costs of $2,962 and $3,231 on January 31, 2013 and 2012, respectively)	938	669

Total current liabilities	45,160	50,172
Long-term debt, net of current portion (net of deferred financing costs of $15,572 and $17,714 on January 31, 2013 and 2012, respectively)	604,678	606,436
Deferred tax liabilities	273,003	277,526
Fair value of interest rate swap liabilities	5,293	6,003
Other long-term liabilities	2,612	2,166

Total liabilities	930,746	942,303

Commitments and contingencies	—	—

Shareholder’s equity:
Common stock, $0.01 par value; 100,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	397,696	394,601
Accumulated other comprehensive loss	(10,380)	(14,723)
Retained earnings	12,080	2,250

Total shareholder’s equity	399,396	382,128

Total liabilities and shareholder’s equity	$1,330,142	$1,324,431

The accompanying notes are an integral part of these consolidated financial statements.

BakerCorp International, Inc. and Subsidiaries (Successor)

and LY BTI Holdings Corp. and Subsidiaries (Predecessor)

Consolidated Statements of Operations

(In thousands)

	Successor		Predecessor
	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011	Twelve Months Ended January 31, 2011
Revenue:
Rental revenue	$253,005	$175,554	$77,710	$201,518
Sales revenue	18,640	12,490	5,770	15,231
Service revenue	42,822	26,366	11,474	29,337

Total revenue	314,467	214,410	94,954	246,086

Operating expenses:
Employee related expenses	91,541	53,877	29,945	69,943
Rental expenses	37,361	27,273	12,373	28,306
Repair and maintenance	15,162	11,386	4,596	13,609
Cost of goods sold	10,876	7,770	3,112	9,639
Facility expenses	20,801	12,180	5,594	15,851
Professional fees	7,536	2,870	13,536	3,357
Management fees	588	395	9,927	2,145
Merger and acquisition costs	—	10,528	—	—
Other operating expenses	11,769	9,425	4,189	9,688
Depreciation and amortization	58,667	45,268	11,125	34,946
(Gain) loss on sale of equipment	(903)	4	(558)	(1,067)

Total operating expenses	253,398	180,976	93,839	186,417

Income from operations	61,069	33,434	1,115	59,669

Other expenses:
Interest expense, net	43,707	29,889	16,349	50,605
Loss on extinguishment of debt	—	—	3,338	—
Foreign currency exchange loss, net	56	—	2	—
Accrued unrealized loss on interest rate swaps	—	—	28,934	—
Unrealized loss on interest rate swaps	—	—	3,310	4,075

Total other expenses, net	43,763	29,889	51,933	54,680

Income (loss) before income tax expense (benefit)	17,306	3,545	(50,818)	4,989
Income tax expense (benefit)	7,476	1,295	(16,836)	2,568

Net income (loss)	$9,830	$2,250	$(33,982)	$2,421

The accompanying notes are an integral part of these consolidated financial statements.

BakerCorp International, Inc. and Subsidiaries (Successor)

and LY BTI Holdings Corp. and Subsidiaries (Predecessor)

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Successor		Predecessor
	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011	Twelve Months Ended January 31, 2011
Net income (loss)	$9,830	$2,250	$(33,982)	$2,421
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on interest rate swap agreements	438	(3,706)	19,480	2,870
Change in foreign currency translation adjustments	3,905	(11,017)	1,451	(188)
Postretirement benefits	—	—	196	85

Other comprehensive income (loss)	4,343	(14,723)	21,127	2,767

Total comprehensive income (loss)	$14,173	$(12,473)	$(12,855)	$5,188

The accompanying notes are an integral part of these consolidated financial statements.

BakerCorp International, Inc. and Subsidiaries (Successor) and

LY BTI Holdings Corp. and Subsidiaries (Predecessor)

Consolidated Statements of Shareholder’s Equity

(In thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Total
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Successor
Balance at June 1, 2011	—	$—	$—	$—	$—	$—
Issuance of common stock	100	—	393,245	—	—	393,245
Additional investment from BakerCorp International Holdings, Inc., net	—	—	1,356	—	—	1,356
Other comprehensive loss	—	—	—	(14,723)	—	(14,723)
Net income	—	—	—	—	2,250	2,250

Comprehensive loss	—	—	—	—	—	(12,473)

Balance at January 31, 2012	100	$—	$394,601	$(14,723)	$2,250	$382,128

Additional investment from BakerCorp International Holdings, Inc., net	—	—	3,095	—	—	3,095
Other comprehensive income	—	—	—	4,343	—	4,343
Net income	—	—	—	—	9,830	9,830

Comprehensive income	—	—	—	—	—	14,173

Balance at January 31, 2013	100	$—	$397,696	$(10,380)	$12,080	$399,396

Predecessor
Balance at January 31, 2010	49,572,737	$496	$50,776	$(23,097)	$34,500	$62,675
Repurchase of common stock	(7,500)	—	(11)	—	—	(11)
Share-based compensation expense	—	—	1,927	—	—	1,927
Other comprehensive income	—	—	—	2,767	—	2,767
Net income	—	—	—	—	2,421	2,421

Comprehensive income	—	—	—	—	—	5,188

Balance at January 31, 2011	49,565,237	$496	$52,692	$(20,330)	$36,921	$69,779

Share-based compensation expense	—	—	2,378	—	—	2,378
Other comprehensive income	—	—	—	21,127	—	21,127
Net loss	—	—	—	—	(33,982)	(33,982)

Comprehensive loss	—	—	—	—	—	(12,855)

Balance at May 31, 2011	49,565,237	$496	$55,070	$797	$2,939	$59,302

The accompanying notes are an integral part of these consolidated financial statements.

BakerCorp International, Inc. and Subsidiaries (Successor)

and LY BTI Holdings Corp. and Subsidiaries (Predecessor)

Consolidated Statements of Cash Flows

(In thousands)

	Successor		Predecessor
	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011	Twelve Months Ended January 31, 2011
Operating activities
Net income (loss)	$9,830	$2,250	$(33,982)	$2,421
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Recovery of) provision for doubtful accounts	(1,191)	1,265	900	1,194
Share-based compensation expense	4,199	1,356	2,378	1,927
(Gain) loss on sale of equipment	(905)	4	(558)	(1,067)
Depreciation and amortization	58,781	45,268	11,125	34,946
Paid-in-kind interest on borrowings	—	—	—	13,755
Amortization of deferred financing costs	2,545	2,261	429	1,360
Unrealized loss on interest rate swaps	—	—	3,310	4,075
Loss on extinguishment of debt	—	—	3,338	—
Accrued unrealized loss on interest rate swaps	—	—	28,934	—
Deferred income taxes	2,922	(578)	(15,971)	966
Amortization of acquisition liabilities	(673)	(445)	—	—
Changes in assets and liabilities:
Accounts receivable	(5,257)	(3,873)	(8,192)	(9,328)
Inventories, net	(362)	(789)	(144)	136
Prepaid expenses and other assets	1,083	(3,332)	832	59
Accounts payable and accrued expenses	(4,286)	15,773	24,701	11,680

Net cash provided by operating activities	66,686	59,160	17,100	62,124

Investing activities
Acquisition of business, net of cash acquired	—	(961,377)	—	—
Purchases of property and equipment	(73,666)	(56,905)	(10,722)	(19,193)
Proceeds from sale of equipment	3,151	1,933	860	2,671

Net cash used in investing activities	(70,515)	(1,016,349)	(9,862)	(16,522)

Financing Activities
Repayments of long-term debt and capital leases	(3,900)	(1,950)	(4,117)	(39,088)
Return of capital to BakerCorp International Holdings, Inc.	(1,103)	—	—	—
Proceeds from issuance of long-term debt	—	630,000	—	—
Issuance of common stock	—	390,614	—	—
Repurchases of common stock	—	—	—	(11)
Payment of deferred financing costs	—	(24,181)	—	—

Net cash (used in) provided by financing activities	(5,003)	994,483	(4,117)	(39,099)
Effect of foreign currency translation on cash	(95)	(298)	(570)	244

Net (decrease) increase in cash and cash equivalents	(8,927)	$36,996	2,551	6,747
Cash and cash equivalents, beginning of period	36,996	—	14,088	7,341

Cash and cash equivalents, end of period	$28,069	$36,996	$16,639	$14,088

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$35,766	$24,302	$18,481	$34,746
Income taxes	$5,210	$2,606	$1,100	$1,147

Non-cash operating and financing activities:
Return of capital to BakerCorp International Holdings, Inc. related to a net cash settlement of options for shares of common stock in BakerCorp International Holdings Inc.	$(1,231)	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BakerCorp International, Inc. and Subsidiaries (Successor)

and LY BTI Holdings Corp. and Subsidiaries (Predecessor)

Notes to Consolidated Financial Statements

(In thousands)

Note 1. Organization and Summary of Significant Accounting Policies

Description of Business

On April 12, 2011, LY BTI Holdings Corp. and subsidiaries (the “Predecessor”) and its primary stockholder, Lightyear Capital, LLC (solely in its capacity as stockholder representative) (collectively, the “Sellers”), entered into an agreement (the “Transaction Agreement”) to be purchased by B-Corp Holdings, Inc. (“B-Corp”), an entity controlled by funds (the “Permira Funds”) advised by Permira Advisers L.L.C. (the “Sponsor”) (the “Transaction”). As part of the Transaction, the Predecessor also agreed to a plan of merger (“Merger” or “Merger Agreement”) with B-Corp Merger Sub, Inc. and its parent company, B-Corp, pursuant to which the Predecessor would merge with B-Corp Merger Sub, Inc. with the Predecessor surviving the Merger and changing its name to BakerCorp International, Inc. (“BakerCorp” or the “Successor”). B-Corp changed its name to BakerCorp International Holdings, Inc. (“BCI Holdings”) and owns one hundred percent of the outstanding equity of the Company. BCI Holdings is owned by the Permira Funds, along with certain Rollover Investors and Co-Investors that own, indirectly, one hundred percent of the outstanding stock of BCI Holdings. The Transaction and Merger were completed on June 1, 2011. See Note 3 for additional discussion.

Other than the name change, our primary business activities did not change after the Transaction and Merger. As a result of the Transaction, we applied the acquisition method of accounting and established a new accounting basis on June 1, 2011. Periods presented prior to June 1, 2011 represent the operations of the Predecessor, and periods presented after June 1, 2011 represent the operations of the Successor.

We are a provider of liquid and solid containment solutions, operating within a specialty sector of the broader industrial services industry. Our revenue is generated by providing rental equipment, customized solutions, and service to our customers. We provide a wide variety of steel and polyethylene temporary storage tanks, roll-off containers, pumps, filtration, pipes, hoses and fittings, shoring, and related products to a broad range of customers for a number of applications. Tank and roll-off container applications include the storage of water, chemicals, waste streams, and solid waste. Pump applications include the pumping of groundwater, municipal waste and other fluids. Filtration applications include the separation of various solids from liquids. We have branches in 23 states in the United States as well as branches in Canada, Mexico, France, Germany, the Netherlands, and the United Kingdom. For reporting purposes, a branch is defined as a location with at least one employee. As used herein, the terms “Company,” “we,” “us,” and “our” refer to BakerCorp and its subsidiaries, unless the context indicates to the contrary.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions with our subsidiaries have been eliminated in the consolidated financial statements.

Reclassification

We reclassified $0.6 million from prepaid expenses and other current assets to other long-term assets within the January 31, 2012 balance sheet. The reclassification had no effect on previously reported net income or shareholder’s equity.

Immaterial Error Correction

We made a correction for an immaterial error, which resulted in a $5.9 million decrease to goodwill, a $5.2 million increase to deferred tax assets, and a $0.7 million decrease to deferred tax liabilities. The adjustment was the result of unrealized excess tax benefits related to stock option exercises that were not recognized prior to the Transaction, but became recognizable as a result of the Transaction and our new basis of accounting. The adjustment was reflected retroactively within the January 31, 2012 balance sheet, and the purchase price allocation in Note 3, the disclosure of goodwill in Note 6, and the disclosure of income taxes in Note 11 have also been changed to reflect this correction.

In addition, during the fourth quarter ended January 31, 2013, we completed our analysis of certain options granted during fiscal years 2012 and 2013 that had characteristics of “deep-out-of-the-money” options. Based on this analysis, we concluded that the second and third tranches of these options were granted “deep-out-of-the-money,” and the first tranche was not considered to be “deep-out-of-the-money.” Options granted deep-out-of-the-money are deemed to contain a market condition and as a result the fair value cannot be estimated using a standard Black-Scholes model but requires a more complex valuation approach. In addition, the grant date fair value must be recognized in the income statement on a tranche by tranche basis (often referred to as the “accelerated attribution method”) rather than on a straight-line basis.

Based on the grant date fair value of the deep-out-of-the-money options and the use of the accelerated attribution method we determined the following:

•	$1.0 million of additional share-based compensation expense should have been recorded during the eight months ended January 31, 2012; and

•	$0.5 million of additional share-based compensation expense should have been recorded during the nine months ended October 31, 2012.

We recorded these additional share-based compensation expenses during the fourth quarter of fiscal year 2013. Refer to Note 12 for further details.

Management evaluated the materiality of these errors quantitatively and qualitatively, and has concluded that they were not material, individually or in the aggregate, to the prior period annual and quarterly financial statements as a whole.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make a number of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, judgments, and assumptions, including those related to revenue recognition, allowances for doubtful accounts, warranties, inventory valuation, customer rebates, sales allowance, medical insurance claims, litigation accruals, impairment of long-lived assets, intangible assets and goodwill, income taxes, and share-based compensation expense. Our estimates, judgments, and assumptions are based on historical experience, future expectations, and other factors which we believe to be reasonable. Actual results may differ from our expectations. Based on our evaluation, our estimates, judgments, and assumptions may be adjusted as more information becomes available. Any adjustment may be material.

Concentration of Risk

The Company provides services to customers in diverse industries and geographic regions. The Company continuously evaluates the creditworthiness of its customers and generally does not require collateral. No single customer represented more than 10% of our consolidated revenues during the twelve months ended January 31, 2013, the eight months ended January 31, 2012, the four months ended May 31, 2011, or the twelve months ended January 31, 2011.

In North America, we have a small group of suppliers for efficiency. We do not maintain long-term supply agreements with any of our North American suppliers. In Europe, we have agreed to purchase our rental equipment exclusively from a single supplier. In exchange, this vendor has agreed that it will not supply similar equipment to our competitors. We have identified alternative sources of supply; however, there can be no assurance that we will continue to obtain these purchases on a timely basis. An extended interruption, shortage or termination in the supply of goods, materials used to manufacture these goods, a reduction in their quality or reliability or a significant increase in the price, may have an adverse effect on our operating results, financial condition and cash flow.

Revenue Recognition

Rental Revenue—Rental revenue is generated from the direct rental of our equipment fleet, and to a lesser extent the re-rent of third party equipment, to our customers. We enter into contracts with our customers to rent equipment based on a daily rental rate. The rental agreement may generally be terminated by us or our customers at any time. We recognize rental revenue upon the passage of each rental day when (i) there is written contractual evidence of the arrangement, (ii) the price is fixed and determinable and (iii) there is no evidence indicating that collectability is not reasonably assured. From time to time we offer volume rebates and discounts. Such items are treated as reduction in revenue.

Re-rent revenue, which we report as a component of Rental Revenue, includes: (i) rental income generated by equipment that we have rented from third party vendors to supplement our fleet (specialty equipment) and to fill an immediate need where the equipment required is not available; (ii) reimbursement revenue to cover costs incurred to repair equipment damaged during customer use; and (iii) reimbursement for hauling of re-rent equipment and services performed by third parties for the benefit of the customer.

We do not require deposits from our customers, record any contingent rent or incur or capitalize any initial direct costs related to our rental arrangements.

Sales Revenue—Sales revenue consists of the sale of new items held in inventory, such as pumps and filtration units. Proceeds from the sale of rental fleet equipment are excluded from sales revenue and are recorded as “Gain (loss) on sale of equipment.” We sell our products pursuant to sales contracts with our customers, which state the fixed sales price and the specific terms and conditions of the sale. Product sale revenue is recognized when persuasive evidence of an arrangement exists, the products have been delivered to customers, the pricing is fixed or determinable and there is no evidence indicating that collectability is not reasonably assured.

Service Revenue—Service revenue consists of revenue for value-added services, such as consultation and technical advice and transportation services. Service revenue is recognized when persuasive evidence of an arrangement exists, the services have been rendered and contractually earned, the pricing is fixed or determinable and there is no indication that the collectability of the revenue will not be reasonably assured.

Multiple Element Arrangements—When we enter into an arrangement that includes multiple elements (equipment rental, product sales and/or services), we evaluate each deliverable to determine whether it represents separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value and there is no customer-negotiated refund or return rights for the delivered elements. Rental equipment, products or services have standalone value if they can be performed or sold separately by us or another vendor. Allocation of the consideration is determined at the arrangement inception on the basis of each unit’s relative selling price. The allocation of value to each separate unit of accounting is derived based on management’s best estimate of selling price when vendor specific evidence or third party evidence is unavailable.

Volume Based Rebates and Discounts and Sales Allowances

Volume Based Rebates and Discounts—We accrue for volume based rebates and discounts based on our historical experience and expectations regarding future customer sales. Adjustments to these accruals may be required if actual experience is different than our estimates. Rebates and discounts are recognized as a reduction of sales if distributed in cash or customer account credits. Rebates and discounts are recognized as cost of sales if we provide products or services for payment.

Sales Allowances—The provision recorded for estimated sales allowances is deducted from gross sales to arrive at net sales in the period the related revenue is recorded. These estimates are based on an analysis of historical credit memo data and other known factors.

Accounts receivable are recorded at the invoiced amount and do not bear interest. Discounts, rebates, and sales allowances are recognized as reductions of gross accounts receivable to arrive at accounts receivable, net when the sales allowances are distributed in customer account credits.

Purchase Accounting

We account for acquisitions using the acquisition method of accounting. Under this method, the fair value of the transaction consideration is allocated to the estimated fair values of assets acquired and liabilities assumed on the acquisition date. The excess of the purchase price over the estimated fair value of the net assets and liabilities acquired represents goodwill that is subject to annual impairment testing.

Fair Value Measurements

We measure fair value using the framework established by the Financial Accounting Standards Board (“FASB”) accounting guidance for fair value measurements and disclosures. This framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

The valuation techniques are based upon observable and unobservable inputs. Observable or market inputs reflect market data obtained from independent sources. Unobservable inputs require management to make certain assumptions and judgments based on the best information available. Observable inputs are the preferred data source. These two types of inputs result in the following fair value hierarchy:

•	Level 1—Quoted prices (unadjusted) for identical instruments in active markets.

•

Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Prices or valuations that require management inputs that are both significant to the fair value measurement and unobservable.

Derivative Instruments

Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, requires us to recognize all of our derivative instruments as either other assets or other liabilities in the consolidated balance sheets at fair value. The fair value of interest rate hedges reflects the estimated amount that we would receive or pay to terminate the contracts at the reporting date. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Our derivatives are valued using observable data as inputs and therefore are categorized as Level 2 financial instruments.

The effective portion of the gain or loss on our derivative instruments is reported as a component of other comprehensive income/(loss) and is subsequently reclassified into interest expense during the same period interest cash flows for our floating-rate debt (hedged item) occur. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized within interest (income) expense during the period of change. For derivative instruments that are not designated as hedging instruments, the gain or loss is recognized in interest (income) expense during the period of change and net payments under these derivatives are recorded as realized.

Cash Flow Hedges

In order to reduce our exposure to variability in future cash flows attributable to interest rate risk, we have entered, and may in the future enter, into interest rate swap agreements where we receive floating interest rate payments in exchange for our fixed interest rate payments, effectively converting a floating rate borrowing into a fixed rate borrowing. We intend to continue to hedge the risk related to changes in our base interest rate (LIBOR).

On the date we enter into interest rate swaps, we generally elect to designate them as cash flow hedges associated with the interest payments. To qualify for cash flow hedge accounting, interest rate swaps must meet certain criteria, including (1) the items to be hedged expose us to interest rate risk, (2) the interest rate swaps are highly effective in reducing our exposure to interest rate risk, and (3) with respect to an anticipated transaction, the transaction is probable.

We document all relationships between the hedging instruments and hedged items, the risk management objective and strategy for undertaking the hedge transaction, the forecasted transaction that has been designated as the hedged item, and how the hedging instrument is expected to reduce the risks related to the hedged item. We analyze the interest rate swaps quarterly to determine if the hedged transaction remains highly effective. We may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or we elect to remove the cash flow hedge designation. If hedge accounting is discontinued and the forecasted hedged transaction remains probable of occurring, the previously recognized gain or loss on the interest rate swap within accumulated other comprehensive income is reclassified into earnings during the same period during which the hedged forecasted transaction affects earnings.

Counterparty Risk

Our derivative financial instruments contain credit risk to the extent that our interest rate swap counterparties are unable to meet the terms of the agreements. We minimize this risk by limiting our counterparties to highly rated, major financial institutions with good credit ratings. Management does not expect any material losses as a result of a default by our counterparties. We do not require any collateral for the derivative agreements and neither do our counterparties.

Management considered, among other factors, input by an independent third party with extensive expertise and experience while estimating the fair value of our derivatives.

Cash and Cash Equivalents

Cash and cash equivalents include cash accounts and all investments purchased with initial maturities of three months or less. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are high quality. These financial institutions are located in many different geographic regions. As part of our cash and risk management processes, we perform periodic evaluations of the relative credit standing of our financial institutions. We have not sustained credit losses from instruments held at financial institutions. On January 31, 2013, our domestic deposits with financial institutions exceeded the Federal Deposit Insurance Corporation’s insured limit by $22.4 million.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on a variety of factors, including historical experience, length of time receivables are past due, current economic trends and changes in customer payment behavior. Also, we record specific provisions for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to a customer change, our estimates of the recoverability of the receivables would be further adjusted. The allowance for doubtful accounts has historically been adequate compared to actual losses.

Operating Expenses

Our operating expenses consist of the following:

Employee Related Expenses include employee compensation, payroll taxes, temporary labor, and benefits such as bonuses, group medical and workers’ compensation costs, 401(k) matching and profit sharing. This caption reflects the cost of all our employees, including those directly involved in the performance of services, rental of equipment, and general and administrative functions. Our services and rental related activities are typically performed by the same branch employees who operate from the same base of operations using the same support equipment.

Rental Expense includes costs directly related to the rental of equipment and the performance of related services. These costs include outside hauling, re-rental and truck expenses such as fuel and supplies.

Repair and Maintenance expense includes the costs to repair and maintain our rental and rental support equipment.

Cost of Goods Sold includes the third party cost of items purchased, held in inventory and sold during the period.

Facilities Expenses include the property rent, property taxes, yard, shop, office, telephone and utility expenses of all our locations, including those directly involved with the performance of services, rental of equipment, and general and administrative functions.

Professional Fees include outside legal, consulting, accounting, and other professional fees.

Management Fees are costs for services provided by the Sponsor.

Merger and Acquisition Costs include costs directly attributable to the Transaction recorded by the Successor.

Other Operating Expenses include travel and entertainment, advertising and promotion, liability insurance, licenses, employee hiring and recruiting costs, and bad debt expense. These costs are general and administrative in nature.

Depreciation and Amortization includes the recognition of costs for property and equipment and the amortization of our other intangible assets. Property and equipment are recorded at historical cost. We do not assume any residual value at the end of the assets’ useful lives. Depreciation of property and equipment and amortization of other intangible assets is calculated utilizing the straight-line method over the estimated useful lives of the assets, except our trade name, which has an indefinite life. Depreciation is composed primarily of costs recognized for rental and rental support equipment.

Gain (Loss) on Sale of Equipment includes the difference between the proceeds received and the net book value of rental assets sold. Occasionally, we sell assets from our rental fleet, primarily as part of the normal process of disposing of items at the end of their useful life, as an accommodation to our customers or for other reasons. Historically, we have not received significant proceeds from the sale of equipment.

Advertising Costs

Advertising and promotional costs, which are included within other operating expenses, are expensed as incurred. For the twelve months ended January 31, 2013 (Successor), the eight months ended January 31, 2012 (Successor), the four months ended May 31, 2011 (Predecessor), and the twelve months ended 2011 (Predecessor), we recorded advertising expense of $0.6 million, $0.4 million, $0.2 million, and $0.4 million, respectively, and promotional expense of $0.5 million, $0.8 million, $0.2 million, and $0.5 million, respectively.

Inventories

Inventories, consisting of finished goods, are stated at the lower of cost or market value. Cost is determined using the average cost method. Our reserve for excess and obsolete inventory and shrinkage is determined based upon estimates of future demand for our products and historical write-off activity.

Deferred Financing Costs

Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. In connection with our credit facilities, we recorded $24.2 million of debt financing costs during the eight months ended January 31, 2012 (Successor). On January 31, 2013 and 2012 (Successor) $18.5 million and $20.9 million, respectively, is reflected as a reduction of the underlying debt and $0.8 million and $1.0 million, respectively, of deferred financing costs are reflected as a non-current asset in the accompanying consolidated balance sheets. We amortized $1.6 million and $1.0 million of deferred financing costs during the twelve months ended January 31, 2013 and the eight months ended January 31, 2012 (Successor), respectively.

Property and Equipment

Property and equipment acquired in business combinations are recorded at estimated fair value. Additions to property and equipment are recorded at cost. Repair and maintenance costs that extend the useful life of the equipment beyond its original life or provide new functionality are capitalized. Routine repair and maintenance costs are charged to repair and maintenance expense as incurred. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets.

Estimated useful lives are as follows:

Assets held for use:
Leasehold improvements	Shorter of the lease term or 5 years
Office furniture and equipment	3 to 7 years
Machinery and equipment	5 to 7 years

Assets held for rental:
Berms	2 years
Boxes	10 to 20 years
Filtration	6 years
Generators	7 years
Pipes, hoses and fittings	1 to 2 years
Polyethylene tanks	15 years
Pumps	7 years
Shoring	1 to 5 years
Steel tanks	20 to 30 years
Tank trailers	17 years

See Note 5 for details of assets held for rent and assets held for use.

During the twelve months ended January 31, 2011 (Predecessor), a change in the useful lives of our shoring equipment was implemented to more closely align the estimated useful lives with the actual economic lives. This change in estimate resulted in additional depreciation expense of $2.1 million related to equipment that had reached the end of its economic life and $0.1 million due to the shorter useful lives during the twelve months ended January 31, 2011 (Predecessor).

Goodwill

The excess of acquisition costs over the estimated fair value of net assets acquired and liabilities assumed is recorded as goodwill. We evaluate the carrying value of goodwill on November 1st of each year and between annual evaluations if events occur or circumstances change that may reduce the fair value of the reporting unit below its carrying amount. Such circumstances may include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition or (3) an adverse action or assessment by a regulator.

When performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities to those reporting units. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. We have seven reporting units consistent with our operating divisions. See Note 13 for further discussion of the determination of operating segments and reporting units.

To evaluate whether goodwill is impaired, we compare the estimated fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. We estimate the fair value of our reporting unit based on income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of Enterprise Value to earnings before deducting interest, income taxes, and depreciation and amortization (“EBITDA”) for comparable companies. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

To calculate the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is first allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the reporting unit’s fair value over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

We conducted goodwill impairment reviews on November 1, 2012, 2011, and 2010. Based on the analysis performed, we determined that the fair values of our reporting units exceeded their carrying amounts, including goodwill, and, therefore, they were not impaired.

Other Intangible Assets

Indefinite-Lived Intangible Assets—We evaluate the carrying value of our indefinite-lived intangible assets (trade name) on November 1st of each year and between annual evaluations if events occur or circumstances change that may reduce the fair value of the reporting unit below its carrying amount. To test indefinite-lived intangible assets for impairment, we compare the fair value of our indefinite-lived intangible assets to carrying value. We estimate the fair value using an income approach, using the asset’s projected discounted cash flows. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than the carrying value. We did not record any indefinite-lived asset impairment charges during fiscal years 2013, 2012 and 2011.

Definite-Lived Intangible Assets—Definite-lived intangible assets are amortized using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

	Successor	Predecessor
Customer backlog	—	1 – 3 months
Customer relationships	25 years	15 years
Non-compete agreement	—	6 years

We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which may trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner or use of the assets or strategy for the overall business; (3) significant negative industry or economic trends; and (4) a significant decline in the value of our stock for a sustained period.

The asset is impaired if its carrying value exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors.

The impairment loss is the amount by which the carrying value of the asset exceeds its fair value. We estimate fair value utilizing the projected discounted cash flow method and a discount rate determined by our management to be commensurate with the risk inherent in our current business model. When calculating fair value, we must make assumptions regarding estimated future cash flows, discount rates and other factors.

Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related carrying value of the asset to its estimated fair value. As of January 31, 2013 and 2012, there were no indicators of impairment.

Stock Incentive Plan

We account for our stock incentive plan under the fair value recognition method. All of the shares of common stock of BakerCorp International, Inc. are held by BakerCorp International Holdings, Inc. Accordingly, stock option holders own options to purchase BakerCorp International Holdings, Inc.’s common stock. The share-based compensation is included within employee related expenses of the statements of operations. Cash flows resulting from option exercise and from the tax benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are included within return of capital to BakerCorp International Holdings, Inc., which is classified as financing cash flows on the statements of cash flows.

Income Taxes

Income tax expense includes U.S. and foreign income taxes. We account for income taxes using the liability method. We record deferred tax assets and deferred tax liabilities on our balance sheet for expected future tax consequences of events recognized in our financial statements in a different period than our tax return using enacted tax rates that will be in effect when these differences reverse. We record a valuation allowance to reduce net deferred tax assets if we determine that it is more likely than not that the deferred tax assets will not be realized. A current tax asset or liability is recognized for the estimated taxes refundable or payable for the current year.

Accounting standards prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of the positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. A “more likely than not” tax position is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement, or else a full reserve is established against the tax asset or a liability is recorded.

Our policy is to recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in other operating expense in the consolidated statements of operations.

Foreign Currency Translation and Foreign Currency Transactions

We use the U.S. dollar as our functional currency for financial reporting purposes. The functional currency for most of our foreign subsidiaries is their local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using the average exchange rate during each period. The gains and losses resulting from the translation are included in the foreign currency translation adjustment account, a component of accumulated other comprehensive income (loss) in shareholder’s equity, and are excluded from net income. The portions of intercompany accounts receivable and accounts payable that are intended for settlement are translated at exchange rates in effect at the balance sheet dates. Our intercompany foreign investments and long-term debt that are not intended for settlement are translated using historical exchange rates.

Transaction gains and losses generated by the effect of changes in foreign currency exchange rates on recorded assets and liabilities denominated in a currency different than the functional currency of the applicable entity are recorded in other expenses, net.

Valuation of the Company

At the time of the Transaction, BakerCorp International, Inc. issued 100 shares to BCI Holdings for $390.0 million. The basis of this valuation was the purchase price in connection with the Transaction.

Note 2. Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This update was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU No. 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. This update was effective for reporting periods that began on or after December 15, 2011. We adopted this ASU beginning February 1, 2012.

During June 2011, the FASB issued ASU No. 2011-05, which requires an entity to present the components of net income and the components of other comprehensive income (loss) either in a single continuous statement or in two separate but consecutive statements. This pronouncement was effective for fiscal years, and interim periods within those years, that began on December 15, 2011. We adopted this ASU beginning February 1, 2012 and have applied it retrospectively by displaying separate statements of comprehensive income (loss).

New Accounting Pronouncements

During February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 finalizes the requirements of ASU No. 2011-05 that ASU No. 2011-12 deferred, clarifying how to report the effect of significant reclassifications out of accumulated other comprehensive income. ASU No. 2013-02 is to be applied prospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2012. The adoption of ASU No. 2013-02 is not expected to have a significant impact on our consolidated financial position or results of operations.

During January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This update was issued to limit the scope of the new balance sheet offsetting disclosure requirements to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions. The scope clarification responds to concerns raised by constituents that ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, as written, would have required disclosures for arrangements beyond what the FASB initially contemplated. ASU No. 2011-11 enhances disclosures regarding financial instruments and derivative instruments. Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. Like ASU No. 2011-11, ASU No. 2013-01 is effective for annual periods beginning on or after January 1, 2013 (including interim periods within them) and retrospectively for all periods presented on the balance sheet. The adoption of ASU No. 2013-01 is not expected to have a significant impact on our consolidated financial position or results of operations.

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

During July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This pronouncement simplified the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendments allow an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU No. 2012-02 is not expected to have a significant impact on our consolidated financial position or results of operations.

Note 3. Transaction Agreement

In connection with the Transaction Agreement discussed in Note 1, on June 1, 2011, the following occurred:

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

•

certain shares of LY BTI Holdings Corp. common stock and options (the “Rollover Shares”) held by management and other employees who so elected (the “Rollover Investors”) were exchanged for shares of capital stock and options of BakerCorp International Holdings, Inc. (the parent of BakerCorp International, Inc.); and

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

At the date of the Transaction, there were 49.6 million shares of LYBTI common stock that were outstanding. There were 5.9 million options with a weighted average exercise price $3.03 per share. All options became fully vested as a result of the Transaction.

The total cash consideration of $978.0 million for the Transaction was used to (i) retire Predecessor debt and accrued interest, (ii) fund the termination obligations of interest rate swap agreements, (iii) fund $25.7 million of Transaction expenses (exclusive of merger and acquisition costs and share-based compensation expenses) and (iv) the balance was distributed to shareholders. Refer to the following table for the Predecessor purchase price distribution.

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

Management of the Predecessor elected to accept 36,399 shares of BakerCorp International Holdings, Inc. in exchange for approximately 468,400 shares of the Predecessor company valued at $3.6 million. The value of the shares of BakerCorp International Holdings, Inc. was estimated to be the same value as that of the Predecessor company.

Management also elected to exchange options to purchase approximately 2,280,000 shares of common stock of the Predecessor company, with an average exercise price of $2.79 per share, for options to purchase 177,194 shares of common stock of BakerCorp International Holdings, Inc. with a fair value of $11.4 million. The value of the options to purchase common stock of BakerCorp International Holdings, Inc. was estimated to be the same value as that of the Predecessor options.

The total value of Predecessor shares and options which were exchanged for shares and options (“Rollover equity”) of BakerCorp International Holdings, Inc. was $15.0 million.

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

•

a senior secured credit facility (the “Credit Facility”) in an aggregate principal amount of up to $435.0 million that includes a $390.0 million term loan facility and a $45.0 million revolving credit facility (with an available balance of $45.0 million on January 31, 2012 and January 31, 2013); and

•	$240.0 million in aggregate principal amount of senior unsecured notes (the “Notes”) issued in the Company’s debt offering, which closed on June 1, 2011.

The equity contribution described above included cash contributions from the Permira Funds and the Co-Investors as well as the rollover of shares of capital stock and options by the Rollover Investors. See Note 8 for additional discussion. The following table presents the sources and uses of cash related to the Transaction.

Sources and Uses

(In thousands)

Equity contribution of investors	$375,614
Rollover equity of management	15,000
Net proceeds of credit facility	375,443
Net proceeds of the Notes	230,351

Total sources	$996,408

Purchase price	$978,015
Permira added contribution	7,821

Total consideration	985,836
Cash contribution for merger and acquisition costs	10,572

Total uses	$996,408

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

Fair value of tangible assets and liabilities acquired:
Cash and cash equivalents	$24,459
Accounts receivable	53,216
Inventories	862
Prepaid expenses and other current assets	2,306
Property and equipment	325,588
Deferred tax assets (1)	84,768
Accounts payable	(13,311)
Other short-term liabilities	(20,421)
Other long-term liabilities	(2,611)
Deferred tax liabilities (1)	(283,344)

Total net tangible assets and liabilities		171,512
Fair value of identifiable intangible assets acquired:
Customer relationships (25-year life)	406,443
Trade names (indefinite life)	88,433
Goodwill (1)	322,079

Total identified intangible assets acquired		816,955

Total purchase price		$988,467

(1)	As discussed in Note 1, we made a correction for an immaterial error which resulted in a $5.9 million decrease to goodwill, a $5.2 million increase to deferred tax assets, and a $0.7 million decrease to deferred tax liabilities. The adjustment has been reflected in the purchase price allocation. The adjustment was the result of unrealized excess tax benefits related to stock option exercises that were not recognized prior to the Transaction but became recognizable as a result of the Transaction and our new basis of accounting.

Transaction Costs

During the four months ended May 31, 2011, the Predecessor recorded Transaction costs of $58.8 million. These costs include $15.2 million of accounting, investment banking, legal and other costs associated with the Transaction and a non-cash charge for share-based compensation of approximately $2.0 million resulting from the acceleration of stock options and restricted stock. Additionally, to settle the monitoring fee agreement, the Predecessor paid an affiliate of Lightyear Capital (the “Former Sponsor”) $9.3 million in fees and expenses, which is reflected within management fees in the statement of operations for the four months ended May 31, 2011. During the period from June 1, 2011 to January 31, 2012, we recorded Transaction costs of $11.2 million consisting primarily of merger and acquisition costs of $10.5 million and other professional fees related to the Transaction.

	Successor	Predecessor
(In thousands)	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011	Total
Operating expenses:
Management fees-sponsor expenses	$—	$9,337	$9,337
Professional fees-investment banking expenses	—	9,791	9,791
Merger and acquisition costs	10,528	—	10,528
Employee related expenses-bonus	—	2,789	2,789
Professional fees-legal expenses	68	1,833	1,901
Professional fees-accounting	587	600	1,187
Professional fees-consulting	25	—	25
Other operating expenses	20	190	210
Employee related expenses- share-based compensation expenses	—	1,995	1,995

Total operating expenses	11,228	26,535	37,763

Non-operating expenses:
Loss on extinguishment of debt	—	3,338	3,338
Accrued unrealized loss on interest rate swaps	—	28,934	28,934

Total non-operating expenses	—	32,272	32,272

Total Transaction expenses	$11,228	$58,807	$70,035

Pro Forma Financial Information

The following pro forma financial data summarizes our results of operations as if the Transaction occurred on February 1, 2010:

	Successor		Predecessor
(In thousands)	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011	Twelve Months Ended January 31, 2011
Revenue	$314,467	$214,410	$94,954	$246,086
Net income (loss)	$11,259	$10,590	$3,297	$(9,112)

The pro forma amounts represent our results of operations with appropriate adjustments, which are expected to have a continuing impact, resulting from the application of acquisition accounting. The pro forma financial data is provided for informational purposes only and is not necessarily indicative of what our results of operations would have been had the Transaction occurred on February 1, 2010 or the results of operations for any future periods. The pro forma adjustments include (i) adjustments to net income for the depreciation expense booked as a result of fair value adjustments to property and equipment, ii) postretirement medical benefits, (iii) change in interest expense due to the new credit facilities, and (iv) reversal of the loss on interest rate swaps. Pro forma adjustments, net of income tax effect, are summarized in the following table:

	Successor		Predecessor
(In thousands)	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011	Twelve Months Ended January 31, 2011
Pro forma net income (loss)	$11,259	$10,590	$3,297	$(9,112)
Net income (loss)	9,830	2,250	(33,982)	2,421

Pro forma change in net income (loss)	1,429	8,340	37,279	(11,533)

Depreciation due to fair value adjustments	—	—	(4,185)	(16,545)
Interest expense due to new credit facilities	2,370	2,339	2,469	8,585
Postretirement benefit expense	(91)	(61)	(30)	(91)
Reversal (addition) of accounting and legal fees related to the Transaction	—	655	2,433	(655)
Reversal (addition) of investment banking fees related to the Transaction	—	—	9,791	—
Reversal (addition) of merger and acquisition costs related to the Transaction	—	10,528	—	(10,528)
Reversal (addition) of sponsor management fees related to the Transaction	—	—	9,337	—
Reversal (addition) of compensation expense related to the Transaction	—	—	4,784	—
Reversal (addition) of other operating expense related to the Transaction	—	45	190	(45)
Reversal of loss on interest rate swaps	—	—	32,244	—
Reversal of loss on extinguishment of debt	—	—	3,338	—
Income tax effect	(850)	(5,166)	(23,092)	7,746

Pro forma change in net income	$1,429	$8,340	$37,279	$(11,533)

Note 4. Inventories, net

Our inventories are composed of finished goods that we purchase and hold for resale. Inventories are valued at the lower of cost or market value. The approximate cost is determined using the average cost method. We write down our inventories for the estimated difference between the approximate cost and the estimated market value based upon our best estimates of market conditions.

We carry inventories in amounts necessary to satisfy our customers’ inventory requirements on a timely basis. We continually monitor our inventory status to control inventory levels and write down any excess or obsolete inventories on hand.

Inventories consisted of the following on the dates indicated:

(In thousands)	January 31, 2013	January 31, 2012
Finished goods	$2,619	$2,178
Less: inventory reserve	(607)	(528)

Inventories, net	$2,012	$1,650

Note 5. Property and Equipment, net

Property and equipment, net consisted of the following on January 31, 2013:

(In thousands)	Cost	Accumulated depreciation	Net Carrying Amount
Assets held for rent:
Berms	$2,818	$(1,495)	$1,323
Boxes	23,445	(5,541)	17,904
Filtration	4,981	(1,931)	3,050
Generators and light towers	255	(115)	140
Pipes, hoses and fittings	16,752	(11,052)	5,700
Polyethylene tanks	3,296	(860)	2,436
Pumps	38,266	(11,122)	27,144
Shoring	1,473	(1,016)	457
Steel tanks	315,186	(27,293)	287,893
Tank trailers	1,899	(688)	1,211
Construction in progress	2,590	—	2,590

Total assets held for rent	410,961	(61,113)	349,848

Assets held for use:
Leasehold improvements	2,569	(555)	2,014
Machinery and equipment	26,979	(11,386)	15,593
Office furniture and equipment	4,244	(1,683)	2,561
Software	2,155	(472)	1,683
Construction in progress	2,095	—	2,095

Total assets held for use	38,042	(14,096)	23,946

Total	$449,003	$(75,209)	$373,794

Property and equipment, net consisted of the following on January 31, 2012:

(In thousands)	Cost	Accumulated depreciation	Net Carrying Amount
Assets held for rent:
Berms	$1,622	$(646)	$976
Boxes	21,873	(2,659)	19,214
Filtration	4,198	(915)	3,283
Generators and light towers	219	(66)	153
Pipes, hoses and fittings	9,511	(4,184)	5,327
Polyethylene tanks	2,053	(542)	1,511
Pumps	22,923	(4,691)	18,232
Shoring	1,062	(573)	489
Steel tanks	282,406	(12,108)	270,298
Tank trailers	1,870	(321)	1,549
Other	2,088	—	2,088
Construction in progress	5,241	—	5,241

Total assets held for rent	355,066	(26,705)	328,361
Assets held for use:
Leasehold improvements	1,727	(153)	1,574
Machinery and equipment	16,766	(6,170)	10,596
Office furniture and equipment	2,786	(926)	1,860
Construction in progress	1,239	—	1,239

Total assets held for use	22,518	(7,249)	15,269

Total	$377,584	$(33,954)	$343,630

On January 31, 2013 and 2012, we had $49.5 million and $37.0 million, respectively, of net property and equipment located outside of the United States. We had $41.7 million and $30.6 million of net property and equipment located in Europe on January 31, 2013 and 2012, respectively.

Depreciation expense for the twelve months ended January 31, 2013 (Successor), the eight months ended January 31, 2012 (Successor), the four months ended May 31, 2011 (Predecessor), and the twelve months ended January 31, 2011 (Predecessor), was $42.5 million, $34.5 million, $10.0 million, and $31.6 million, respectively.

Note 6. Goodwill and Other Intangible Assets

Goodwill

Goodwill by reportable segment on January 31, 2013 and 2012 and the changes in the carrying amount of goodwill during the twelve months ended January 31, 2013 were the following:

(In thousands)	North America	Europe	Total
Balance on January 31, 2012 (1)	$255,803	$61,646	$317,449
Foreign exchange rates adjustments (2)	—	1,803	1,803

Balance on January 31, 2013	$255,803	$63,449	$319,252

(1)	As discussed in Note 1, we made a correction for an immaterial error that resulted in a $5.9 million decrease to goodwill, a $5.2 million increase to deferred tax assets, and a $0.7 million decrease to deferred tax liabilities. The adjustment was the result of unrealized excess tax benefits related to stock option exercises that were not recognized prior to the Transaction, but became recognizable as a result of the Transaction and our new basis of accounting. The adjustment was reflected retroactively within the January 31, 2012 balance sheet.
(2)	The adjustment to Europe goodwill was the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.

Other Intangible Assets, Net

The components of other intangible assets, net on January 31, 2013 and 2012 were the following:

	January 31, 2013			January 31, 2012
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Carrying amount:
Customer relationships (25 years) (1)	$405,119	$(27,008)	$378,111	$404,455	$(10,785)	$393,670
Trade name (Indefinite)	87,830	—	87,830	87,527	—	87,527

Total carrying amount	$492,949	$(27,008)	$465,941	$491,982	$(10,785)	$481,197

(1)	The change of $0.7 million in the gross customer relationships balance on January 31, 2013 compared to the prior year was the result of fluctuations in the foreign currency exchange rates used to translate the Europe customer relationships balance into U.S. dollars.

Estimated amortization expense for the fiscal years ending January 31 is as follows:

(In thousands)
2014	$16,205
2015	16,205
2016	16,205
2017	16,205
2018	16,205
Thereafter	297,086

Total	$378,111

During the twelve months ended January 31, 2013 (Successor), the eight months ended January 31, 2012 (Successor), the four months ended May 31, 2011 (Predecessor), and the twelve months ended January 31, 2011 (Predecessor), amortization expense related to intangible assets was $16.2 million, $10.8 million, $1.1 million, and $3.4 million, respectively.

Note 7. Accrued Expenses

Accrued expenses consisted of the following on January 31, 2013 and 2012:

(In thousands)	January 31, 2013	January 31, 2012
Accrued compensation	$10,942	$12,689
Accrued insurance	951	1,978
Accrued interest	3,300	3,300
Accrued professional fees	1,041	1,347
Accrued taxes	5,069	4,907
Other accrued expenses	1,741	1,474

Total accrued expenses	$23,044	$25,695

Note 8. Fair Value Measurements

We measure fair value using the framework established by the FASB accounting guidance for fair value measurements and disclosures. See Note 1 under the caption Fair Value Measurements for further information regarding our accounting principles.

Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, inventories, accounts payable, accrued expenses, debt, and interest rate swaps.

Cash and cash equivalents, accounts receivable, inventories, accounts payable, and accrued expenses—These financial instruments are recorded at historical cost as it approximates fair value due to their short-term nature.

Debt—Debt is recorded in the financial statements at historical cost. The fair values of our senior notes and senior term loan disclosed below are based on the latest sales price for similar instruments obtained from a third party at the end of the period.

Interest Rate Swaps—Interest rate swap contracts are recorded in the consolidated financial statements at fair value. On January 31, 2013, we had interest rate swap contracts with a total notional principal of $210.0 million. For these interest rate swap contracts, we have agreed to pay fixed interest rates while receiving a floating interest rate (LIBOR). The purpose of holding these interest rate swap contracts is to hedge against the upward movement of LIBOR and the associated interest expense we pay on our external variable rate credit facilities.

The fair value of interest rate swap contracts is calculated based on the fixed rate, notional principal, settlement date, present value of the future cash flows, terms of the agreement and future floating interest rates as determined by a future interest rate yield curve. The model used to value the interest rate swap contracts is based upon well recognized financial principles and data that can be validated through readily observable data by external sources. Although readily observable data is used in the valuations, different valuation methodologies could have an effect on the estimated fair value. Accordingly, the inputs used to determine the interest rate swap contracts are categorized as Level 2.

On January 31, 2013 (Successor) and January 31, 2012 (Successor), the weighted average fixed interest rate of our interest rate swap contracts was 2.16%, and the weighted average remaining life was 2.9 years and 3.9 years, respectively. For the twelve months ended January 31, 2013 (Successor), the eight months ended January 31, 2012 (Successor), the four months ended May 31, 2011 (Predecessor), and the twelve months ended January 31, 2011 (Predecessor), we included within interest expense $1.9 million, $1.0 million, $5.1 million, and $16.0 million, respectively, related to the interest rate swap contracts.

Liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurement using
(In thousands)	January 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap agreements	$5,293	$—	$5,293	$—
Senior term loan	384,150	—	384,150	—
Senior unsecured notes	242,400	—	242,400	—

Total	$631,843	$—	$631,843	$—

		Fair value measurement using
(In thousands)	January 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap agreements	$6,003	$—	$6,003	$—
Senior term loan	388,050	—	388,050	—
Senior unsecured notes	240,000	—	240,000	—

Total	$634,053	$—	$634,053	$—

Note 9. Debt

On June 1, 2011, in connection with the Transaction discussed in notes 1 and 3 above, we (i) entered into a $435.0 million Credit Facility, consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility ($45.0 million available on January 31, 2013), and (ii) on June 1, 2011, issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”).

Long-term debt consists of the following:

(In thousands)	January 31, 2013	January 31, 2012
Senior term loan, maturing June 1, 2018, subject to credit agreement referred to below, payable in quarterly installments of $975 thousand through April 30, 2018	$384,150	$388,050
Revolving loan, maturing June 1, 2016, subject to credit agreement referred to below, with available borrowings up to $45.0 million in 2012, interest due in accordance with 3 and 6-month LIBOR contracts	—	—
Senior unsecured notes, maturing June 1, 2019, subject to the indenture referred to below	240,000	240,000

Total debt	624,150	628,050

Less: Deferred financing costs	(18,534)	(20,945)

	605,616	607,105

Less current portion (net of current portion of deferred financing costs of $3.0 million and $3.2 million on January 31, 2013 and 2012, respectively)	(938)	(669)

Long-term debt, net of current portion (net of long-term portion of deferred financing costs of $15.6 million and $17.7 million on January 31, 2013 and 2012, respectively)	$604,678	$606,436

Credit Facility

The Credit Facility issued in connection with the Transaction limits our (and all of our U.S. subsidiaries) ability to incur additional indebtedness, pay dividends or make other distributions, repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, and sell certain assets or merge with or into other companies. In addition, under the Credit Facility agreement, we may be required to satisfy and maintain a total leverage ratio if there is an outstanding balance on the revolving loan of 10% or more of the committed amount as of any quarter end. On January 31, 2013, we did not have an outstanding balance on the revolving loan; therefore, at January 31, 2013, we were not subject to a leverage test. Additionally, on January 31, 2013, we were in compliance with all of the requirements and covenant tests under the Credit Facility.

The Credit Facility contains certain customary events of default, including, among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, judgment defaults, actual or asserted failure of any material guaranty or security documents supporting the Credit Facility to be in full force and effect and change of control. If such an event of default occurs, the agent under the Credit Facility is entitles to take various actions, including the acceleration of amounts due under the Credit Facility and all other actions that a secured creditor is permitted to take following a default.

Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin, subject to a LIBOR floor of 1.25%. The applicable Senior Term Loan margin was 3.75% on January 31, 2013 and on January 31, 2012, and, therefore, the interest rate on the outstanding Senior Term Loan was 5.0% on January 31, 2013 and on January 31, 2012. The weighted average interest rate during the twelve months ended January 31, 2013 was 4.89%.

During the twelve months ended January 31, 2013 and the eight months ended January 31, 2012, we incurred interest and fees related to the Credit Facility of $21.4 million and $14.8 million, respectively. Interest on the Credit Facility is payable quarterly. Principal on the Senior Term Loan is payable in quarterly installments of $1.0 million.

Under the terms of the credit agreement, beginning with the fiscal year ended January 31, 2013, we are required to make a mandatory prepayment if we have Excess Cash Flow at the end of the fiscal year within 10 business days of issuing our annual financial statements. The Excess Cash Flow is defined in the Credit Agreement incorporated by reference herein to Exhibit 10.1 to our Registration Statement on Form S-4 filed with the SEC on May 31, 2012.

During February 2013, the Company refinanced its term loans pursuant to an amended credit agreement. One of the amendments was that the requirement to analyze whether we have Excess Cash Flow was extended to commence with the fiscal year ending January 31, 2014.

Refer to Note 19 for further details regarding the refinancing of our credit facilities.

Senior Unsecured Notes Due 2019

On June 1, 2011, as part of the Transaction, B-Corp Merger Sub, Inc. issued $240.0 million of the Notes, at which time B-Corp Merger Sub, Inc. merged with and into LY BTI Holdings Corp. and changed its name to BakerCorp International, Inc. and became the surviving corporation in the merger and assumed all of B-Corp Merger Sub, Inc.’s obligations under the Notes and the related indenture by operation of law.

We may redeem all or any portion of the Notes on or after June 1, 2014 at the redemption prices set forth in the applicable indenture, plus accrued and unpaid interest. We may also redeem all or any portion of the Notes at any time prior to June 1, 2014 at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued interest. In addition, we may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings completed at any time prior to June 1, 2014 at a redemption price equal to 108.25%.

In addition, upon a change of control, we are required to make an offer to redeem all of the Notes from the holders at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, on the date of the repurchase.

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our direct and indirect existing and future wholly-owned domestic restricted subsidiaries that guarantee any indebtedness of the issuer or a guarantor or that incur indebtedness under a credit facility, in each case, subject to customary release provisions.

The debt outstanding on the Notes had a fixed interest rate of 8.25% for both the twelve months ended January 31, 2013 and the eight months ended January 31, 2012.

During the twelve months ended January 31, 2013 and the eight months ended January 31, 2012, we incurred interest and fees related to the Notes of approximately $20.5 million and $14.0 million, respectively. Interest on the Notes is payable semi-annually.

Principal payments on debt for the fiscal years ending January 31 are due according to the table below:

(In thousands)
2014	$3,900
2015	3,900
2016	3,900
2017	3,900
2018	3,900
Thereafter	604,650

Total	$624,150

Note 10. Derivatives

Cash Flow Hedges

We use certain interest rate derivative contracts to hedge the variable interest rate exposure on our debt. Our program is not for trading or speculative purposes. See Note 1 under the caption Derivative Instruments for further information regarding our accounting principles.

Successor

During July 2011, we entered into several swap agreements to effectively hedge cash flows related to our variable rate debt. We hedged $210.0 million of our debt with four interest rate swaps, two with a three-year term and a notional amount totaling $60.0 million with a fixed rate of 1.68% and two with a five-year term and a notional amount totaling $150.0 million with a fixed rate of 2.35%.

On January 31, 2013, we recorded an accrued liability of $5.3 million representing the fair value of the potential termination obligation of the interest rate swaps. The change in fair value of the interest rate swaps did not contain an ineffective portion. During the twelve months ended January 31, 2013 and the eight months ended January 31, 2012, we recorded a pre-tax (gain) loss of $(0.7) million and $3.7 million, respectively (an after tax (gain) loss of $(0.4) million and $2.3 million, respectively), in OCI for the change in the potential termination obligation related to the effective portion of the interest rate swaps.

On January 31, 2013, the effective portion of our cash flow hedges before tax was $5.3 million. We do not expect to reclassify any material amount from OCI into earnings within the next 12 months.

Predecessor

During the four months ended May 31, 2011, the Predecessor recorded an unrealized loss on interest rate swaps totaling $1.1 million, in the statement of operations for the ineffective portion of interest rate swaps. In addition, during the four months ended May 31, 2011, the Predecessor reclassified $2.2 million from other comprehensive loss to unrealized loss on interest rate swaps within the statement of operations related to an interest rate swap that was undesignated as effective upon its amendment during the twelve months ended January 31, 2011. This amount was previously recognized as an effective hedge and was reclassified during the same period the hedged transaction affected earnings.

At the closing of the Transaction, we were contractually required to pay a termination fee of $38.2 million to the counterparties. The termination of the interest rate swaps resulted in the immediate recognition of a $28.9 million accrued unrealized loss, as $9.3 million had been previously recognized.

The fair value of the potential termination obligation related to our interest rate swaps on January 31, 2013 and 2012 was the following:

(in thousands)	January 31, 2013	January 31, 2012
Interest rate swaps, fixed notional amount of $60.0 million, effective July 2011, expires July 2014, fixed rate payor of interest at 1.681%, receives interest at the three-month LIBOR subject to a 1.25% floor	$(381)	$(566)

Interest rate swaps, fixed notional amount of $150.0 million, effective July 2011, expires July 2016, fixed rate payor of interest at 2.346%, receives interest at the three-month LIBOR subject to a 1.25% floor	(4,912)	(5,437)

	$(5,293)	$(6,003)

Note 11. Income Taxes

The components of income (loss) before income tax provision (benefit) were as follows:

(in thousands)	Successor		Predecessor
	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011	Twelve Months Ended January 31, 2011
Domestic	$12,398	$(437)	$(52,951)	$2,092
Foreign	4,908	3,982	2,133	2,897

	$17,306	$3,545	$(50,818)	$4,989

The provision (benefit) for income taxes during the twelve months ended January 31, 2013 (Successor), the eight months ended January 31, 2012 (Successor), the four months ended May 31, 2011, and the twelve months ended January 31, 2011 (Predecessor), was as follows:

(in thousands)	Successor		Predecessor
	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011	Twelve Months Ended January 31, 2011
Current:
Federal	$1,193	$—	$—	$—
Foreign	2,367	1,006	1,208	1,328
State	718	867	(2,073)	274

	4,278	1,873	(865)	1,602
Deferred:
Federal	3,511	198	(15,841)	737
Foreign	329	(871)	(34)	(28)
State	(642)	95	(96)	257

	3,198	(578)	(15,971)	966

Income tax expense (benefit)	$7,476	$1,295	$(16,836)	$2,568

A reconciliation of the income tax provision (benefit) and the amount computed by applying the statutory federal income tax rate of 35% to the income (loss) before income taxes during the twelve months ended January 31, 2013, the eight months ended January 31, 2012 (Successor), the four months ended May 31, 2011 and the twelve months ended 2011 (Predecessor) is as follows:

(in thousands)	Successor		Predecessor
	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011	Twelve Months Ended January 31, 2011
Tax expense (benefit) computed at the statutory rate	$6,060	$1,277	$(17,786)	$1,746
State tax, federally effected	49	67	(1,402)	124
Permanent differences	398	(112)	3,187	249
Foreign rate differential	838	(160)	(191)	73
Return to provision adjustments	(94)	(242)	(545)	120
Valuation allowance	138	219	118	186
Other	87	246	(217)	70

Income tax expense (benefit)	$7,476	$1,295	$(16,836)	$2,568

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

(in thousands)	January 31, 2013	January 31, 2012
Deferred tax assets:
Net operating losses	$61,331	$69,435
Accruals and other	3,505	3,697
Share-based compensation	6,577	5,566
Other comprehensive loss	2,025	2,296

Total deferred tax assets	73,438	80,994

Deferred tax liabilities:
Depreciation	(91,866)	(91,330)
Goodwill	(5,982)	(2,393)
Other amortization expense	(174,225)	(182,513)

Total deferred tax liabilities	(272,073)	(276,236)

Less valuation allowance	(1,218)	(1,212)

Net deferred tax liabilities	$(199,853)	$(196,454)

As discussed in Note 1, we made a correction for an immaterial error which resulted in a $5.9 million decrease to goodwill, a $5.2 million increase to deferred tax assets, and a $0.7 million decrease to deferred tax liabilities. The adjustment was the result of unrealized excess tax benefits related to stock option exercises that were not recognized prior to the Transaction, but became recognizable as a result of the Transaction and our new basis of accounting. The adjustment was reflected retroactively within the January 31, 2012 balance sheet.

We had no unrecognized tax benefits on January 31, 2013 and 2012.

On January 31, 2013 and 2012, we recorded federal net operating loss carry-forwards in the amount of $154.2 million and $174.0 million, respectively, which will begin to expire in 2025, unless previously utilized.

On January 31, 2013 and 2012, we recorded federal AMT credit of $0.8 million and $0.4 million, respectively, which will carry forward indefinitely until utilized.

During the twelve months ended January 31, 2013, we realized excess tax benefits related to stock option deduction windfalls, the benefit of which was recorded to additional paid in capital.

The majority of our deferred tax assets relate to federal net operating loss carry-forwards. We believe that we will fully realize the benefit of existing deferred tax assets based on the scheduled reversal of U.S. deferred tax liabilities related to depreciation and amortization expenses not deductible for tax purposes, which is ordinary income and of the same character as the temporary differences giving rise to the deferred tax assets. This will reverse in substantially similar time periods as the deferred tax assets and in the same jurisdictions. As such, the deferred tax liabilities are considered to provide a source of income sufficient to support our U.S. deferred tax assets and our conclusion that no valuation allowance is needed at January 31, 2013. A valuation allowance against U.S. deferred tax assets is not recorded; however, a valuation allowance of $1.2 million has been recorded on both January 31, 2013 and 2012, against deferred tax assets related to foreign net operating loss carry-forwards as we believe it is not more likely than not that those foreign deferred tax assets will not be realized.

Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. We intend to reinvest these earnings indefinitely in the Company’s foreign subsidiaries. It is not practical to determine the amount of income tax payable in the event we repatriated all undistributed foreign earnings. However, if these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes, offset by an adjustment of foreign taxes.

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

We are no longer subject to U.S. federal income tax examinations for the fiscal years prior to 2009 and state income tax examinations for the fiscal years prior to 2008, (except for the use of tax losses generated prior to 2006 that may be used to offset taxable income in subsequent years). We do not believe there will be any material unrecognized tax positions over the next 12 months.

We did not have any accrued interest or penalties associated with any unrecognized tax benefits during the twelve months ended January 31, 2013, the eight months ended January 31, 2012, the four months ended May 1, 2011, and the twelve months ended January 31, 2011.

Note 12. Share-based Compensation

Successor

In connection with the Transaction, we adopted a share-based management compensation plan, the BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan permits the granting of stock options, nonqualified stock options and restricted stock for up to 490,641 shares of BCI Holdings stock to eligible employees and non-employee directors and consultants. On January 31, 2013, BakerCorp International Inc. granted 452,939 options to purchase BCI Holdings common stock under the 2011 Plan, leaving 37,702 options available for grant.

Under the 2011 Plan, option awards are generally granted with an exercise price equal to or greater than the market price of BCI Holdings common stock on the date of grant. All options expire ten years or less from their grant date. Outstanding options vest over a five-year period, with 5% vesting per quarter. The fair value of stock option awards is expensed over the related employee’s service period on a straight-line basis for stock options granted with an exercise price approximating the fair value of BCI Holdings common stock on the grant date. Stock options granted with exercise prices substantially higher than the fair value of BCI Holdings common stock on the grant date are expensed ratably for each vesting tranche (accelerated attribution method) from the service inception date to the end of the requisite service period.

Prior to the Transaction, the Company had other equity incentive plans, whereby restricted shares and options to purchase shares of common stock were granted to key employees and outside directors. Stock options that vest over a period of time were awarded as well as non-vested share awards, which included restricted shares and options with vesting subject to performance conditions. The vesting of all outstanding options and restricted shares outstanding on May 31, 2011 were accelerated in connection with the Transaction (refer to Note 3).

During the twelve months ended January 31, 2013, we granted option awards to purchase 36,500 shares of BCI Holdings. These option awards have a weighted average exercise price of $191.44 and a weighted average grant date fair value of $38.44 per share. The weighted average grant date fair value is calculated using the Black-Scholes option pricing model based on the assumptions below for each respective period. Expected volatility is management’s estimate based upon peer company data and other factors.

	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012
Expected volatility	40%	45%
Expected dividend yield	0%	0%
Expected term	6.9 years	6.3 years
Risk-free interest rate	1.32%	2.07%

The following table summarizes stock option activity for the twelve months ended January 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on February 1, 2012	620,133	$135.26	8.5
Granted	36,500	191.44
Exercised	(17,562)	64.38		$1,274
Forfeited/cancelled/expired	(26,500)	193.40

Outstanding on January 31, 2013	612,571	138.12	7.6	24,527

Vested and expected to vest on January 31, 2013	596,606	137.09	7.6	24,257
Exercisable on January 31, 2013	293,271	$96.32	6.6	$19,118
Available for grant on January 31, 2013	37,702

The following table summarizes stock option activity for the eight months ended January 31, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on June 1, 2011	—	$—	—
Granted	442,939	175.00	9.4
Exercised	—	—		$—
Rolled over	177,194	35.91		17,895

Outstanding on January 31, 2012	620,133	135.26	8.6	11,357

Vested and expected to vest on January 31, 2012	220,270	63.11	6.8	11,357
Exercisable on January 31, 2012	220,270	$63.11	6.8	$11,357
Available for grant on January 31, 2012	47,702

The aggregate intrinsic value in the table above represents the total pre-tax value that option holders would have received had all option holders exercised their options on January 31, 2013. The aggregate intrinsic value is the difference between the fair market value of BCI Holdings common stock at the end of the period and the option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of our stock. The total intrinsic value of options exercised for the twelve months ended January 31, 2013 was $1.3 million.

The total fair value of shares vested during the twelve months ended January 31, 2013 and the eight months ended January 31, 2012 was $3.2 million and $2.3 million, respectively.

On January 31, 2013, there was $7.7 million of unrecognized pre-tax share-based compensation expense related to non-vested stock options which we expect to recognize over a weighted average period of 3.5 years.

During the fourth quarter ended January 31, 2013, we completed our analysis of certain options granted during fiscal years 2012 and 2013 that had characteristics of “deep-out- of-the-money” options. Based on this analysis, we concluded that the second and third tranches of these options were granted “deep-out-of-the-money,” and the first tranche was not considered to be “deep-out-of-the-money.” Options granted deep-out-of-the-money are deemed to contain a market condition and as a result the fair value cannot be estimated using a standard Black-Scholes model but requires a more complex valuation approach. In addition, the grant date fair value must be recognized in the income statement on a tranche by tranche basis (often referred to as the “accelerated attribution method”) rather than on a straight-line basis.

Based on the grant date fair value of the deep-out-of-the-money options and the use of the accelerated attribution method, we determined the following:

•	$1.0 million of additional share-based compensation expense should have been recorded during the eight months ended January 31, 2012; and

•	$0.5 million of additional share-based compensation expense should have been recorded during the nine months ended October 31, 2012.

We recognized share-based compensation expense of $4.2 million ($1.0 million of which related to the eight months ended January 31, 2012) and $1.4 million during the twelve months ended January 31, 2013 and the eight months ended January 31, 2012, respectively, which is included in employee related expenses.

Predecessor

Prior to the Transaction, the Predecessor company had other equity incentive plans, whereby restricted shares or options to purchase shares of common stock were granted to key employees and outside directors (the “Predecessor Plans”). The vesting of all outstanding options and restricted shares outstanding as of May 31, 2011 were accelerated in connection with the Transaction (see Note 3). There was no income tax benefit recognized in the statements of operations for share-based compensation arrangements during these periods as the Predecessor company was in a net operating loss position for income tax purposes.

The fair value of each option award was estimated on the date of grant or modification using the Black-Scholes option valuation model using the assumptions in the table below. Expected volatility was based on management’s estimates using market data and other factors. The Predecessor company used historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted or modified represents the period of time that options are expected to be outstanding. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant or modification.

	Four Months Ended May 31, 2011	Twelve Months Ended January 31, 2011
Expected volatility	N/A	60.0%
Expected dividend yield	N/A	0.0%
Expected term	N/A	3.0 - 6.8
Risk-free rate	N/A	1.40%

During February 2010, the Predecessor company amended all of the stock options issued under the Predecessor Plans. The amendment reduced the exercise price of all options previously issued under the Predecessor Plans to $3.33. In addition, the Predecessor company’s Board of Directors determined that the fair market value, as defined in the Predecessor Plans, of the Predecessor company’s common stock was $1.51 per share.

The following table summarizes stock option activity for the twelve months ended January 31, 2011 and the four months ended May 31, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2010	1,331,580	$8.74	3.3
Granted	3,180,809	2.88
Exercised	—
Forfeited	(25,267)	3.33

Outstanding at January 31, 2011	4,487,122	2.93	2.3
Granted	—
Exercised	(2,392,877)	3.10		$16,872
Rolled over	(2,094,245)	2.74		7,337

Outstanding at May 31, 2011	—	—		—

Vested and expected to vest at May 31, 2011	—	—	—
Exercisable at May 31, 2011	—	$—	—	$—

The total intrinsic value of options exercised for the four months ended May 31, 2011 was $16.9 million. The total fair value of shares vested during the four months ended May 31, 2011 was $7.3 million. During the twelve months ended January 31, 2011, there were no option exercises.

The weighted average grant date fair value of options granted during the twelve months ended January 31, 2011 was $3.33.

On January 31, 2011, there was $2.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Predecessor Plans, which was recognized during the four months ended May 31, 2011 when the options and shares became fully vested.

The total fair value of the restricted shares vested during the twelve months ended January 31, 2010 was $11 thousand. There was no vesting of restricted shares during the twelve months ended January 31, 2011 as all restricted shares fully vested on January 31, 2010.

During May 2007, the Predecessor company agreed to issue a cash distribution of $16.2 million to all option holders in respect of 1,569,453 options. The distribution to the option holders was paid at the discretion of the Board of Directors of the Predecessor company in lieu of adjusting the number of options or shares from the resulting dilution to the options that was generated by a May 2007 recapitalization. Of the $16.2 million distribution, $6.3 million was paid on the recapitalization date, and $9.9 million was subject to certain vesting provisions through January 31, 2011. As a result of this cash distribution, the Predecessor company recognized compensation expense of $1.7 million during the twelve months ended January 31, 2011.

The Predecessor company recognized share-based compensation expense of $2.4 million and $3.7 million (of which $1.7 million was paid out in cash and $2.0 million was not) during the four months ended May 31, 2011 and the twelve months ended January 31, 2011, respectively, which is included in employee related expenses.

Note 13. Segment Reporting

We conduct our operations through entities located in the United States, Canada, Mexico, France, Germany, the United Kingdom, and the Netherlands. We transact business using the local currency within each country where we perform the service or provide the rental equipment.

Our operating and reportable segments are North America and Europe. Within each operating segment, there are common customers, common pricing structures, the ability and history of sharing equipment and resources, operational compatibility, commonality among regulatory environments, and relative geographic proximity. Our operating segments consist of the following:

•	the North American segment consists of branches located in the United States, Canada, and Mexico that provide equipment and services suitable across all of these North American countries.

•	the European segment consists of branches located in France, Germany, the Netherlands, and the United Kingdom that provide equipment and services to customers in a number of European countries.

Our reporting units for the purpose of testing goodwill for impairment consist of seven geographic divisions located at a level below our operating segments.

Selected statements of operations information (in thousands) is the following:

	Successor		Predecessor
	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011	Twelve Months Ended January 31, 2011
Revenue
United States	$287,825	$197,599	$87,807	$232,923
Other North America	6,323	2,900	917	1,089
Europe	20,319	13,911	6,230	12,074

Total revenue	$314,467	$214,410	$94,954	$246,086

Depreciation and amortization
North America	$55,498	$43,309	$10,693	$33,834
Europe	3,169	1,959	432	1,112

Total depreciation and amortization	$58,667	$45,268	$11,125	$34,946

Interest expense (income), net
North America	$43,715	$29,659	$16,238	$50,370
Europe	(8)	230	111	235

Total interest expense, net	$43,707	$29,889	$16,349	$50,605

Income tax expense (benefit)
North America	$6,111	$—	$(17,503)	$1,680
Europe	1,365	1,295	667	888

Total income tax expense (benefit)	$7,476	$1,295	$(16,836)	$2,568

Net income (loss)
North America	$7,173	$(770)	$(35,646)	$(25)
Europe	2,657	3,020	1,664	2,446

Total net income (loss)	$9,830	$2,250	$(33,982)	$2,421

Total asset and long-lived asset information is the following:

(In thousands)	January 31, 2013	January 31, 2012
Total assets
United States	$1,190,611	$1,187,128
Other North America	8,358	6,445
Europe	131,173	130,858

Total assets	1,330,142	1,324,431

Long-lived assets
United States	324,269	308,134
Other North America	7,868	4,906
Europe	41,657	30,590

Total long-lived assets	$373,794	$343,630

Note 14. Related Party Transactions

From time to time, we enter into transactions in the normal course of business with related parties. We believe that such transactions are at arm’s-length and have terms consistent with terms offered in the ordinary course of business. The accounting policies that we apply to our transactions with related parties are consistent with those applied in transactions with independent third parties.

Successor

Pursuant to a professional services agreement between us and the Sponsor, we agreed to pay the Sponsor an annual management fee of $0.5 million, payable quarterly, plus reasonable out-of-pocket expenses, in connection with the planning, strategy and oversight support provided to management. For the twelve months ended January 31, 2013 and the eight months ended January 31, 2012, we recorded $0.6 million and $0.4 million, respectively, in aggregate management fees and expenses to the Sponsor. Management fees payable to the Sponsor totaled $0.04 million on both January 31, 2013 and 2012.

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

Note 15. Commitments and Contingencies

Litigation

We are involved in various legal actions arising in the ordinary course of conducting our business. These include claims relating to (i) personal injury or property damage involving equipment rented or sold by us, (ii) motor vehicle accidents involving our vehicles and our employees, (iii) employment-related matters, and (iv) environmental matters. We do not believe that the ultimate disposition of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flow.

We expense legal fees in the period in which they are incurred.

Leases

We have several non-cancelable operating leases, primarily for office and operations facilities. We are generally responsible for interior maintenance, property taxes, insurance, and utilities. Certain leases contain rent escalation clauses that are effective at various times throughout the lease term. Some leases also contain renewal options.

Rent expense, which includes base rent payments charged to expense on the straight-line basis over the terms of the leases, real estate taxes and other costs were $7.4 million, $4.0 million, $2.1 million, and $6.3 million during the twelve months ended January 31, 2013 (Successor), the eight months ended January 31, 2012 (Successor), the four month period ended May 31, 2011 (Predecessor), and the twelve months ended January 31, 2011 (Predecessor), respectively.

The following table summarizes future minimum non-cancelable operating lease payments at January 31, 2013:

(In thousands)
Year ending January 31,
2014	$7,427
2015	6,178
2016	4,403
2017	2,724
2018	1,680
Thereafter	2,446

Total	$24,858

Note 16. Defined Contribution and Profit Sharing Plan

We maintain the BakerCorp Profit Sharing and Retirement Plan (the “Plan”), which is a defined contribution plan that covers all eligible employees who: (i) as to deferral contributions—have attained the age of 18 years; (ii) as to matching contributions—have completed six months of service and attained the age of 18 years; and (iii) as to the non-elective profit sharing contributions—are active employees on December 31 and attained the age of 18 years.

The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Plan has an automatic contribution feature that enrolls any employee who is eligible to participate in the Plan at a deferral contribution rate of 3%, subject to their right to opt out of the Plan. The Plan provides for matching contributions at the discretion of the Board of Directors. We match 50% of the first 6% of compensation that a participant contributes to the Plan as deferral contributions. We recorded $1.1 million, $0.6 million, $0.3 million, and $0.4 million of expense for company contributions during the twelve months ended January 31, 2013 (Successor), the eight months ended January 31, 2012 (Successor), the four months ended May 31, 2011 (Predecessor), and the twelve months ended January 31, 2011 (Predecessor), respectively.

The Plan allows for non-elective profit sharing contributions (paid by the Company), also at the discretion of the Board of Directors. We recorded $0.9 million and $2.1 million of expense during the twelve months ended January 31, 2013 (Successor) and eight months ended January 31, 2012 (Successor), respectively. There were no profit sharing contributions paid by the Predecessor company during the four month period ended May 31, 2011 (Predecessor) and the twelve months ended January 31, 2011 (Predecessor).

Note 17. Postretirement Medical Plan

Predecessor

During November 2009, the Predecessor company established an unfunded noncontributory defined benefit plan that allowed eligible employees to continue to participate in the Predecessor company’s medical plan for a limited time after retirement. Employees hired on or before January 1, 1986 that retire on or after age 60 and their spouses are eligible to participate until age 65 or until they become eligible for Medicare parts A or B. The eligible employees and their spouses are still covered under this plan after the Transaction.

Successor

During June 2011, we amended this plan to include designated employees and their spouses to continue to participate in the Company’s medical plan for a limited time after retirement. Designated employees with 10 years of service as a “BakerCorp Employee” that retire on or after age 58 are eligible to participate, provided that they give the Company one year advance notice of their intent to retire. Eligible employees can participate until age 65 or until they become eligible for Medicare parts A or B. Our postretirement medical plan does not provide prescription drug benefits to Medicare-eligible employees and is not affected by the Medicare Prescription Drug Improvement and Modernization Act of 2003.

On January 31, 2013, we had a total of 22 eligible participants in the postretirement medical plan (12 and 10 individuals who became eligible prior and after the Transaction, respectively).

Assuming a discount rate of 1.38% for the obligation established after the Transaction and 0.88% for the obligation established before the Transaction, and healthcare trend costs of 7.5%, the Successor recorded the postretirement medical plan obligation included within the table below (in thousands):

	Net Periodic Postretirement Benefit Cost	Postretirement Benefit Liability
Successor
Balance on June 1, 2011	$—	$1,051
Change in benefit obligation		26
Recognition of components of net periodic postretirement benefit cost:
Service cost	46	46
Interest cost	15	15
Amortization of prior service cost	—

Total net periodic postretirement benefit cost	$61

Benefit payments		—

Net change		87

Balance on January 31, 2012		$1,138
Change in benefit obligation		(70)
Recognition of components of net periodic postretirement benefit cost:
Service cost	68	68
Interest cost	16	16
Amortization of prior service cost	—

Total net periodic postretirement benefit cost	$84

Benefit payments		—

Net change		14

Balance on January 31, 2013 (1)		$1,152

(1)	The current portion of the postretirement medical plan obligation on January 31, 2013 totaled $35 thousand which is recorded within accrued expenses in the consolidated balance sheets. The non-current portion of $1.1 million is recorded within the other long-term liabilities line.

Assuming a discount rate of 0.62% and healthcare trend costs of 8.5%, the Predecessor recorded the postretirement medical plan obligation included within the table below (in thousands):

	Net Periodic Postretirement Benefit Cost	Accumulated Other Comprehensive Income	Postretirement Benefit Liability
Predecessor
Balance on January 31, 2010		455	504
Change in benefit obligation		180	131
Recognition of components of net periodic postretirement benefit cost:
Service cost	23	—	23
Interest cost	14	—	14
Amortization of prior service cost	317	317

Total net periodic postretirement benefit cost	354
Total other comprehensive income		317
Benefit payments			—

Net change			37

Balance on January 31, 2011		318	672
Change in benefit obligation		—	—
Recognition of components of net periodic postretirement benefit cost:
Service cost	8	—	8
Interest cost	5	—	5
Amortization of prior service cost	106	106

Total net periodic postretirement benefit cost	$119

Total other comprehensive income		106
Benefit payments			—

Net change			13

Balance on May 31, 2011		$212	$685

Assumptions:

Certain actuarial assumptions such as the discount rate and the healthcare cost trend rate have a significant effect on the amounts reported for net periodic benefit cost as well as the related benefit obligation amounts.

Discount Rate—The discount rate is used in calculating the present value of benefits, which are based on projections of benefit payments to be made in the future. The objective in selecting the discount rate is to measure the single amount that, if invested at the measurement date in the 5-year and 7-year U.S. Treasury note for the Predecessor’s and Successor’s plan, respectively, would provide the necessary future cash flows to pay the accumulated benefits when due.

Healthcare Cost Trend Rate—Management estimate of the expected increases in the cost of healthcare.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. The healthcare cost trend rate is based on historical rates and expected market conditions. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects:

(In thousands)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on the total service and interest cost components	$9	$(41)
Effect on the postretirement benefit obligation	$9	$(41)

The assumptions are reviewed annually and at any interim re-measurement of the plan obligations. The impact of assumption changes is reflected in the recorded postretirement benefit amounts as they occur or over a period of time if allowed under applicable accounting standards. As these assumptions change from period to period, recorded postretirement benefit amounts could also change.

Our estimated future benefit payments on January 31, 2013 for the next ten years are as follows:

(In thousands)
Year ending January 31,
2014	$42
2015	55
2016	55
2017	59
2018	68
Thereafter	1,283

Total	$1,562

Note 18. Quarterly Financial data (Unaudited)

The following table sets forth certain unaudited selected consolidated financial information for each of the quarters in the years ended January 31, 2013 and 2012.

	Successor
2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$76,035	$77,671	$84,241	$76,520
Income from operations	15,925	14,444	17,476	13,224
Net income	$3,213	$2,101	$3,490	$1,026

	Predecessor		Successor
2012	First Quarter	One Month ended May 31, 2011 Second Quarter	Two Months ended July 31, 2011 Second Quarter	Third Quarter	Fourth Quarter
Revenue	$69,441	$25,513	$52,090	$84,630	$77,690
Income (loss) from operations	18,192	(17,077)	519	17,457	15,458
Net income (loss)	$1,721	$(35,703)	$(3,462)	$2,680	$3,032

Note 19. Subsequent Events

On February 7, 2013, we entered into the First Amendment to our Credit and Guaranty Agreement (the “First Amendment”), dated June 1, 2011 (the “Credit Agreement”), to refinance our term loans.

Pursuant to the First Amendment, we borrowed $384.1 million of term loans (the “New Term Loans”) to refinance a like amount of term loans (the “Replaced Term Loans”) under the Credit Agreement. The LIBOR rate margin applicable to the New Term Loans is 3.00%, which is 0.75% less than the LIBOR rate margin applicable to the Replaced Term Loans. In addition, pursuant to the First Amendment, among other things, (i) the term loan facility maturity date was extended to the earlier of February 7, 2020 and March 2, 2019, if the Company’s senior notes are not repaid or refinanced on or prior to March 2, 2019, (ii) the revolving facility maturity date was extended to February 7, 2018 and (iii) we obtained increased flexibility with respect to additional debt, investments, debt prepayments and acquisitions. Furthermore, the Excess Cash Flow requirement was extended to commence with the fiscal year ending January 31, 2014.

In conjunction with the refinancing, we incurred $1.3 million of underwriting and syndication fees and $0.1 million of legal fees during February 2013.

Note 20. Condensed Consolidating Financial Information

Our Notes are guaranteed by all of our U.S. subsidiaries (the “guarantor subsidiaries”). This indebtedness is not guaranteed by BCI Holdings or certain of our foreign subsidiaries (together, the “non-guarantor subsidiaries”). The guarantor subsidiaries are all one hundred percent owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to customary release provisions and a standard limitation, which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). The following condensed consolidating financial information presents the financial position, results of operations and cash flows of the parent, guarantors, and non-guarantor subsidiaries of the Company and the eliminations necessary to arrive at the information on a consolidated basis for the periods indicated. The parent referenced in the Successor’s condensed financial statements is BakerCorp International, Inc., the issuer. The parent referenced in the Predecessor’s financial statements is LY BTI Holdings Corp.

We conduct substantially all of our business through our subsidiaries. To make the required payments on our Notes and other indebtedness, and to satisfy other liquidity requirements, we will rely, in large part, on cash flows from these subsidiaries, mainly in the form of dividends, royalties and advances, or payments of intercompany loan arrangements. The ability of these subsidiaries to make dividend payments to us will be affected by, among other factors, the obligations of these entities to their creditors, requirements of corporate and other law, and restrictions contained in agreements entered into by or relating to these entities.

The parent and the guarantor subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting the transfer of cash from guarantor subsidiaries and non-guarantor subsidiaries to the parent.

Condensed Consolidating Balance Sheet

January 31, 2013

Successor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$22,978	$5,091	$—	$28,069
Accounts receivable, net	—	55,139	7,350	—	62,489
Inventories	—	2,010	2	—	2,012
Prepaid expenses and other current assets	15	2,330	1,716	—	4,061
Deferred tax assets	—	6,671	28	—	6,699

Total current assets	15	89,128	14,187	—	103,330
Property and equipment, net	—	324,269	49,525	—	373,794
Goodwill	—	255,803	63,449	—	319,252
Other intangible assets, net	—	435,481	30,460	—	465,941
Deferred financing costs, net	841	—	—	—	841
Deferred tax assets	17,598	48,722	131	—	66,451
Other long-term assets	—	431	102	—	533
Investment in subsidiaries	493,871	118,801	—	(612,672)	—

Total assets	$512,325	$1,272,635	$157,854	$(612,672)	$1,330,142

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$45	$18,736	$2,397	$—	$21,178
Accrued expenses	3,414	17,892	1,738	—	23,044
Current portion of long-term debt	938	—	—	—	938
Intercompany balances	(501,439)	477,278	24,161	—	—

Total current liabilities	(497,042)	513,906	28,296	—	45,160
Long-term debt, net of current portion	604,678	—	—	—	604,678
Deferred tax liabilities	—	262,246	10,757	—	273,003
Fair value of interest rate swap liabilities	5,293	—	—	—	5,293
Other long-term liabilities	—	2,612	—	—	2,612

Total liabilities	112,929	778,764	39,053	—	930,746
Total shareholder’s equity	399,396	493,871	118,801	(612,672)	399,396

Total liabilities and shareholder’s equity	$512,325	$1,272,635	$157,854	$(612,672)	$1,330,142

Condensed Consolidating Balance Sheet

January 31, 2012

Successor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$34,153	$2,843	$—	$36,996
Accounts receivable, net	—	51,359	4,465	—	55,824
Inventories	—	1,648	2	—	1,650
Prepaid expenses and other current assets	360	2,270	2,343	—	4,973
Deferred tax assets	—	2,842	27	—	2,869

Total current assets	360	92,272	9,680	—	102,312
Property and equipment, net	—	308,134	35,496	—	343,630
Goodwill	—	255,803	61,646	—	317,449
Other intangible assets, net	—	450,809	30,388	—	481,197
Deferred financing costs, net	975	—	—	—	975
Deferred tax assets	12,700	65,452	51	—	78,203
Other long-term assets	—	623	42	—	665
Investment in subsidiaries	586,001	110,722	—	(696,723)	—

Total assets	$600,036	$1,283,815	$137,303	$(696,723)	$1,324,431

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$—	$22,198	$1,610	$—	$23,808
Accrued expenses	3,372	19,713	2,610	—	25,695
Current portion of long-term debt	669	—	—	—	669
Intercompany balances	(398,555)	386,714	11,841	—	—

Total current liabilities	(394,514)	428,625	16,061	—	50,172
Long-term debt, net of current portion	606,436	—	—	—	606,436
Deferred tax liabilities	(17)	267,023	10,520	—	277,526
Fair value of interest rate swap liabilities	6,003	—	—	—	6,003
Other long-term liabilities	—	2,166	—	—	2,166

Total liabilities	217,908	697,814	26,581	—	942,303
Total shareholder’s equity	382,128	586,001	110,722	(696,723)	382,128

Total liabilities and shareholder’s equity	$600,036	1,283,815	$137,303	$(696,723)	$1,324,431

Condensed Consolidating Statement of Operations

For the Twelve Months Ended January 31, 2013

Successor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$287,824	$26,643	$—	$314,467

Operating expenses:
Employee related expenses	259	84,857	6,425	—	91,541
Rental expense	—	33,020	4,341	—	37,361
Repair and maintenance	—	14,612	550	—	15,162
Cost of goods sold	—	10,859	17	—	10,876
Facility expense	—	18,718	2,083	—	20,801
Professional fees	513	6,863	160	—	7,536
Management fees	—	588	—	—	588
Other operating expenses	661	6,995	4,113	—	11,769
Depreciation and amortization	—	55,119	3,548	—	58,667
Gain on sale of equipment	—	(897)	(6)	—	(903)

Total operating expenses	1,433	230,734	21,231	—	253,398

(Loss) income from operations	(1,433)	57,090	5,412	—	61,069
Other expense:
Interest expense (income), net	43,755	4	(52)	—	43,707
Foreign currency exchange loss (gain), net	—	59	(3)	—	56

Total other expense, net	43,755	63	(55)	—	43,763

(Loss) income before income taxes	(45,188)	57,027	5,467	—	17,306
Income tax (benefit) expense	(7,924)	13,603	1,797	—	7,476

(Loss) income before equity in net earnings of subsidiaries	(37,264)	43,424	3,670	—	9,830
Equity in net earnings of subsidiaries	47,094	3,670	—	(50,764)	—

Net income	$9,830	$47,094	$3,670	$(50,764)	$9,830

Condensed Consolidating Statement of Operations

For the Eight Months Ended January 31, 2012

Successor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$197,619	$16,926	$(135)	$214,410

Operating expenses:
Employee related expenses	93	50,643	3,141	—	53,877
Rental expense	—	24,705	2,703	(135)	27,273
Repair and maintenance	—	11,046	340	—	11,386
Cost of goods sold	—	7,752	18	—	7,770
Facility expense	—	11,083	1,097	—	12,180
Professional fees	242	2,445	183	—	2,870
Management fees	—	395	—	—	395
Merger and acquisition costs	10,528	—	—	—	10,528
Other operating expenses	199	6,236	2,990	—	9,425
Depreciation and amortization	—	43,070	2,198	—	45,268
Loss on sale of equipment	—	4	—	—	4

Total operating expenses	11,062	157,379	12,670	(135)	180,976

(Loss) income from operations	(11,062)	40,240	4,256	—	33,434

Other expense:
Interest expense, net	11,046	18,568	275	—	29,889

Total other expense	11,046	18,568	275	—	29,889

(Loss) income before income taxes	(22,108)	21,672	3,981	—	3,545
Income tax (benefit) expense	(10,404)	10,247	1,452	—	1,295

(Loss) income before equity in net earnings of subsidiaries	(11,704)	11,425	2,529	—	2,250

Equity in net earnings of subsidiaries	13,954	2,529	—	(16,483)	—

Net income	$2,250	$13,954	$2,529	$(16,483)	$2,250

Condensed Consolidating Statement of Operations

For the Four Months Ended May 31, 2011

Predecessor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$87,806	$7,148	$—	$94,954

Operating expenses:
Employee related expenses	—	28,492	1,453	—	29,945
Rental expense	—	11,247	1,126	—	12,373
Repair and maintenance	—	4,497	99	—	4,596
Cost of goods sold	—	3,112	—	—	3,112
Facility expense	—	5,176	418	—	5,594
Professional fees	—	13,351	185	—	13,536
Management fees	—	9,927	—	—	9,927
Other operating expenses	48	3,226	915	—	4,189
Depreciation and amortization	—	10,433	692	—	11,125
Gain on sale of equipment	—	(558)	—	—	(558)

Total operating expenses	48	88,903	4,888	—	93,839

(Loss) income from operations	(48)	(1,097)	2,260	—	1,115

Other expense:
Interest expense, net	—	16,222	127	—	16,349
Loss on extinguishment of debt	—	3,338	—	—	3,338
Loss on exchange rate	—	1	1	—	2
Accrued unrealized loss on interest rate swaps	—	28,934	—	—	28,934
Unrealized loss on interest rate swaps	—	3,310	—	—	3,310

Total other expense, net	—	51,805	128	—	51,933

(Loss) income before income taxes	(48)	(52,902)	2,132	—	(50,818)
Income tax (benefit) expense	(17)	(17,523)	704	—	(16,836)

(Loss) income before equity in net earnings in subsidiaries	(31)	(35,379)	1,428	—	(33,982)

Equity in net earnings of subsidiaries	(33,951)	1,428	—	32,523	—

Net (loss) income	$(33,982)	$(33,951)	$1,428	$32,523	$(33,982)

Condensed Consolidating Statement of Operations

For the Twelve Months Ended January 31, 2011

Successor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$232,922	$13,164	$—	$246,086

Operating expenses:
Employee related expenses	—	66,621	3,322	—	69,943
Rental expense	—	25,680	2,626	—	28,306
Repair and maintenance	—	13,425	184	—	13,609
Cost of goods sold	—	9,637	2	—	9,639
Facility expense	—	14,887	964	—	15,851
Professional fees	228	2,852	277	—	3,357
Management fees	—	2,145	—	—	2,145
Other operating expenses	—	8,170	1,518	—	9,688
Depreciation and amortization	—	33,799	1,147	—	34,946
Gain on sale of equipment	—	(1,063)	(4)	—	(1,067)

Total operating expenses	228	176,153	10,036	—	186,417

(Loss) income from operations	(228)	56,769	3,128	—	59,669

Other expense:
Interest expense, net	—	50,374	231	—	50,605
Unrealized loss on interest rate swaps	—	4,075	—	—	4,075

Total other expense, net	—	54,449	231	—	54,680

(Loss) income before income taxes	(228)	2,320	2,897	—	4,989
Income tax expense	—	1,683	885	—	2,568

Income (Loss) before equity in net earnings of subsidiaries	(228)	637	2,012	—	2,421

Equity in net earnings of subsidiaries	2,649	2,012	—	(4,661)	—

Net income	$2,421	$2,649	$2,012	$(4,661)	$2,421

Condensed Consolidating Statement of Comprehensive Income

For the Twelve Months Ended January 31, 2013

Successor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net income	$9,830	$47,094	$3,670	$(50,764)	$9,830

Other comprehensive income, net of tax:
Unrealized gain on interest rate swap agreements	438	—	—	—	438
Change in foreign currency translation adjustments	—	—	3,905	—	3,905

Other comprehensive income	438	—	3,905	—	4,343

Total comprehensive income	$10,268	$47,094	$7,575	$(50,764)	$14,173

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Eight Months Ended January 31, 2012

Successor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$2,250	$13,954	$2,529	$(16,483)	$2,250
Other comprehensive income (loss), net of tax:
Unrealized loss on interest rate swap agreements	—	(3,706)	—	—	(3,706)
Foreign currency translation adjustments	—	(974)	(10,043)	—	(11,017)

Other comprehensive loss	—	(4,680)	(10,043)	—	(14,723)

Total comprehensive income (loss)	$2,250	$9,274	$(7,514)	$(16,483)	$(12,473)

Condensed Consolidating Statement of Comprehensive (Loss) Income

For the Four Months Ended May 31, 2011

Successor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(33,982)	$(33,951)	$1,428	$32,523	$(33,982)
Other comprehensive (loss) income, net of tax:
Unrealized gain on interest rate swap agreements	—	19,480	—	—	19,480
Foreign currency translation adjustments	—	477	974	—	1,451
Postretirement benefits	—	196	—	—	196

Other comprehensive income	—	20,153	974	—	21,127

Total comprehensive (loss) income	$(33,982)	$(13,798)	$2,402	$32,523	$(12,855)

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Twelve Months Ended January 31, 2011

Predecessor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$2,421	$2,649	$2,012	$(4,661)	$2,421
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements	—	2,870	—	—	2,870
Foreign currency translation adjustments	—	208	(396)	—	(188)
Postretirement benefits	—	85	—	—	85

Other comprehensive income (loss)	—	3,163	(396)	—	2,767

Total comprehensive income (loss)	$2,421	$5,812	$1,616	$(4,661)	$5,188

Condensed Consolidating Statement of Cash Flows

For the Twelve Months Ended January 31, 2013

Successor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$9,830	$47,094	$3,670	$(50,764)	$9,830
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Recovery of doubtful accounts	—	(769)	(422)	—	(1,191)
Share-based compensation expense	259	3,940	—	—	4,199
Gain on sale of equipment	—	(898)	(7)	—	(905)
Depreciation and amortization	—	55,121	3,660	—	58,781
Amortization of deferred financing costs	2,545	—	—	—	2,545
Deferred income taxes	(5,153)	8,123	(48)	—	2,922
Amortization of acquisition liabilities	—	(673)	—	—	(673)
Equity in net earnings of subsidiaries, net of taxes	47,094	3,670	—	(50,764)	—
Changes in assets and liabilities:
Accounts receivable	—	(3,010)	(2,247)	—	(5,257)
Inventories, net	—	(362)	—		(362)
Prepaid expenses and other assets	345	132	606	—	1,083
Accounts payable and accrued expenses	87	(7,525)	(148)	3,300	(4,286)

Net cash provided by (used in) operating activities	55,007	104,843	5,064	(98,228)	66,686

Investing activities
Purchases of property and equipment	—	(57,262)	(15,996)	(408)	(73,666)
Proceeds from sale of equipment	—	3,143	8	—	3,151

Net cash used in investing activities	—	(54,119)	(15,988)	(408)	(70,515)

Financing activities
Intercompany investments and loans	(50,005)	(61,155)	13,691	97,469	—
Repayments of long-term debt	(3,900)	—	—	—	(3,900)
Return of capital to BakerCorp International Holdings, Inc.	(1,103)	—	—	—	(1,103)

Net cash (used in) provided by financing activities	(55,008)	(61,155)	13,691	97,469	(5,003)
Effect of foreign currency translation on cash	1	(744)	(519)	1,167	(95)

Net (decrease) increase in cash and cash equivalents	—	(11,175)	2,248	—	(8,927)
Cash and cash equivalents, beginning of period	—	34,153	2,843	—	36,996

Cash and cash equivalents, end of period	$—	$22,978	$5,091	$—	$28,069

Condensed Consolidating Statement of Cash Flows

For the Eight Months Ended January 31, 2012

Successor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income	$2,250	$13,954	$2,529	$(16,483)	$2,250
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	—	1,238	27	—	1,265
Share-based compensation expense	93	1,263	—	—	1,356
Loss on sale of equipment	—	4	—	—	4
Depreciation and amortization	—	43,070	2,198	—	45,268
Amortization of deferred financing costs	—	2,261	—	—	2,261
Deferred income taxes	(10,404)	10,697	(871)	—	(578)
Amortization of acquisition liabilities	—	(445)	—	—	(445)
Equity earnings of subsidiaries, net of taxes	(13,954)	(2,529)	—	16,483	—
Changes in assets and liabilities:
Accounts receivable	—	(4,835)	962	—	(3,873)
Inventories, net	—	(787)	(2)		(789)
Prepaid expenses and other current assets	(360)	(977)	(1,995)	—	(3,332)
Accounts payable and accrued expenses	3,372	11,940	461	—	15,773

Net cash (used in) provided by operating activities	(19,003)	74,854	3,309	—	59,160

Investing activities
Acquisition of business, net of cash acquired	(961,377)	—	—	—	(961,377)
Purchases of property and equipment	—	(50,481)	(6,424)		(56,905)
Proceeds from sale of equipment	—	1,933	—	—	1,933

Net cash used in investing activities	(961,377)	(48,548)	(6,424)	—	(1,016,349)

Financing activities
Intercompany investments and loans	(14,103)	7,847	6,256	—	—
Repayments of long-term debt	(1,950)	—	—	—	(1,950)
Proceeds from issuance of long-term debt	630,000	—	—	—	630,000
Issuance of common stock	390,614	—	—	—	390,614
Payment of deferred financing costs	(24,181)	—	—	—	(24,181)

Net cash provided by financing activities	980,380	7,847	6,256	—	994,483
Effect of foreign currency translation on cash	—	—	(298)	—	(298)

Net increase in cash and cash equivalents	—	34,153	2,843	—	36,996
Cash and cash equivalents, beginning of period	—	—	—	—	—

Cash and cash equivalents, end of period	$—	34,153	$2,843	$—	$36,996

Condensed Consolidating Statement of Cash Flows

For the Four Months Ended May 31, 2011

Predecessor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(33,982)	$(33,951)	$1,428	$32,523	$(33,982)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	—	584	316	—	900
Share-based compensation expense	—	2,378	—	—	2,378
Gain on sale of equipment	—	(558)	—	—	(558)
Depreciation and amortization	—	10,433	692	—	11,125
Amortization of deferred financing costs	—	429	—	—	429
Unrealized loss on interest rate swaps	—	3,310	—	—	3,310
Deferred income taxes	(17)	(15,920)	(34)	—	(15,971)
Equity earnings of subsidiaries, net of taxes	33,951	(1,428)	—	(32,523)	—
Loss on extinguishment of debt	—	3,338	—	—	3,338
Accrued unrealized loss on interest rate swaps	—	28,934	—	—	28,934
Changes in assets and liabilities:
Accounts receivable	—	(5,816)	(2,376)	—	(8,192)
Inventories, net	—	(144)	—	—	(144)
Prepaid expenses and other current assets	—	264	568	—	832
Accounts payable and accrued expenses	(60)	24,692	69	—	24,701

Net cash (used in) provided by operating activities	(108)	16,545	663	—	17,100

Investing activities
Purchases of property and equipment	—	(8,455)	(2,267)	—	(10,722)
Proceeds from sale of equipment	—	843	17	—	860

Net cash used in investing activities	—	(7,612)	(2,250)	—	(9,862)

Financing activities
Intercompany investments and loans	108	(1,278)	1,170	—	—
Repayments of long-term debt and capital leases	—	(4,117)	—	—	(4,117)

Net cash provided by (used in) financing activities	108	(5,395)	1,170	—	(4,117)
Effect of foreign currency translation on cash	—	—	(570)	—	(570)

Net increase (decrease) in cash and cash equivalents	—	3,538	(987)	—	2,551
Cash and cash equivalents, beginning of period	—	8,932	5,156	—	14,088

Cash and cash equivalents, end of period	$—	$12,470	$4,169	$—	$16,639

Condensed Consolidating Statement of Cash Flows

For the Twelve Months Ended January 31, 2011

Predecessor

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income	$2,421	$2,649	$2,012	$(4,661)	$2,421
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for (recovery of) doubtful accounts	—	1,226	(32)	—	1,194
Share-based compensation expense	—	1,927	—	—	1,927
Gain on sale of equipment	—	(1,063)	(4)	—	(1,067)
Depreciation and amortization	—	33,799	1,147	—	34,946
Paid-in-kind interest on borrowings		13,755	—	—	13,755
Amortization of deferred financing costs	—	1,360	—	—	1,360
Unrealized loss on interest rate swaps		4,075	—	—	4,075
Deferred income taxes	—	994	(28)	—	966
Equity earnings of subsidiaries, net of taxes	(2,649)	(2,012)	—	4,661	—
Changes in assets and liabilities:
Accounts receivable	—	(8,124)	(1,204)	—	(9,328)
Inventories, net	—	136	—	—	136
Prepaid expenses and other current assets	—	731	(672)	—	59
Accounts payable and accrued expenses	36	8,771	2,873	—	11,680

Net cash (used in) provided by operating activities	(192)	58,224	4,092	—	62,124

Investing activities
Purchases of property and equipment	—	(17,027)	(2,166)	—	(19,193)
Proceeds from sale of equipment	—	2,653	18	—	2,671

Net cash used in investing activities	—	(14,374)	(2,148)	—	(16,522)

Financing activities
Intercompany investments and loans	192	(994)	802	—	—
Repayments of long-term debt and capital leases	—	(39,088)	—	—	(39,088)
Repurchases of common stock	—	(11)	—	—	(11)

Net cash provided by (used in) financing activities	192	(40,093)	802	—	(39,099)
Effect of foreign currency translation on cash	—	—	244	—	244

Net increase in cash and cash equivalents	—	3,757	2,990	—	6,747
Cash and cash equivalents, beginning of period	—	5,175	2,166	—	7,341

Cash and cash equivalents, end of period	$—	$8,932	$5,156	$—	$14,088

Schedule II — Valuation and Qualifying Accounts

(In thousands)	Balance at beginning of period	(Recoveries of) charged to costs and expenses	(Recoveries of) charged to other accounts	Deductions	Balance at end of period
Twelve months ended January 31, 2013
Allowance for doubtful accounts	$4,921	$(1,191)	$(12)	$(695)	$3,023
Inventory reserve	528	79	—	—	607
Deferred tax asset valuation allowance	1,212	6	—	—	1,218

Eight months ended January 31, 2012
Allowance for doubtful accounts	4,664	1,265	(20)	(988)	4,921
Inventory reserve	653	(125)	—	—	528
Deferred tax asset valuation allowance	991	221	—	—	1,212

Four months ended May 31, 2011
Allowance for doubtful accounts	3,676	900	—	88	4,664
Inventory reserve	575	78	—	—	653
Deferred tax asset valuation allowance	874	117	—	—	991

Twelve months ended January 31, 2011
Allowance for doubtful accounts	4,394	1,194	(240)	(1,672)	3,676
Inventory reserve	708	(133)	—	—	575
Deferred tax asset valuation allowance	$688	$186	$—	$—	$874

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Not applicable.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information with respect to the named executive officers and directors, their ages and principal occupations for at least the past five years. Directors each serve for a term of one year, or until their successors are elected. The officers serve at the discretion of the Board of Directors.

Name	Age	Position
Bryan Livingston	48	President, Chief Executive Officer, Director
James Leonetti	53	Vice President, Chief Financial Officer
Raymond Aronoff	42	Vice President, Strategy and Business Development
Elizabeth Ganem	50	Chief Human Resources Officer
David Haas	52	Executive Vice President
Amy Paul	44	Vice President, General Counsel
Mark Pugh	49	Executive Vice President
Philip Green	59	Non-Executive Chairman, Director
Gerard Holthaus	63	Director
Richard Carey	47	Director
John Coyle	47	Director
Henry Minello	38	Director

Bryan Livingston has been our President and CEO since January 2004 and has served as Director since the Permira Funds’ acquisition of BakerCorp. Mr. Livingston joined us in May 1998. Previously, Mr. Livingston held various finance, operations and marketing positions at a number of companies, including Allied Signal. Mr. Livingston has an M.B.A. from Harvard Business School and a B.S. in engineering from University of California Berkeley. Mr. Livingston is uniquely qualified to serve as one of our directors due to his extensive finance, operations, and marketing knowledge of our operations.

James Leonetti has been our CFO since March 2007. Mr. Leonetti has held CFO roles in various public and private companies since 1997. Previously, Mr. Leonetti has held senior accounting roles since 1984. Mr. Leonetti is a C.P.A. (inactive) and holds a B.S. in Business Administration from the University of Southern California.

Raymond Aronoff joined us in July 2012 and currently serves as Vice President of Strategy & Business Development. From 2010 to April 2012, Mr. Aronoff worked for National Trench Safety (NTS), most recently as its CFO and VP of Corporate Development. From 2007 to 2009, Mr. Aronoff worked for The Boston Consulting Group as a strategy consultant. Mr. Aronoff has over 17 years of leadership experience in strategy, operations and finance positions in a number of organizations including NASA and the Johnson Space Center. Mr. Aronoff has an M.B.A. from the Wharton Business School and a B.S. in engineering from the University of Florida.

Elizabeth Ganem joined us in October 2011 and currently serves as Chief Human Resources Officer. From October 2009 to October 2011, Ms. Ganem served as Owner and President of BG Consulting; she worked with various large public companies in the area of human capital and development. From 1999 to 2009, Ms. Ganem served in various human resources roles for JP Morgan Chase & Company (Washington Mutual Bank), most recently as its Executive Vice President, Human Resources. Ms. Ganem holds a Master’s degree in Human Resources and a Bachelor’s degree from West Virginia University.

David Haas joined us in May 1992 and currently serves as Executive Vice President. Mr. Haas developed BakerCorp’s national pump product line and developed the National Accounts program. Mr. Haas has an M.B.A. from Northwestern Illinois University and a B.S. in Business Administration from Illinois State University.

Amy Paul joined us as General Counsel in May 2008. Ms. Paul previously served ten years as general counsel and corporate secretary for Advanced Fibre Communications, Inc., which was acquired by Tellabs, Inc. in 2004. Ms. Paul worked for a major law firm on M&A and various public and private financing transactions. Ms. Paul has a J.D. from the University of San Diego and B.A. in Psychology from University of California at Los Angeles.

Mark Pugh joined us in November 1990 and currently serves as Executive Vice President. Mr. Pugh established our international expansion into Europe as well as its branch expansion in the United States. Mr. Pugh is the former VP of Operations and Division Manager of our Northeast and Western Divisions. Mr. Pugh has a B.A. from California State University, Chico.

Philip Green has served as Non-Executive Chairman since the Permira Funds’ acquisition of BakerCorp. Previously, Mr. Green was Chief Executive Officer of United Utilities Group, the largest publicly-listed water business in the UK, from 2006 to 2011. Mr. Green has held senior executive positions at DHL, Reuters, and Royal P&O Nedlloyd. In June 2011, Mr. Green became the Senior Non-Executive Director of Carillion and he is also Chairman of Sentebale, a non-for-profit organization. Mr. Green has a B.A. degree in Economics and Politics from the University of Wales and an M.B.A. from London Business School. Mr. Green has extensive public company experience, including in the industrial services industry.

Gerard Holthaus has served as a Non-Executive Director since June 1, 2011. Mr. Holthaus currently serves as Non-Executive Chairman for Algeco Scotsman, a global mobile office rental company, where he previously served as Chairman and Chief Executive Officer from 2007 to 2010. Previously, Mr. Holthaus was Chairman and Chief Executive Officer of William Scotsman from 1996 to 2010. Mr. Holthaus also serves as a Director of FTI Consulting and Baltimore Life Insurance. Mr. Holthaus has a B.A. degree in Accounting from Loyola University. Mr. Holthaus has extensive public company experience in the industrial services industry. He also has extensive experience serving on boards of directors of other significant companies.

Richard Carey has served as a Director since June 1, 2011. Mr. Carey joined Permira in 2000 and is currently a Partner and Co-Head of the Industrials sector group. In addition, Mr. Carey currently serves as a board member for Intelligrated. Previously, Mr. Carey was the founder of a boutique advisory firm and worked for Arthur Andersen for ten years as a Chartered Accountant. Mr. Carey has a Commerce degree from the University of Melbourne and an M.B.A. from IMD, Switzerland. Mr. Carey has extensive advisory, accounting, corporate finance and investment experience.

John Coyle has served as a Director since June 1, 2011. Mr. Coyle joined Permira in 2008 and is currently a Partner and Head of North America. In addition, Mr. Coyle currently serves as a board member for Intelligrated. Previously, Mr. Coyle was a Managing Director and the Global Head of the Financial Sponsor Group at JP Morgan Securities, where he had worked for twenty years. Mr. Coyle also serves as a Director of Arysta LifeScience. Mr. Coyle has a B.A. degree in Economics from the University of Notre Dame and an M.B.A. from Columbia Business School. Mr. Coyle has extensive experience in investment banking, corporate finance and strategic planning.

Henry Minello has served as a Director since June 1, 2011. Mr. Minello joined Permira in 2006 and is currently a Principal. In addition, Mr. Minello currently serves as a board member for Intelligrated. Previously, Mr. Minello was a Vice President at The Cypress Group, a private equity firm, and worked in the investment banking division of Salomon Brothers. Mr. Minello has a B.S. degree in Finance from Georgetown University and an M.B.A. from Harvard Business School. Mr. Minello has extensive investment banking, corporate finance and strategic planning experience.

Item 11.	EXECUTIVE COMPENSATION

The discussion and tabular disclosure that follow describe the Company’s executive compensation program during our two most recently ended fiscal years (fiscal years ended January 31, 2013 (“FY 2013”) and January 31, 2012 (“FY 2012”)) with respect to Bryan Livingston, James Leonetti, and Raymond A. Aronoff (our “named executive officers”).

Summary Compensation Table

The following table sets forth the compensation paid to the named executive officers that is attributable to services performed during FY 2012 and FY 2013, as applicable.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)

Bryan Livingston, President & Chief Executive Officer	2013	500,000	187,500	—	—	15,461	702,961
	2012	449,808	593,000	2,285,013	—	4,992,829	8,320,650

James Leonetti, Vice President & Chief Financial Officer	2013	360,000	—	—	98,910	13,251	472,161
	2012	338,250	—	967,770	270,000	2,511,762	4,087,782

Raymond A. Aronoff, Vice President, Strategy (5)	2013	143,231	80,000	623,381	46,973	36,392	929,977

(1)	Amounts in this column for Mr. Livingston reflect discretionary performance-based bonuses paid to Mr. Livingston in respect of FY 2012 and FY 2013. The amount in this column for Mr. Aronoff reflects a sign-on bonus paid to him in connection with the commencement of his employment during FY 2013.
(2)	Amounts in this column reflect the aggregate grant date fair value of stock options granted pursuant to the BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan, computed in accordance with FASB ASC Topic 718, (i) that were granted to Messrs. Livingston and Leonetti in June 2011 (during FY 2012) in connection with the closing of the Permira Funds’ acquisition of the Company in June 2011 (the “Permira Funds’ Acquisition”), based on the assumptions set forth in Note 15 to our audited financial statements for FY 2012, included in Amendment No. 3 to the Company’s Form S-4, filed on August 28, 2012 and (ii) that were granted to Mr. Aronoff in connection with the commencement of his employment with the Company in July 2012 (during FY 2013), based on the assumptions set forth in Note 12 to our audited financial statements for FY 2013 included in this annual report on Form 10-K. These stock options are scheduled to become vested in 5% installments on each of the first twenty quarterly anniversaries of the date of grant, provided that the executives continue to serve as an employee of the Company or one of its subsidiaries on each such date, and subject to accelerated vesting under certain circumstances as described in more detail under the heading “Potential Payments upon Termination or Change in Control.”
(3)	Amounts reflected in this column for FY 2013 are awards earned pursuant to the BakerCorp VP and Named Officer Incentive Plan (the “Incentive Plan”), calculated based on the target bonus amounts set forth in each named executive officer’s employment agreement and the achievement of the relevant performance goals.
(4)	Amounts in this column for FY 2013 include: (i) disability insurance premiums paid by the Company (for Messrs. Livingston and Leonetti); (ii) car allowances (for all named executive officers); and (iii) for Mr. Aronoff, the Company’s reimbursement of taxes equal to $33,469 in respect of the sign-on bonus paid to Mr. Aronoff in connection with the commencement of his employment.
(5)	Mr. Aronoff’s employment with the Company began on July 25, 2012. The FY 2013 compensation reflected in this table for Mr. Aronoff is compensation earned by him following his start date.

Executive Agreements

Each of our named executive officers has entered into an employment agreement with BakerCorp, our subsidiary (the “Executive Agreements”). Messrs. Livingston and Leonetti entered into their agreements in June 2011 in connection with the Permira Funds’ Acquisition, and Mr. Aronoff entered into his agreement in June 2012 in connection with the commencement of his employment in July 2012. Each of the Executive Agreements has an initial five-year term (which expires on June 1, 2016 for Messrs. Livingston and Leonetti and on July 25, 2017 for

Mr. Aronoff), which will be automatically extended for successive one-year periods unless at least 30 days’ notice is given by either party. The Executive Agreements provide for the following initial annual base salaries of the named executive officers, which will be reviewed annually and may be adjusted upward: Mr. Livingston: $500,000; Mr. Leonetti: $360,000; and Mr. Aronoff: $280,000. In addition, the Executive Agreements provide for the following target bonuses, expressed as a percentage of base salary, for the named executive officers: Mr. Livingston: 125%; Mr. Leonetti: 75%; and Mr. Aronoff: 75%. In addition, Mr. Aronoff’s agreement provides for a sign-on bonus equal to $80,000, net of taxes, which was paid to him in FY 2013. The Executive Agreements also provide that the named executive officers are entitled to participate in such health and other group insurance and other employee benefit plans and programs of BakerCorp as in effect from time to time on the same basis as other senior executives. The Executive Agreements for Messrs. Livingston and Leonetti provide for reimbursement of reasonable counsel fees incurred in connection with the negotiation and documentation of the employment agreement up to a maximum of $16,667 per executive.

Each of the named executive officers is also required to abide by perpetual restrictive covenants relating to non-disclosure of confidential information and non-disparagement. In addition, during employment and for two years following termination of employment for any reason, each named executive officer is subject to covenants that prohibit (i) solicitation of customers, suppliers of the Company and its subsidiaries and (ii) solicitation or hiring of certain employees of the Company and its subsidiaries.

In addition, these Executive Agreements provide for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under the heading “Potential Payments Upon Termination or Change in Control.”

Annual Incentive Awards

Each named executive officer is eligible to receive an annual incentive award. For the named executive officers other than Mr. Livingston, annual incentive awards are determined pursuant to our VP and Named Officer Incentive Plan (the “Incentive Plan”). Mr. Livingston’s annual incentive award is determined by the Board of Directors in its sole discretion. Target annual bonus amounts are expressed as a percentage of the participant’s base salary. The named executive officers’ target annual bonus percentages were negotiated as part of the Executive Agreements. The named executive officers’ target annual bonus percentages for FY 2013, as approved by the compensation committee, were as follows: Mr. Livingston (125%); Mr. Leonetti (75%); and Mr. Aronoff (75%).

FY 2013 annual incentive awards for the named executive officers other than Mr. Livingston were determined pursuant to the Incentive Plan based on the achievement of a Company-wide financial measure and individual performance objectives, which were approved by the Board of Directors. The FY 2013 Incentive Plan Company-wide financial measure was adjusted Earnings before Interest, Taxes, Depreciation and Amortization, calculated as set forth in the section of this annual report on Form 10-K titled “Selected Financial Information” (Adjusted EBITDA). Each named executive officer’s individual performance objectives were determined through a collaborative process between the executives and Mr. Livingston as their direct supervisor and were ultimately approved by Mr. Livingston. The executives’ individual objectives vary from year to year, but fiscal year 2013 included the consideration of achievements in the following areas: for Mr. Leonetti—financial reporting, IT management process, SOX documentation and controls, software implementation, and personnel management; and for Mr. Aronoff—increasing pricing rates, improving market/financial visibility, development of expansion plans and various strategic initiatives. The portion of the FY 2013 annual incentive awards for Messrs. Leonetti and Aronoff that was based on Adjusted EBITDA was 53%, and the portion that was based on individual objectives was 47%.

Award determination under the Incentive Plan is a two-step process. First, the financial results are determined and award amounts calculated based on the achievement of the Adjusted EBITDA performance goals. Then, based on the recommendations of the president and chief executive officer, the compensation committee determines whether the award levels should be adjusted based on its evaluation of the executive’s level of performance relative to his or her individual performance objectives. Adjustment may be made downward (and may even result in a zero payout) or upward, but in no case may the actual award amount paid exceed 100% of the executive’s target award. The incentive payment may be made in the form of cash and/or stock as determined at the sole discretion of the president and chief executive officer. Because actual Adjusted EBITDA was less than 95% of the Adjusted EBITDA target for FY 2013, which was $146.2 million, no amounts were paid in respect of the portion of the bonuses based on Adjusted EBITDA. Based on the individual performance evaluations of Mr. Leonetti and Mr. Aronoff, the Compensation Committee of the Board of Directors

approved payments of approximately 36.7% of Mr. Leonetti’s target annual bonus amount and approximately 42.9% of Mr. Aronoff’s target annual bonus amount (which was pro-rated to reflect the portion of FY 2013 during which he was employed by the Company), as reflected in the table above, all of which was attributable to performance relating to their individual performance objectives.

Mr. Livingston’s bonus is determined in the discretion of the Board of Directors and not pursuant to the Incentive Plan, which allows the Board greater flexibility to align Mr. Livingston’s pay with a broader definition of financial and business results which impact overall Company performance. In determining Mr. Livingston’s annual incentive award for FY 2013, the Board of Directors considered the Company’s financial achievement during FY 2013 as well his performance related to improving safety performance, hiring key growth positions, and improving the effectiveness of the executive leadership team. Based on the Board of Director’s evaluation of these elements, Mr. Livingston was paid a bonus equal to 30% of his target bonus for FY 2013.

Equity Incentive Awards

In connection with the Permira Funds’ Acquisition, the Company adopted the BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”), which is currently the Company’s primary plan for making equity-based compensation awards. Each of the named executive officers has received three stock option awards pursuant to the 2011 Equity Incentive Plan and related option agreements entered into between each respective executive and the Company. The stock option grants to Messrs. Livingston and Leonetti were made in connection with the closing of the Permira Funds’ Acquisition, and the stock option grants to Mr. Aronoff were made in connection with the commencement of his employment in July 2012. The stock options were granted to the named executive officers to serve as meaningful retention awards and also to provide the executives with a substantial incentive related to the Company’s future long-term growth. The number of options granted to each named executive officer was determined based on a review of the executives’ positions and responsibilities and, in the case of Messrs. Livingston and Leonetti, equity grants to them during Lightyear Capital’s ownership, their interests in the Company that were acquired through equity rollovers and co-investments at the time of the Permira Funds’ Acquisition, and negotiations undertaken with the executives in connection with the Permira Funds’ Acquisition.

The three stock option grants made to each of the named executive officers have nearly identical terms, except for the exercise price. Half of the total options granted to each of the named executive officers have an exercise price equal to the fair market value of a share of Company common stock on the date of grant ($100 per share for options granted in June 2011, and $137 per share for options granted to Mr. Aronoff in July 2012), one-quarter have an exercise price of $200 per share and one-quarter have an exercise price of $300 per share. The options with exercise prices of $200 and $300 are premium priced options, which serve as additional incentives for the named executive officers to maximize the appreciation of the value of the Company’s common stock. These stock options are scheduled to become vested in 5% installments on each of the first twenty quarterly anniversaries of the date of grant, provided that the executives continue to serve as an employee of the Company or one of its subsidiaries on each such date, and subject to accelerated vesting under certain circumstances. The stock options will become fully vested and exercisable in the event of a change in control (as defined in the 2011 Equity Incentive Plan). In addition, the portion of outstanding stock options that would have vested had the executives’ employment continued until one year following the effective date of certain termination or resignation events will become vested and exercisable in the event of those termination or resignation events, including a termination by reason of death, disability or retirement, a termination by the Company without cause or a resignation by the executive for good reason (each term is defined in the Executive Agreements). Following a termination of employment, except as described above, unvested stock options terminate immediately and the named executive officers have the following amount of time, if any, to exercise their vested stock options following their termination: (i) vested stock options immediately terminate upon the executives’ termination for cause or resignation without good reason; (ii) vested stock options must be exercised prior to the first anniversary of termination following termination by reason of death, disability or retirement; or (iii) vested stock options must be exercised prior to the 90th day following the date of termination upon the executives’ termination without cause or resignation for good reason.

Dividend equivalent rights were also granted to the named executive officers in respect of the stock options granted pursuant to the 2011 Equity Incentive Plan, which will be paid in respect of vested options and, to the extent options are not vested, will be held by the Company until vesting occurs. Subject to certain exceptions, the stock option agreements for the named executive officers contain certain restrictions with respect to disclosure of confidential information, competition with the Company and its subsidiaries, solicitation of customers and suppliers, solicitation and hiring of certain employees, and disparagement, each of which applies until the date the stock options have been fully exercised or have expired.

Following the Permira Funds’ Acquisition, no additional equity-based grants have been made other than with respect to new hires and promotions, including Mr. Aronoff.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Options Exercisable		Number of Securities Underlying Options Unexercisable		Option Exercise Price ($) (3)	Option Expiration Date
Bryan Livingston	5,440	(1)	—		42.86	11/22/15
	23,312	(1)	—		42.86	8/15/17
	9,826	(1)	—		19.44	2/10/20
	12,750	(2)	29,750	(2)	100.00	6/29/21
	6,375	(2)	14,875	(2)	200.00	6/29/21
	6,375	(2)	14,875	(2)	300.00	6/29/21

James Leonetti	8,936	(1)	—		19.44	2/10/20
	5,400	(2)	12,600	(2)	100.00	6/29/21
	2,700	(2)	6,300	(2)	200.00	6/29/21
	2,700	(2)	6,300	(2)	300.00	6/29/21

Raymond A. Aronoff	750	(2)	6,750	(2)	137.00	7/31/22
	375	(2)	3,375	(2)	200.00	7/31/22
	375	(2)	3,375	(2)	300.00	7/31/22

(1)	These stock options are rollover options granted under the BakerCorp International Holdings, Inc. 2005 Stock Incentive Plan that were converted into options in respect of Company common stock in connection with the Permira Funds’ Acquisition, each of which is fully vested.
(2)	These stock options were granted pursuant to the 2011 Equity Incentive Plan and are scheduled to become vested in 5% installments on each of the first twenty quarterly anniversaries of the date of grant, provided that the executives continue to serve as an employee of the Company or one of its subsidiaries on each such date, and subject to accelerated vesting under certain circumstances as described in more detail under the heading “Potential Payments upon Termination or Change in Control.”
(3)	With respect to each award granted with an exercise price of $300 per share, if a change in control occurs (as defined in the 2011 Equity Incentive Plan) prior to the third anniversary of the effective date of the plan, the exercise price will instead be $200 per share.

Retirement Benefit Programs

We offer our executive officers who reside and work in the United States, including our named executive officers, retirement and certain other benefits, including participation in the Company’s 401(k) Plan (the “401(k) Plan”) in the same manner as other employees and participation in the Company’s retiree medical plan.

Pursuant to the 401(k) Plan, executive officers are eligible to receive, at the discretion of the Company, company matching contribution and/or profit sharing contributions. It should be noted, however, that the executive team requested that they not receive any profit sharing contributions under the 401(k) Plan in respect of FY 2013 or FY 2012.

The Company also maintains a retiree medical plan, in which employees who were hired on or before January 1, 1986 and who retire on or after age 60 are eligible to receive retiree medical benefits for themselves and their spouses until they attain age 65 or otherwise become Medicare eligible. Pursuant to employment agreements entered into with certain of our executives (including the Executive Agreements for Messrs. Livingston and Leonetti), in the event that the executive officers retire after attaining age 58 and serving a minimum of ten years in the employ of the Company, they would be entitled to purchase medical coverage under the retiree medical plan, except that the original age and service-based eligibility requirements shall not apply. Neither Mr. Livingston nor Mr. Leonetti would have been eligible for this benefit if they had retired in FY 2013.

Potential Payments Upon Termination or Change in Control

Pursuant to the Executive Agreements and equity award agreements, each of our named executive officers would be entitled to receive certain payments and benefits in connection with certain terminations of employment or upon a change in control of the Company.

Voluntary Resignation without Good Reason or Termination by Company for Cause

Pursuant to the Executive Agreements, in the event that the named executive officers resign without good reason (as defined in the agreements) or are terminated for cause (as defined in the agreements), they would only be entitled to receive payment of any base salary accrued but not paid prior to the date of termination, vested benefits to the extent provided under the terms of applicable benefit plans and any unreimbursed expenses (the “Accrued Amounts”).

Termination without Cause or Resignation for Good Reason

Pursuant to the Executive Agreements, in the event that the employment of the named executive officers is terminated without cause (as defined in the agreements), or upon the executives’ resignation for good reason (as defined in the agreements), they would receive the following payments and benefits:

•	any Accrued Amounts;

•	a pro-rata target bonus for the year in which termination occurs (“Pro-Rata Target Bonus”);

•

a payment each month equal to one-twelfth of the sum of their (a) base salary plus (b) target annual bonus (the “Severance Payments”), for 24 months following termination for Mr. Livingston, 18 months following termination for Mr. Leonetti and for 12 months following termination Mr. Aronoff; and

•

continuation of health benefits for 24 months following termination for Mr. Livingston, 18 months following termination for Mr. Leonetti and for 12 months following termination Mr. Aronoff, or, if earlier, until they cease to be eligible for COBRA continuation coverage; provided that BakerCorp is only obligated to pay for such health coverage to the extent it was paying prior to the termination of employment and such coverage shall be credited against the COBRA continuation period.

The Severance Payments will commence to be paid within 30 days following the termination date provided the executives execute, deliver and do not revoke a general release of claims within such 30 day period. In the event that such qualifying termination occurs within one year following a change in control (as defined in the agreements), the aggregate value of the Severance Payments will be paid in a lump sum.

In addition, the portion of outstanding stock options granted pursuant to the 2011 Equity Incentive Plan that would have vested had the named executive officers’ employment continued until one year following the effective date of termination or resignation would become immediately vested and exercisable.

Death or Disability

Pursuant to the Executive Agreements, in the event that the employment of the named executive officers is terminated by reason of his or her death or disability, in addition to the Accrued Amounts, they would receive a Pro-Rata Target Bonus. In addition, the portion of outstanding stock options granted pursuant to the 2011 Equity Incentive Plan that would have vested had the named executive officers’ employment continued until one year following the effective date of termination or resignation would become immediately vested and exercisable.

Retirement

In the case of the Executive Agreements for Messrs. Livingston and Leonetti, in the event that the employment of the named executive officers retires after attaining age 58 and having served in the employ of the Company for at least ten years, in addition to the Accrued Amounts, they would be entitled to purchase medical coverage under the Company’s Retiree Medical Plan, as described above. However, because neither Mr. Livingston nor Mr. Leonetti had attained age 58 as of January 31, 2013, they would not have been eligible for this benefit upon their retirement as of such date. Mr. Aronoff is not entitled to this retirement benefit.

In addition, the portion of outstanding stock options granted pursuant to the 2011 Equity Incentive Plan that would have vested had the named executive officers’ employment continued until one year following the effective date of termination or resignation would become immediately vested and exercisable.

Change in Control

In the event of a change in control (as defined in the 2011 Equity Incentive Plan), all outstanding stock options granted to the named executive officers pursuant to the 2011 Equity Incentive Plan would become fully vested and exercisable.

Compensation of Directors

Prior to the Permira Funds’ Acquisition, there were no independent directors serving on the Board of Directors, which consisted only of Bryan Livingston (our chief executive officer) and three representatives from our prior private equity owner. None of these directors received compensation for their service. In connection with the Permira Funds’ Acquisition, two independent directors were appointed—Philip Green and Gerard Holthaus. For service during FY 2013, Mr. Green received an annual fee of $250,000 (which included a fee for his service as chairman) and Mr. Holthaus received an annual fee of $75,000 (which included a fee for his service as chairman of the Audit Committee). Annual fees are paid to the independent directors on a quarterly basis. All directors are also reimbursed for travel expenses and other out-of-pocket costs incurred in connection with their attendance at meetings.

Name (1)	Cash Fees ($)	Total ($)
Philip Green	250,000	250,000
Gerard Holthaus	75,000	75,000

(1)	Options were not granted to the directors in FY 2013. As of the end of FY 2013, Mr. Green held a total of 15,333 options in respect of Company common stock and Mr. Holthaus held a total of 9,200 options in respect of Company common stock, which were granted in FY 2011 pursuant to the 2011 Equity Incentive Plan. Half of the options granted to each of Mr. Green and Holthaus have an exercise price of $100 per share, one-quarter have an exercise price of $200 per share and one-quarter have an exercise price of $300 per share. These stock options are scheduled to become vested in 5% installments on each of the first twenty quarterly anniversaries of June 29, 2011, provided that the directors continue in service on each such date.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has ever been one of our officers or employees. In addition, during fiscal year 2013, none of our executive officers served as a member of a compensation committee or board of directors of an entity that had an executive officer serving as a member of our Board of Directors.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 1, 2013, certain information regarding the beneficial ownership of the equity securities of BakerCorp International, Inc. by:

•	each person who beneficially owns five percent or more of the common stock of BakerCorp International, Inc.,

•	each of the directors and executive officers of BakerCorp International, Inc., individually,

•	each of the directors and executive officers of BakerCorp International, Inc. as a group.

All of the shares of common stock of BakerCorp International, Inc. are held by BakerCorp International Holdings, Inc. (“Holdings”). Accordingly, all of the shares of common stock of BakerCorp International, Inc. represented in the chart below reflect the holders’ effective pecuniary interest in the shares of BakerCorp International, Inc. held through such holders’ interest in Holdings.

Unless otherwise specified, each beneficial owner has sole voting power and sole investment power over the capital stock indicated. Applicable percentage ownership in the following table is based on 4,114,280 shares of common stock outstanding as of April 1, 2013. Unless otherwise specified, the address of each beneficial owner is c/o 3020 Old Ranch Parkway, Suite 220, Seal Beach, CA 90740.

Beneficial ownership is determined in accordance with the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent
BakerCorp International Holdings, Inc. (1)	4,114,280	100%
Permira IV Continuing L.P. 1 (2)(3)	1,069,397	26.0%
Permira IV Continuing L.P. 2 (2)(4)	2,559,520	62.2%
Permira Investments Limited (2)(5)	87,409	2.1%
P4 Co-Investment L.P. (2)(6) 320 Park Avenue, 33rd Fl. New York, NY 10022	24,814	*
Robert B. Livingston (7)	68,327	1.7%
James H. Leonetti (8)	21,536	*
David F. Haas (9)	30,055	*
Mark D. Pugh (10)	31,978	*
Amy M. Paul (11)	14,228	*
Philip Green (12)	10,365	*
Gerard Holthaus (13)	8,220	*
Beth Ganem (14)	7,200	*
Raymond Aronoff (15)	2,250	*
Richard Carey (16)	—
John Coyle (16)	—
Henry Minello (16)	—
All directors and executive officers, as a group (12 persons) (7)-(16)	194,159	4.7%

*	Less than 1%.
(1)	BakerCorp International Holdings, Inc. is a holding company owning one hundred percent of the outstanding stock of BakerCorp International, Inc.
(2)	BakerCorp International Holdings, Inc. is owned by Permira IV Continuing L.P. 1, Permira IV Continuing L.P. 2, Permira Investments Limited and P4 Co-Investment L.P., which are venture funds advised by Permira Advisers L.L.C. and management investors who have executed options.
(3)	The ownership interest of Permira IV Continuing L.P. 1 in Holdings converts economically to 1,069,397 shares of BakerCorp International, Inc. By virtue of being an investment advisor of Permira IV Continuing L.P. 1, Permira Advisers L.L.C. may be deemed to have or share beneficial ownership of shares beneficially owned by Permira IV Continuing L.P. 1. Permira Advisers L.L.C. expressly disclaims beneficial ownership of such shares, except to the extent of its direct pecuniary interest therein.
(4)	The ownership of Permira IV Continuing L.P. 2 in Holdings converts economically to 2,559,520 shares of BakerCorp International, Inc. By virtue of being an investment advisor of Permira IV Continuing L.P. 2, Permira Advisers L.L.C. may be deemed to have or share beneficial ownership of shares beneficially owned by Permira IV Continuing L.P. 2. Permira Advisers L.L.C. expressly disclaims beneficial ownership of such shares, except to the extent of its direct pecuniary interest therein.
(5)	The ownership of Permira Investments Limited in Holdings converts economically to 87,409 shares of BakerCorp International, Inc. By virtue of being an investment advisor of Permira Investments Limited, Permira Advisers L.L.C. may be deemed to have or share beneficial ownership of shares beneficially owned by Permira Investments Limited. Permira Advisers L.L.C. expressly disclaims beneficial ownership of such shares, except to the extent of its direct pecuniary interest therein.
(6)	The ownership of P4 Co-Investment L.P. in Holdings converts economically to 24,814 shares of BakerCorp International, Inc. By virtue of being an investment advisor of P4 Co-Investment L.P., Permira Advisers L.L.C. may be deemed to have or share beneficial ownership of shares beneficially owned by P4 Co-Investment L.P. Permira Advisers L.L.C. expressly disclaims beneficial ownership of such shares, except to the extent of its direct pecuniary interest therein.
(7)	Mr. Livingston owns no shares of common stock of Holdings directly. Mr. Livingston owns options to purchase 38,578 shares of Holdings’ common stock, which are fully vested and exercisable, including 28,752 options at an exercise price of $42.86 and 9,826 shares at an exercise price of $19.44. Mr. Livingston also owns options to purchase 85,000 shares of Holdings’ common stock, granted in connection with the Transaction. These options become 5% vested each quarter from the date of grant, which was June 29, 2011, so that they become fully vested on the fifth anniversary of the grant date. Within 60 days of April 1, 2013, 29,749 options will have become vested and exercisable.

(8)	Mr. Leonetti owns no shares of common stock of Holdings directly. Mr. Leonetti owns options to purchase 8,936 shares of Holdings’ common stock at an exercise price of $19.44, which are fully vested and exercisable. Mr. Leonetti also owns options to purchase 36,000 shares of Holdings’ common stock, granted in connection with the Transaction. These options become 5% vested each quarter from the date of grant, which was June 29, 2011, so that they become fully vested on the fifth anniversary of the grant date. Within 60 days of April 1, 2013, 12,600 options will have become vested and exercisable.
(9)	Mr. Haas owns no shares of common stock of Holdings directly. Mr. Haas owns options to purchase 17,455 shares of Holdings’ common stock, which are fully vested and exercisable, including 13,816 options at an exercise price of $42.86 and 3,639 shares at an exercise price of $19.44. Mr. Haas also owns options to purchase 36,000 shares of Holdings’ common stock, granted in connection with the Transaction. These options become 5% vested each quarter from the date of grant, which was June 29, 2011, so that they become fully vested on the fifth anniversary of the grant date. Within 60 days of April 1, 2013, 12,600 options will have become vested and exercisable.
(10)	Mr. Pugh owns no shares of common stock of Holdings directly. Mr. Pugh owns options to purchase 19,378 shares of Holdings’ common stock, which are fully vested and exercisable, including 16,318 options at an exercise price of $42.86 and 3,060 shares at an exercise price of $19.44. Mr. Pugh also owns options to purchase 36,000 shares of Holdings’ common stock, granted in connection with the Transaction. These options become 5% vested each quarter from the date of grant, which was June 29, 2011, so that they become fully vested on the fifth anniversary of the grant date. Within 60 days of April 1, 2013, 12,600 options will have become vested and exercisable.
(11)	Ms. Paul owns no shares of common stock of Holdings directly. Ms. Paul owns options to purchase 5,828 shares of Holdings’ common stock at an exercise price of $19.44, which are fully vested and exercisable. Ms. Paul also owns options to purchase 24,000 shares of Holdings’ common stock, granted in connection with the Transaction. These options become 5% vested each quarter from the date of grant, which was June 29, 2011, so that they become fully vested on the fifth anniversary of the grant date. Within 60 days of April 1, 2013, 8,400 options will have become vested and exercisable.
(12)	Mr. Green serves as a non-employee director of BakerCorp International, Inc. Mr. Green owns 5,000 shares of Holdings’ common stock. Mr. Green also owns options to purchase 15,333 shares of Holdings’ common stock, granted in connection with the Transaction. These options were granted on June 29, 2011 and become 5% vested each quarter from the vesting commencement date, which was June 29, 2011, so that they become fully vested on the fifth anniversary of the grant date. Within 60 days of April 1, 2013, 5,365 options will have become vested and exercisable.
(13)	Mr. Holthaus serves as a non-employee director of BakerCorp International, Inc. Mr. Holthaus owns 5,000 shares of Holdings’ common stock. Mr. Holthaus also owns options to purchase 9,200 shares of Holdings’ common stock, granted in connection with the Transaction. These options were granted on June 29, 2011 and become 5% vested each quarter from the vesting commencement date, which was June 29, 2011, so that they become fully vested on the fifth anniversary of the grant date. Within 60 days of April 1, 2013, 3,220 options will have become vested and exercisable.
(14)	Ms. Ganem serves as the Chief Human Resources Officer of BakerCorp International, Inc. Ms. Ganem owns options to purchase 24,000 shares of Holdings’ common stock. These options become 5% vested each quarter from the date of grant, which was October 10, 2011. Within 60 days of April 1, 2013, 7,200 options will have become vested and exercisable.
(15)	Mr. Aronoff serves as the Vice President, Strategy and Business Development, of BakerCorp International, Inc. Mr. Aronoff owns options to purchase 15,000 shares of Holdings’ common stock. These options become 5% vested each quarter from the date of grant, which was July 31, 2012. Within 60 days of April 1, 2013, 2,250 options will have become vested and exercisable.
(16)	Mr. Carey is a Partner and Co-Head of the Industrials sector group at Permira Advisers L.L.C. Mr. Coyle is a Partner and Head of North America at Permira Advisers L.L.C. Mr. Minello is a Principal at Permira Advisers L.L.C. By virtue of being an authorized officer of Permira Advisers L.L.C., each of Mr. Carey, Mr. Coyle and Mr. Minello may be deemed to have or share beneficial ownership of shares beneficially owned by Permira Advisers L.L.C. Each of Mr. Carey, Mr. Coyle and Mr. Minello expressly disclaims beneficial ownership of such shares, except to the extent of his direct pecuniary interest therein.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From time to time, we enter into transactions in the normal course of business with related parties. We believe that such transactions are at arm’s-length and have terms that would have been obtained from unaffiliated third parties. See Note 10 “Related Party Transactions” to the consolidated financial statements for a discussion of the Successor and Predecessor related party transactions.

Shareholders Agreement

In connection with the Transaction, we entered into a shareholders agreement with Permira Funds and certain other investors. This agreement includes customary restrictions on transfers of our common stock by the Rollover Investors and the Co-Investors. The shareholders agreement also contains customary tag along and drag along provisions with respect to shares held by the Rollover Investors and the Co-Investors, as well as other provisions customary for agreements of this kind.

Registration Rights Agreement

We have entered into a registration rights agreement (the “Registration Rights Agreement”) with certain of our investors, pursuant to which they are entitled to certain rights with respect to the registration of our common shares under the Securities Act. The shares of our common stock held at any time by the parties to the Registration Rights Agreement are referred to as “Registrable Securities.” The Registration Rights Agreement provides that, subject to certain exceptions, following an initial public offering of our common stock or other equity securities, each holder of Registrable Securities will be entitled to participate in, or “piggyback” on, registrations of shares of our capital stock for sale by us or any stockholder. These registration rights are subject to conditions and limitations, including a minimum size requirement on any demand registration, the right of underwriters to limit the number of shares to be included in a registration and our right to delay or withdraw a registration statement under specified circumstances. We have agreed to indemnify the holders of Registrable Securities with respect to certain liabilities under the securities laws in connection with registrations pursuant to the Registration Rights Agreement.

Management Agreement

In connection with the Transaction, we entered into an agreement, which we refer to as the management agreement, with Permira Advisers L.L.C. (the “Sponsor”). The Sponsor advises funds which control BakerCorp International Holdings, Inc. (“BCI Holdings”), a holding company with no assets or liabilities other than one hundred percent of the outstanding stock of the Company. This agreement addresses certain consulting, financial, and strategic advisory services that the Sponsor provides to us. Under the management agreement, we have agreed to pay to the Sponsor an annual fee of $500,000 and to reimburse the Sponsor for all reasonable expenses that it incurs in connection with providing management services to us. The management agreement also includes customary indemnification provisions.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Ernst & Young audited our consolidated financial statements for the fiscal years ended January 31, 2013 and 2012. The fees billed to us by Ernst & Young during the last two fiscal years for the indicated services were as follows (in thousands):

	Fiscal Year Ended January 31,
	2013	2012
Audit fees	$1,080	$1,196
Audit-related fees	20	548
Tax fees	803	445
All other fees	97	78

Total	$2,000	$2,266

Audit fees—These are fees for professional services performed by Ernst & Young for the audit of our annual financial statements, review of financial statements included in our quarterly filings and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees—These are fees for assurance and related services performed by Ernst & Young that are reasonably related to the performance of the audit or review of our financial statements. This includes employee benefit plan audits, due diligence related to mergers and acquisitions and consultations concerning financial accounting and reporting standards.

Tax fees—These are fees for professional services performed by Ernst & Young with respect to tax compliance, tax advice and tax planning. This includes assistance regarding federal, state and international tax compliance, return preparation, tax audits and tax work stemming from “Audit-Related” items.

All other fees—These are fees for other permissible work performed by Ernst & Young that does not meet the above category descriptions.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) We have filed the following documents as part of this annual report on Form 10-K:

(1) All financial statements

See “Item 8. Financial Statements and Supplementary Data-Index to Consolidated Financial Statements” for a list of the consolidated financial statements included herein.

(2) Financial statement schedules

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable or not required.

(3) Exhibits

See the Exhibit Index immediately following the signature page hereto, which the Exhibit Index is incorporated by reference as if fully set forth herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAKERCORP INTERNATIONAL, INC.

Date: April 19, 2013

	By:	/s/ Bryan Livingston
Bryan Livingston

President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated April 12, 2011, by and among B-Corp Holdings, Inc., B-Corp Merger Sub, Inc., LY BTI Holdings Corp. and Lightyear Capital, LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 2 of the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on July 27, 2012).

2.2	Amendment to Agreement and Plan of Merger, dated May 31, 2011 B-Corp Holdings, Inc., B-Corp Merger Sub, Inc., LY BTI Holdings Corp. and Lightyear Capital, LLC (incorporated by reference to Exhibit 2.2 to Amendment No. 2 of the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on July 27, 2012).

3.1	Certificate of Incorporation of BakerCorp International, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012).

3.2	Bylaws of BakerCorp International, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012).

4.1	Indenture, dated as of June 1, 2011, by and among BakerCorp International, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012).

4.2	Form of 8.25% Senior Notes due June 1, 2019 (included as part of Exhibit 4.1 above).

4.3	Registration Rights Agreement, dated as of June 1, 2011, by and among BakerCorp International Holdings, Inc., Permira IV Continuing L.P. 1, Permira IV Continuing L.P. 2, Permira Investments Limited, P4 Co-Investment L.P. and the other parties signatory thereto (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012).

4.4	Registration Rights Agreement, dated as of June 1, 2011, by and among BakerCorp International, Inc., the guarantors party thereto, Morgan Stanley & Co. Incorporated and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.4 to Amendment No. 2 of the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on July 27, 2012).

4.5	Stockholders’ Agreement, dated as of June 1, 2011, by and among, BakerCorp International Holdings, Inc., Permira IV Continuing L.P. 1, Permira IV Continuing L.P. 2, Permira Investments Limited, P4 Co-Investment L.P. and the minority stockholders party thereto (incorporated by reference to Exhibit 4.5 to Amendment No. 2 of the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on July 27, 2012).

10.1	Credit Agreement, dated as of June 1, 2011, by and among BakerCorp International, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012).

10.1.1	First Amendment to Credit and Guaranty Agreement among the Company, BakerCorp International Holdings, Inc., BC International Holdings C.V., the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch (as administrative agent, collateral agent, issuing lender, swingline lender and designated 2013 replacement term lender) and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2013).

10.2	Employment Agreement, dated as of June 1, 2011, by and between BakerCorp and Bryan Livingston (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012).

10.3	Employment Agreement, dated as of June 1, 2011, by and between BakerCorp and James H. Leonetti (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012).

10.4	Employment Agreement, dated as of June 1, 2011, by and between BakerCorp and David Haas (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012).

10.5	Employment Agreement, dated as of June 1, 2011, by and between BakerCorp and Mark Pugh (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012).

10.6	Employment Agreement, dated as of June 1, 2011, by and between BakerCorp and Amy Paul (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012).

10.7	Employment Agreement, dated as of June 11, 2012, by and between BakerCorp and Raymond A. Aronoff (incorporated by reference to Exhibit 10.13 to Amendment No. 3 of the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on August 27, 2012

10.8	Employment Agreement, dated as of September 9, 2011, by and between BakerCorp and Elizabeth Ganem (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012).

10.9	FY 2012 VP and Named Officers Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012).

10.10	BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012).

10.10.1	BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan—Form of Option Agreement for Senior Management (incorporated by reference to Exhibit 10.10.1 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012).

10.10.2	BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan—Form of Option Agreement for Management (incorporated by reference to Exhibit 10.10.2 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012).

10.10.3	BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan—Form of Option Agreement for Directors (incorporated by reference to Exhibit 10.10.3 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012).

10.11	BakerCorp International Holdings, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012).

10.11.1	BakerCorp International Holdings, Inc. 2005 Stock Incentive Plan—Form of Option Agreement (incorporated by reference to Exhibit 10.11.1 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012).

10.11.2	BakerCorp International Holdings, Inc. 2005 Stock Incentive Plan—Form of Senior Management Rollover Stock Option Agreement(incorporated by reference to Exhibit 10.11.2 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012).

10.11.3	BakerCorp International Holdings, Inc. 2005 Stock Incentive Plan—Form of Management Rollover Stock Option Agreement (incorporated by reference to Exhibit 10.11.3 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012).

10.12	Professional Services Agreement, dated as of June 1, 2011, by and between Permira Advisers L.L.C. and BakerCorp International, Inc. (incorporated by reference to Exhibit 10.12 to Amendment No. 2 of the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on July 27, 2012).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document