Form 10-Q
period 2013-04-30
BakerCorp International, Inc.
filed 2013-06-14
CIK 1550377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒*

* The registrant is a voluntary filer of reports required to be filed by certain companies under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required during the preceding 12 months, had it been subject to such filing requirements.

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

There is no public market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, par value $0.01 per share, outstanding on June 13, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BakerCorp International, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(In thousands)

	April 30, 2013	January 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,146	$28,069
Accounts receivable, less allowance for doubtful accounts of $2,744 and $3,023 on April 30, 2013 and January 31, 2013, respectively	63,863	62,489
Inventories, net	1,835	2,012
Prepaid expenses and other current assets	4,773	4,214
Deferred tax assets	8,255	6,699

Total current assets	107,872	103,483
Property and equipment, net	373,529	373,794
Goodwill	316,955	319,252
Other intangible assets, net	460,795	465,941
Deferred tax assets	65,785	66,451
Deferred financing costs, net	886	688
Other long-term assets	559	533

Total assets	$1,326,381	$1,330,142

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$21,648	$21,178
Accrued expenses	24,645	23,044
Current portion of long-term debt (net of deferred financing costs of $2,207 and $2,962 on April 30, 2013 and January 31, 2013, respectively)	1,693	938

Total current liabilities	47,986	45,160
Long-term debt, net of current portion (net of deferred financing costs of $13,008 and $15,572 on April 30, 2013 and January 31, 2013, respectively)	606,282	604,678
Deferred tax liabilities	272,613	273,003
Fair value of interest rate swap liabilities	5,240	5,293
Other long-term liabilities	2,566	2,612

Total liabilities	934,687	930,746

Commitments and contingencies	—	—

Shareholder’s equity:
Common stock, $0.01 par value; 100,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	398,241	397,696
Accumulated other comprehensive loss	(15,457)	(10,380)
Retained earnings	8,910	12,080

Total shareholder’s equity	391,694	399,396

Total liabilities and shareholder’s equity	$1,326,381	$1,330,142

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations (unaudited)

(In thousands)

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012
Revenue:
Rental revenue	$58,284	$60,847
Sales revenue	4,973	5,072
Service revenue	10,522	10,116

Total revenue	73,779	76,035

Operating expenses:
Employee related expenses	22,965	22,161
Rental expenses	8,788	8,615
Repair and maintenance	3,777	3,174
Cost of goods sold	2,947	2,961
Facility expenses	5,999	4,828
Professional fees	2,973	1,422
Management fees	153	134
Other operating expenses	3,600	2,463
Depreciation and amortization	15,247	14,205
(Gain) loss on sale of equipment	(403)	147

Total operating expenses	66,046	60,110

Income from operations	7,733	15,925

Other expenses:
Interest expense, net	10,148	10,412
Loss on extinguishment and modification of debt	2,999	—
Foreign currency exchange (gain), net	(131)	—

Total other expenses, net	13,016	10,412

(Loss) income before income tax (benefit) expense	(5,283)	5,513
Income tax (benefit) expense	(2,113)	2,300

Net (loss) income	$(3,170)	$3,213

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries

Consolidated Condensed Statements of Comprehensive (Loss) Income (unaudited)

(In thousands)

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012
Net (loss) income	$(3,170)	$3,213
Other comprehensive (loss) income, net of tax
Unrealized gain on interest rate swap agreements	33	262
Change in foreign currency translation adjustments	(5,110)	379

Other comprehensive (loss) income	(5,077)	641

Total comprehensive (loss) income	$(8,247)	$3,854

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012
Operating activities
Net (loss) income	$(3,170)	$3,213
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Recovery of) doubtful accounts	(202)	(437)
Share-based compensation expense	495	599
(Gain) loss on sale of equipment	(402)	147
Depreciation and amortization	15,247	14,205
Amortization of deferred financing costs	588	137
Deferred income taxes	(915)	1,534
Amortization of acquisition liabilities	(170)	(166)
Loss on extinguishment and modification of debt	2,999	—
Changes in assets and liabilities:
Accounts receivable	(1,388)	(3,282)
Inventories	177	(47)
Prepaid expenses and other assets	(583)	2,107
Accounts payable and other liabilities	2,276	(3,883)

Net cash provided by operating activities	14,952	14,127

Investing activities
Purchases of property and equipment	(13,106)	(22,078)
Proceeds from sale of equipment	1,010	756

Net cash used in investing activities	(12,096)	(21,322)

Financing Activities
Repayments of long-term debt	(960)	(975)
Capital contribution from BakerCorp International Holdings, Inc.	50	60
Payment of deferred financing costs	(531)	—

Net cash used in financing activities	(1,441)	(915)
Effect of foreign currency translation on cash	(338)	(26)

Net increase (decrease) in cash and cash equivalents	1,077	(8,136)
Cash and cash equivalents, beginning of period	28,069	36,996

Cash and cash equivalents, end of period	$29,146	$28,860

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4,617	$5,340
Income taxes	$417	$1,126

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

Note 1. Organization, Description of Business, and Basis of Presentation

We are a provider of liquid and solid containment solutions, operating within a specialty sector of the broader industrial services industry. Our revenue is generated by providing rental equipment, customized solutions, and a comprehensive suite of services to our customers. We provide a wide variety of steel and polyethylene temporary storage tanks, roll-off containers, pumps, filtration, pipes, hoses and fittings, shoring, and related products to a broad range of customers for a number of applications. Tank and roll-off container applications include the storage of water, chemicals, waste streams, and solid waste. Pump applications include the pumping of groundwater, municipal waste and other fluids. Filtration applications include the separation of various solids from liquids. We have branches in over 23 states in the United States as well as branches in Canada, Mexico, France, Germany, the Netherlands, and the United Kingdom. For reporting purposes, a branch is defined as a location with at least one employee. As used herein, the terms “Company,” “we,” “us,” and “our” refer to BakerCorp and its subsidiaries, unless the context indicates to the contrary.

Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated condensed financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions with our subsidiaries have been eliminated in the consolidated condensed financial statements.

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

Refer to Note 1 of the notes to the consolidated condensed financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2013 for a summary of our significant accounting policies.

Note 2. Accounting Pronouncements

New Accounting Pronouncements

During February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU No. 2013-02 finalizes the requirements of ASU No. 2011-05 that ASU No. 2011-12 deferred, clarifying how to report the effect of significant reclassifications out of accumulated other comprehensive income. ASU No. 2013-02 is to be applied prospectively and was effective for fiscal years and interim periods within those years beginning after December 15, 2012. The adoption of ASU No. 2013-02 did not have a significant impact on our consolidated financial position or results of operations.

During January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This update was issued to limit the scope of the new balance sheet offsetting disclosure requirements for derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions. The scope clarification responds to concerns raised by constituents that ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, as written, would have required disclosures for arrangements beyond what the FASB initially contemplated. ASU No. 2011-11 enhances disclosures regarding financial instruments and derivative instruments. Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. Like ASU No. 2011-11, ASU No. 2013-01 was effective for annual periods beginning on or after January 1, 2013 (including interim periods within them) and retrospectively for all periods presented on the balance sheet. The adoption of ASU No. 2013-01 did not to have a significant impact on our consolidated financial position or results of operations.

Note 3. Inventories, net

Our inventories are composed of finished goods that we purchase and hold for resale. Inventories are valued at the lower of cost or market value. The cost is determined using the average cost method. We write down our inventories for the estimated difference between cost and market value based upon our best estimates of market conditions.

We carry inventories in amounts necessary to satisfy our customers’ inventory requirements on a timely basis. We continually monitor our inventory status to control inventory levels and write down any excess or obsolete inventories on hand.

Inventories consisted of the following:

(In thousands)	April 30, 2013	January 31, 2013
Finished goods	$2,448	$2,619
Less: inventory reserve	(613)	(607)

Inventories, net	$1,835	$2,012

Note 4. Property and Equipment, net

Property and equipment, net consisted of the following on April 30, 2013:

(In thousands)	Cost	Accumulated depreciation	Net Carrying Amount
Assets held for rent:
Berms	$3,112	$(1,725)	$1,387
Boxes	23,802	(6,245)	17,557
Filtration	5,163	(2,179)	2,984
Generators and light towers	255	(130)	125
Pipes, hoses and fittings	15,377	(10,025)	5,352
Polyethylene tanks	3,288	(946)	2,342
Pumps	39,036	(12,839)	26,197
Shoring	1,397	(904)	493
Steel tanks	316,442	(31,051)	285,391
Tank trailers	1,887	(767)	1,120
Construction in progress	4,029	—	4,029

Total assets held for rent	413,788	(66,811)	346,977

Assets held for use:
Leasehold improvements	2,603	(709)	1,894
Machinery and equipment	28,189	(12,677)	15,512
Office furniture and equipment	4,389	(1,911)	2,478
Software	2,164	(670)	1,494
Construction in progress	5,174	—	5,174

Total assets held for use	42,519	(15,967)	26,552

Total	$456,307	$(82,778)	$373,529

Property and equipment, net consisted of the following on January 31, 2013:

(In thousands)	Cost	Accumulated depreciation	Net Carrying Amount
Assets held for rent:
Berms	$2,818	$(1,495)	$1,323
Boxes	23,445	(5,541)	17,904
Filtration	4,981	(1,931)	3,050
Generators and light towers	255	(115)	140
Pipes, hoses and fittings	16,752	(11,052)	5,700
Polyethylene tanks	3,296	(860)	2,436
Pumps	38,266	(11,122)	27,144
Shoring	1,473	(1,016)	457
Steel tanks	315,186	(27,293)	287,893
Tank trailers	1,899	(688)	1,211
Construction in progress	2,590	—	2,590

Total assets held for rent	410,961	(61,113)	349,848

Assets held for use:
Leasehold improvements	2,569	(555)	2,014
Machinery and equipment	26,979	(11,386)	15,593
Office furniture and equipment	4,244	(1,683)	2,561
Software	2,155	(472)	1,683
Construction in progress	2,095	—	2,095

Total assets held for use	38,042	(14,096)	23,946

Total	$449,003	$(75,209)	$373,794

On April 30, 2013 and January 31, 2013, we had $49.1 million and $49.5 million, respectively, of net property and equipment located outside of the United States. We had $40.8 million and $41.7 million of net property and equipment located in Europe on April 30, 2013 and January 31, 2013, respectively.

Depreciation expense for the three months ended April 30, 2013 and 2012 was $11.2 million and $10.2 million, respectively.

Note 5. Goodwill and Other Intangible Assets, net

Goodwill

Goodwill by reportable segment on April 30, 2013 and January 31, 2013 and the changes in the carrying amount of goodwill during the three months ended April 30, 2013 were the following:

(In thousands)	North America	Europe	Total
Balance on January 31, 2013	$255,803	$63,449	$319,252
Goodwill adjustments (1)	—	(2,297)	(2,297)

Balance on April 30, 2013	$255,803	$61,152	$316,955

(1)	The adjustment to Europe goodwill was the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.

Intangible Assets, Net

The components of intangible assets, net on April 30, 2013 and January 31, 2013 were the following:

	April 30, 2013			January 31, 2013
(In thousands)	Gross (1)	Accumulated Amortization	Net	Gross (1)	Accumulated Amortization	Net
Carrying amount:
Customer relationships (25 years)	$404,325	$(30,998)	$373,327	$405,119	$(27,008)	$378,111
Trade name (Indefinite)	87,468	—	87,468	87,830	—	87,830

Total carrying amount	$491,793	$(30,998)	$460,795	$492,949	$(27,008)	$465,941

(1)	The change of $0.8 million in the gross intangible balance on April 30, 2013 compared to January 31, 2013 was the result of fluctuations in the foreign currency exchange rates used to translate the Europe intangible balance into U.S. dollars.

Estimated amortization expense for the periods ending January 31 is as follows:

(In thousands)
Remainder of the fiscal year ending January 31, 2014	$12,129
2015	16,173
2016	16,173
2017	16,173
2018	16,173
Thereafter	296,506

Total	$373,327

Amortization expense related to intangible assets was $4.0 million for the three months ended April 30, 2013 and 2012.

Note 6. Accrued Expenses

Accrued expenses consisted of the following on April 30, 2013 and January 31, 2013:

(In thousands)	April 30, 2013	January 31, 2013
Accrued compensation	$9,345	$10,942
Accrued insurance	871	951
Accrued interest	8,250	3,300
Accrued professional fees	1,205	1,041
Accrued taxes	3,461	5,069
Other accrued expenses	1,513	1,741

Total accrued expenses	$24,645	$23,044

Note 7. Fair Value Measurements

We measure fair value using the framework established by the FASB accounting guidance for fair value measurements and disclosures. See Note 1 of the notes to consolidated condensed financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2013 under the caption Fair Value Measurements for further information regarding our accounting principles.

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

Interest Rate Swaps—Interest rate swap contracts are recorded in the consolidated financial statements at fair value. On April 30, 2013, we had interest rate swap contracts with a total notional principal of $210.0 million. For these interest rate swap contracts, we have agreed to pay fixed interest rates while receiving a floating interest rate (LIBOR). The purpose of holding these interest rate swap contracts is to hedge against the upward movement of LIBOR and the associated interest expense we pay on our external variable rate credit facilities.

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

On April 30, 2013 and January 31, 2013, the weighted average fixed interest rate of our interest rate swap contracts was 2.16%, and the weighted average remaining life was 2.7 years and 2.9 years, respectively. We included within interest expense $0.5 million related to the interest rate swap contracts for both the three months ended April 30, 2013 and 2012.

Liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurement using
(In thousands)	April 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap agreements	$5,240	$—	$5,240	$—
Senior term loan	387,979	—	387,979	—
Senior unsecured notes	250,200	—	250,200	—

Total	$643,419	$—	$643,419	$—

		Fair value measurement using
(In thousands)	January 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap agreements	$5,293	$—	$5,293	$—
Senior term loan	384,150	—	384,150	—
Senior unsecured notes	242,400	—	242,400	—

Total	$631,843	$—	$631,843	$—

Note 8. Debt

On June 1, 2011, we (i) entered into a $435.0 million Credit Facility, consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility ($45.0 million available as of April 30, 2013) and (ii) on June 1, 2011 issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”).

On February 7, 2013, we entered into the First Amendment to our Credit and Guaranty Agreement (the “First Amendment”), dated June 1, 2011 (the “Credit Agreement”), to refinance our senior term loan. Pursuant to the First Amendment, we borrowed $384.2 million of term loans (the “Amended Term Loan”) to refinance a like amount of term loans (the “Original Term Loan”) under the Credit Agreement. The LIBOR rate margin applicable to the Amended Term Loan is 3.00%, which is 0.75% less than the LIBOR rate margin applicable to the Original Term Loan. In addition, pursuant to the First Amendment, among other things, (i) the term loan facility maturity date was extended to February 7, 2020, provided that the maturity will be March 2, 2019 if the Notes are not repaid or refinanced on or prior to March 2, 2019, (ii) the revolving facility maturity date was extended to February 7, 2018, and (iii) we obtained increased flexibility with respect to certain covenants and restrictions relating to the Company’s ability to incur additional debt, make investments, debt prepayments, and acquisitions. Furthermore, the Excess Cash Flow prepayment requirement was extended to commence with the fiscal year ending January 31, 2014.

As a result of amending our Credit Facility, and changes in the holders of our term loan, we recorded a $3.0 million loss on extinguishment and modification of debt consisting of unamortized deferred loan fees. Of the $3.0 million loss, $2.6 million was related to the loss on extinguishment of debt, and $0.4 million was related to the loss on modification of debt.

In addition, we expensed $0.9 million of advisory and agency fees related to the First Amendment, which are included within professional fees on the income statement. We recorded additional deferred financing costs of $0.5 million, which are included within prepaid expenses and other current assets within current assets and deferred financing costs, net within assets on the balance sheet.

Long-term debt consists of the following:

(In thousands)	April 30, 2013	January 31, 2013
Senior term loan, maturing either February 7, 2020 or March 2, 2019, subject to the amended credit agreement referred to above, payable in quarterly installments of $960 thousand	$383,190	$384,150
Revolving loan, maturing February 7, 2018, subject to the amended credit agreement referred to above, with available borrowings up to $45.0 million, interest due in accordance with 3 and 6-month LIBOR contracts	—	—
Senior unsecured notes, maturing June 1, 2019, subject to the indenture referred to below	240,000	240,000

Total debt	623,190	624,150

Less deferred financing costs	(15,215)	(18,534)

	607,975	605,616

Less current portion (net of current portion of deferred financing costs of $2.2 million and $3.0 million on April 30, 2013 and January 31, 2013)	(1,693)	(938)

Long-term debt, net of current portion (net of long-term portion of deferred financing costs of $13.0 million and $15.6 million on April 30, 2013 and January 31, 2013, respectively)	$606,282	$604,678

Credit Facility

The Credit Facility issued in June 2011 and amended in February 2013 places certain limitations on our (and all of our U.S. subsidiaries) ability to incur additional indebtedness, pay dividends or make other distributions, repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, use assets as security in other transactions, and sell certain assets or merge with or into other companies. In addition, under the Credit Facility agreement, we may be required to satisfy and maintain a total leverage ratio if there is an outstanding balance on the revolving loan of 25% or more of the committed amount as of any quarter end.

Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin, subject to a LIBOR floor of 1.25%. The applicable senior term loan margin was 3.00% on April 30, 2013 and 3.75% on both April 30, 2012 and January 31, 2013.

The interest rate on the outstanding senior term loan on April 30, 2013 and 2012 was 4.25% and 4.75%, respectively. The interest rate on the outstanding senior term loan was 5.00% on January 31, 2013.

The weighted average interest rate during the three months ended April 30, 2013 and 2012 was 4.31% and 4.95%, respectively. During the three months ended April 30, 2013 and 2012, we incurred interest and fees related to the Credit Facility of $4.5 million and $5.0 million, respectively. Interest on the Credit Facility is payable quarterly. Principal on the senior term loan is payable in quarterly installments of $1.0 million.

On April 30, 2013, we did not have an outstanding balance on the revolving loan; therefore, on April 30, 2013, we were not subject to a leverage test. Additionally, on April 30, 2013, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

Senior Unsecured Notes Due 2019

On June 1, 2011, we issued $240.0 million of fixed rate 8.25% Senior Notes due 2019. We may redeem all or any portion of the Notes on or after June 1, 2014 at the redemption prices set forth in the applicable indenture, plus accrued and unpaid interest. We may redeem all or any portion of the Notes at any time prior to June 1, 2014, at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued interest. We may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings completed at any time prior to June 1, 2014 at a redemption price equal to 108.25%.

Upon a change of control, we are required to make an offer to redeem all of the Notes from the holders at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of the repurchase.

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our direct and indirect existing and future wholly-owned domestic restricted subsidiaries.

During the three months ended April 30, 2013 and 2012, we incurred interest and fees related to the Notes of approximately $5.2 million and $4.9 million, respectively. Interest on the Notes is payable semi-annually.

Principal Payments on Debt

Principal payments on debt for the periods ending January 31 are due according to the table below:

(In thousands)
Remainder of the fiscal year ending January 31, 2014	$2,881
2015	3,842
2016	3,842
2017	3,842
2018	3,842
Thereafter	604,941

Total	$623,190

Note 9. Derivatives

Cash Flow Hedges

We use certain interest rate derivative contracts to hedge the variable interest rate exposure on our debt. Our program is not for trading or speculative purposes.

Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, requires us to recognize all of our derivative instruments as either other assets or other liabilities within the consolidated condensed balance sheets at fair value. The fair value of interest rate hedges reflects the estimated amount that we would receive or pay to terminate the contracts at the reporting date. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Our derivatives are valued using observable data as inputs and therefore are categorized as Level 2 financial instruments.

The effective portion of the gain or loss on our derivative instruments is reported as a component of other comprehensive (loss) income, net and is subsequently reclassified into interest expense during the same period interest cash flows for our floating-rate debt (hedged item) occur. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized within interest expense, net during the period of change. For derivative instruments that are not designated as hedging instruments, the gain or loss is recognized in interest (income) expense during the period of change and net payments under these derivatives are recorded as realized.

During July 2011, we entered into several swap agreements to effectively hedge cash flows related to our variable rate debt. We hedged $210.0 million of our debt with four interest rate swaps, two with a three-year term and a notional amount totaling $60.0 million with a fixed rate of 1.68% and two with a five-year term and a notional amount totaling $150.0 million with a fixed rate of 2.35%.

On April 30, 2013, we recorded an accrued liability of $5.2 million representing the fair value and the potential termination obligation of the interest rate swaps. The change in fair value of the interest rate swaps did not contain an ineffective portion. During the three months ended April 30, 2013 and 2012, we recorded a pre-tax gain of $53 thousand and $425 thousand, respectively (an after tax gain of $33 thousand and $262 thousand, respectively), in other comprehensive income for the change in the potential termination obligation related to the effective portion of the interest rate swaps.

On April 30, 2013, the effective portion of our cash flow hedges before tax was $5.2 million. We do not expect to reclassify any material amount from OCI into earnings within the next 12 months.

In connection with the amended Credit Facility, we performed an analysis of interest rate swaps at the refinancing date to determine if the swaps should be re-designated as a cash flow hedge. Based on the analysis, we determined that the interest rate swap agreements should continue to be designated as a cash flow hedge, primarily due to: (i) no changes in the underlying index of the debt (only the spread changed), no changes in debt principal, (ii) no changes in the interest rate swap agreements, and (iii) that the agreements are anticipated to be highly effective.

The fair value of the potential termination obligation related to our interest rate swaps on April 30, 2013 and January 31, 2013 was the following:

(in thousands)	April 30, 2013	January 31, 2013
Interest rate swaps, fixed notional amount of $60.0 million, effective July 2011, expires July 2014, fixed rate payor of interest at 1.681%, receives interest at the three-month LIBOR subject to a 1.25% floor	$326	$381

Interest rate swaps, fixed notional amount of $150.0 million, effective July 2011, expires July 2016, fixed rate payor of interest at 2.346%, receives interest at the three-month LIBOR subject to a 1.25% floor	4,914	4,912

	$5,240	$5,293

Note 10. Income Taxes

The income tax provision for the three months ended April 30, 2013 and 2012 is based on the estimated effective tax rate for the entire fiscal year. The estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pre-tax income and loss for the year are increased or decreased, including changes in the geographic mix of pre-tax income and loss.

The effective income tax rate for the three months ended April 30, 2013 was 40.0% compared to 41.7% for the three months ended April 30, 2012. The effective tax rates differ from the U.S. federal statutory rate primarily due to income taxed in foreign jurisdictions, state taxes, non-deductible meals and entertainment expenses.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized. The majority of our deferred tax assets relate to federal net operating loss carry-forwards. Management believes that the Company will realize the benefit of existing deferred tax assets based on the scheduled reversal of U.S. deferred tax liabilities related to depreciation and amortization expenses not deductible for tax purposes, which is ordinary income and therefore of the same character as the temporary differences giving rise to the deferred tax assets. This reversal will occur in substantially similar time periods as the deferred tax assets in the same jurisdictions. As such, the deferred tax liabilities are considered a source of income sufficient to support our U.S. deferred tax assets; therefore, a valuation allowance is not required on April 30, 2013.

We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Tax benefits recognized from such a position are measured based on whether the benefit has a greater than 50% likelihood of being realized upon ultimate resolution. We do not believe there will be any material unrecognized tax positions over the next 12 months.

We file income tax returns and are subject to audit in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We do not anticipate any potential adjustment to our provision for income taxes that may result from examinations by, or any negotiated agreements with, tax authorities. We are currently under audit by the French tax authorities for the income tax returns filed for the fiscal years ended January 31, 2010 to 2012. We do not believe that the final outcome of this examination will have a material effect on our results of operations.

Note 11. Share-based Compensation

During June 2011, we adopted a share-based management compensation plan, the BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan permits the granting of stock options, nonqualified stock options and restricted stock for up to 490,641 shares of BCI Holdings stock to eligible employees and non-employee directors and consultants. On April 30, 2013, BakerCorp International Inc. granted 466,939 options to purchase BCI Holdings common stock under the 2011 Plan, leaving 23,702 options available for grant.

Under the 2011 Plan, option awards are generally granted with an exercise price equal to or greater than the market price of BCI Holdings common stock on the date of grant. All options expire ten years or less from their grant date. Outstanding options vest over a five-year period, with 5% vesting per quarter. The fair value of stock option awards is expensed over the related employee’s service period on a straight-line basis for stock options granted with an exercise price approximating the fair value of BCI Holdings common stock on the grant date. Stock options granted with exercise prices substantially higher than the fair value of BCI Holdings common stock on the grant date are expensed, net of estimated forfeitures of 5%, ratably for each vesting tranche (accelerated attribution method) from the service inception date to the end of the requisite service period.

During the three months ended April 30, 2013, 16,500 option awards to purchase shares of BCI Holdings were granted. These option awards have a weighted average exercise price and estimated fair value of $195.00 and $46.72 per share, respectively.

During the three months ended April 30, 2012, 21,500 option awards to purchase shares of BCI Holdings were granted. These option awards have a weighted average exercise price and estimated fair value of $190.00 and $36.78 per share, respectively. The fair value is calculated using the Black-Scholes option pricing model utilizing the assumptions below for each respective period. Expected volatility is management’s estimate based upon peer company data and other factors.

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012
Expected volatility	40%	40%
Expected dividends	0%	0%
Expected term	6.5 years	6.1 years
Risk-free interest rate	1.22%	1.63%

The following table summarizes stock option activity for the three months ended April 30, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on January 31, 2013	612,571	$138.12	7.6
Granted	16,500	195.00
Exercised	(600)	100.00		$24
Forfeited/cancelled/expired	(2,500)	190.00

Outstanding on April 30, 2013	625,971	139.45	7.4	25,696

Vested and expected to vest on April 30, 2013	612,730	137.06	7.4	25,696
Exercisable on April 30, 2013	348,081	$111.89	6.7	$20,304
Available for grant on April 30, 2013	23,702

The aggregate intrinsic value in the table above represents the total pre-tax value that option holders would have received had all option holders exercised their options on April 30, 2013. The aggregate intrinsic value is the difference between the estimated fair market value of the BCI Holdings common stock at the end of the period and the option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of the BCI Holdings common stock. The total intrinsic value of options exercised for the three months ended April 30, 2013 and 2012 was $24 thousand and $18 thousand, respectively. The total estimated fair value of options vested was $0.6 million for the three months ended April 30, 2013 and 2012.

We recognized non-cash share-based compensation expense of $0.5 million and $0.6 million during the three months ended April 30, 2013 and 2012, respectively, which is included in employee related expenses.

On April 30, 2013, there was $7.4 million of unrecognized pre-tax share-based compensation expense related to non-vested stock options, which we expect to recognize over a weighted average period of 3.4 years.

Note 12. Segment Reporting

We conduct our operations through entities located in the United States, Canada, Mexico, France, Germany, the Netherlands, and the United Kingdom. We transact business using the local currency within each country where we perform services or provide rental equipment.

Our operating and reportable segments are North America and Europe and consist of the following:

•	the North American segment consists of branches located in the United States, Canada, and Mexico that provide equipment and services suitable across all of these North American countries.

•	the European segment consists of branches located in France, Germany, the Netherlands, and the United Kingdom that provide equipment and services to customers in a number of European countries.

Within each operating segment, there are common customers, common pricing structures, the ability and history of sharing equipment and resources, operational compatibility, commonality of regulatory environments, and relative geographic proximity.

Our reporting units for the purpose of testing goodwill for impairment consist of seven geographic divisions located at a level below our operating segments.

(In thousands)	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012
Revenue
United States	$66,131	$70,566
Other North America	1,461	799
Europe	6,187	4,670

Total revenue	73,779	76,035

Depreciation and amortization
North America	14,293	13,464
Europe	954	741

Total depreciation and amortization	15,247	14,205

Interest expense, net
North America	10,148	10,335
Europe	—	77

Total interest expense, net	10,148	10,412

Income tax (benefit) expense
North America	(2,405)	1,936
Europe	292	364

Total income tax (benefit) expense	(2,113)	2,300

Net (loss) income
North America	(3,714)	2,528
Europe	544	685

Total net (loss) income	$(3,170)	$3,213

Total asset and long-lived asset information is the following:

(In thousands)	April 30, 2013	January 31, 2013
Total assets
United States	$1,191,258	$1,190,611
Other North America	8,754	8,358
Europe	126,369	131,173

Total assets	1,326,381	1,330,142

Long-lived assets
United States	324,413	324,269
Other North America	8,264	7,868
Europe	40,852	41,657

Total long-lived assets	$373,529	$373,794

Note 13. Related Party Transactions

From time to time, we enter into transactions in the normal course of business with related parties. We believe that such transactions are at arm’s-length and have terms consistent with terms offered in the ordinary course of business. The accounting policies that we apply to our transactions with related parties are consistent with those applied in transactions with independent third parties.

Pursuant to a professional services agreement between us and the Sponsor, we agreed to pay the Sponsor an annual management fee of $0.5 million, payable quarterly, plus reasonable out-of-pocket expenses, in connection with the planning, strategy and oversight support provided to management. During the three months ended April 30, 2013 and 2012, we recorded $0.2 million and $0.1 million, respectively, in aggregate management fees and expenses to the Sponsor. Management fees payable to the Sponsor totaled $0.04 million on both April 30, 2013 and January 31, 2013.

Note 14. Commitments and Contingencies

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

Note 15. Condensed Consolidating Financial Information

Our Notes are guaranteed by all of our U.S. subsidiaries (the “guarantor subsidiaries”). This indebtedness is not guaranteed by BCI Holdings or our foreign subsidiaries (together, the “non-guarantor subsidiaries”). The guarantor subsidiaries are all one hundred percent owned, and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to customary release provisions and a standard limitation, which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). The following condensed consolidating financial information presents the financial position, results of operations, and cash flows of the parent, guarantors, and non-guarantor subsidiaries of the Company and the eliminations necessary to arrive at the information on a consolidated basis for the periods indicated. The parent referenced in the condensed financial statements is BakerCorp International, Inc., the issuer.

We conduct substantially all of our business through our subsidiaries. To make the required payments on our Notes and other indebtedness, and to satisfy our other liquidity requirements, we will rely, in large part, on cash flows from these subsidiaries, mainly in the form of dividends, royalties and advances, or the payment of intercompany loan arrangements. The ability of these subsidiaries to make dividend payments to us will be affected by, among other factors, the obligations of these entities to their creditors, requirements of corporate and other law, and restrictions contained in agreements entered into by or relating to these entities.

The parent and the guarantor subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting the transfer of cash from guarantor subsidiaries and non-guarantor subsidiaries to the parent.

Condensed Consolidating Balance Sheet

April 30, 2013 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$21,208	$7,938	$—	$29,146
Accounts receivable, net	—	55,129	8,734	—	63,863
Inventories	—	1,820	15	—	1,835
Prepaid expenses and other current assets	277	1,925	2,571	—	4,773
Deferred tax assets	—	8,228	27	—	8,255

Total current assets	277	88,310	19,285	—	107,872
Property and equipment, net	—	324,073	49,456	—	373,529
Goodwill	—	255,803	61,152	—	316,955
Other intangible assets, net	—	431,649	29,146	—	460,795
Deferred financing costs, net	886	—	—	—	886
Deferred tax assets	19,104	46,454	227	—	65,785
Other long-term assets	—	440	119	—	559
Investment in subsidiaries	611,382	114,991	—	(726,373)	—

Total assets	$631,649	$1,261,720	$159,385	$(726,373)	$1,326,381

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$75	$20,042	$1,531	$—	$21,648
Accrued expenses	8,256	14,438	1,951	—	24,645
Current portion of long-term debt	1,693	—	—	—	1,693
Intercompany balances	(381,591)	351,046	30,545	—	—

Total current liabilities	(371,567)	385,526	34,027	—	47,986
Long-term debt, net of current portion	606,282	—	—	—	606,282
Deferred tax liabilities	—	262,246	10,367	—	272,613
Fair value of interest rate swap liabilities	5,240	—	—	—	5,240
Other long-term liabilities	—	2,566	—	—	2,566

Total liabilities	239,955	650,338	44,394	—	934,687
Total shareholder’s equity	391,694	611,382	114,991	(726,373)	391,694

Total liabilities and shareholder’s equity	$631,649	$1,261,720	$159,385	$(726,373)	$1,326,381

Condensed Consolidating Balance Sheet

January 31, 2013

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$22,978	$5,091	$—	$28,069
Accounts receivable, net	—	55,139	7,350	—	62,489
Inventories	—	2,010	2	—	2,012
Prepaid expenses and other current assets	168	2,330	1,716	—	4,214
Deferred tax assets	—	6,671	28	—	6,699

Total current assets	168	89,128	14,187	—	103,483
Property and equipment, net	—	324,269	49,525	—	373,794
Goodwill	—	255,803	63,449	—	319,252
Other intangible assets, net	—	435,481	30,460	—	465,941
Deferred financing costs, net	688	—	—	—	688
Deferred tax assets	17,598	48,722	131	—	66,451
Other long-term assets	—	431	102	—	533
Investment in subsidiaries	493,871	118,801	—	(612,672)	—

Total assets	$512,325	$1,272,635	$157,854	$(612,672)	$1,330,142

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$45	$18,736	$2,397	$—	$21,178
Accrued expenses	3,414	17,892	1,738	—	23,044
Current portion of long-term debt	938	—	—	—	938
Intercompany balances	(501,439)	477,278	24,161	—	—

Total current liabilities	(497,042)	513,906	28,296	—	45,160
Long-term debt, net of current portion	604,678	—	—	—	604,678
Deferred tax liabilities	—	262,246	10,757	—	273,003
Fair value of interest rate swap liabilities	5,293	—	—	—	5,293
Other long-term liabilities	—	2,612	—	—	2,612

Total liabilities	112,929	778,764	39,053	—	930,746
Total shareholder’s equity	399,396	493,871	118,801	(612,672)	399,396

Total liabilities and shareholder’s equity	$512,325	$1,272,635	$157,854	$(612,672)	$1,330,142

Condensed Consolidating Statement of Operations

For the Three Months Ended April 30, 2013 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$66,519	$7,260	$—	$73,779

Operating expenses:
Employee related expenses	47	20,614	2,304	—	22,965
Rental expense	—	8,107	681	—	8,788
Repair and maintenance	—	3,459	318	—	3,777
Cost of goods sold	—	2,938	9	—	2,947
Facility expense	19	5,392	588	—	5,999
Professional fees	901	2,003	69	—	2,973
Management fees	—	153	—	—	153
Other operating expenses	302	1,958	1,340	—	3,600
Depreciation and amortization	—	14,127	1,120	—	15,247
(Gain) on sale of equipment	—	(391)	(12)	—	(403)

Total operating expenses	1,269	58,360	6,417	—	66,046
(Loss) income from operations	(1,269)	8,159	843	—	7,733
Other expenses (income):
Interest expense (income), net	10,157	(7)	(2)	—	10,148
Loss on extinguishment and modification of debt	2,999	—	—	—	2,999
Foreign currency exchange (gain) loss, net	—	(139)	8	—	(131)

Total other expenses (income), net	13,156	(146)	6	—	13,016

(Loss) income before income taxes	(14,425)	8,305	837	—	(5,283)
Income tax (benefit) expense	(1,527)	(879)	293	—	(2,113)

(Loss) income before equity in net earnings of subsidiaries	(12,898)	9,184	544	—	(3,170)
Equity in net earnings of subsidiaries	9,728	544	—	(10,272)	—

Net income (loss)	$(3,170)	$9,728	$544	$(10,272)	$(3,170)

Condensed Consolidating Statement of Operations

For the Three Months Ended April 30, 2012 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$70,566	$5,469	$—	$76,035

Operating expenses:
Employee related expenses	39	20,774	1,348	—	22,161
Rental expense	—	8,113	502	—	8,615
Repair and maintenance	—	3,101	73	—	3,174
Cost of goods sold	—	2,958	3	—	2,961
Facility expense	—	3,762	1,066	—	4,828
Professional fees	81	1,288	53	—	1,422
Management fees	—	134	—	—	134
Other operating expenses	65	1,624	774	—	2,463
Depreciation and amortization	—	13,377	828	—	14,205
Loss on sale of equipment	—	147	—	—	147

Total operating expenses	185	55,278	4,647	—	60,110

(Loss) income from operations	(185)	15,288	822	—	15,925
Other expense:
Interest expense, net	3,548	6,763	101	—	10,412

Total other expense, net	3,548	6,763	101	—	10,412

(Loss) income before income taxes	(3,733)	8,525	721	—	5,513
Income tax (benefit) expense	(1,280)	3,058	522	—	2,300

(Loss) income before equity in net earnings of subsidiaries	(2,453)	5,467	199	—	3,213
Equity in net earnings of subsidiaries	5,666	199	—	(5,865)	—

Net income (loss)	$3,213	$5,666	$199	$(5,865)	$3,213

Condensed Consolidating Statement of Comprehensive (Loss) Income

For the Three Months Ended April 30, 2013 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(3,170)	$9,728	$544	$(10,272)	$(3,170)

Other comprehensive income, net of tax:
Unrealized gain on interest rate swap agreements	33	—	—	—	33
Change in foreign currency translation adjustments	—	—	(5,110)	—	(5,110)

Other comprehensive income (loss)	33	—	(5,110)	—	(5,077)

Total comprehensive (loss) income	$(3,137)	$9,728	$(4,566)	$(10,272)	$(8,247)

Condensed Consolidating Statement of Comprehensive Income

For the Three Months Ended April 30, 2012 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$3,213	$5,666	$199	$(5,865)	$3,213

Other comprehensive (loss) income, net of tax
Unrealized loss on interest rate swap agreements	—	262	—	—	262
Change in foreign currency translation adjustments	—	—	379	—	379

Other comprehensive income	—	262	379	—	641

Total comprehensive income (loss)	$3,213	$5,928	$578	$(5,865)	$3,854

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended April 30, 2013 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(3,170)	$9,728	$544	$(10,272)	$(3,170)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
(Recovery of) provision for doubtful accounts	—	(237)	35	—	(202)
Share-based compensation expense	48	447	—	—	495
(Gain) on sale of equipment	—	(391)	(11)	—	(402)
Depreciation and amortization	—	14,136	1,119	(8)	15,247
Amortization of deferred financing costs	588	—	—	—	588
Deferred income taxes	(1,527)	712	(100)	—	(915)
Amortization of acquisition liabilities	—	(170)	—	—	(170)
Loss on extinguishment and modification of debt	2,999	—	—	—	2,999
Equity in net earnings of subsidiaries, net of taxes	9,728	544	—	(10,272)	—
Changes in assets and liabilities:
Accounts receivable	—	246	(1,634)	—	(1,388)
Inventories	—	190	(13)		177
Prepaid expenses and other assets	(44)	396	(935)	—	(583)
Accounts payable and other liabilities	4,872	(2,022)	(574)	—	2,276

Net cash provided by (used in) operating activities	13,494	23,579	(1,569)	(20,552)	14,952

Investing activities
Purchases of property and equipment	—	(11,056)	(1,953)	(97)	(13,106)
Proceeds from sale of equipment	—	999	11	—	1,010

Net cash used in investing activities	—	(10,057)	(1,942)	(97)	(12,096)

Financing activities
Intercompany investments and loans	(12,053)	(15,209)	5,993	21,269	—
Repayments of long-term debt	(960)	—	—	—	(960)
Capital contribution from BakerCorp International Holdings, Inc.	50	—	—	—	50
Payment of deferred financing costs	(531)	—	—	—	(531)

Net cash (used in) provided by financing activities	(13,494)	(15,209)	5,993	21,269	(1,441)
Effect of foreign currency translation on cash	—	(83)	365	(620)	(338)

Net (decrease) increase in cash and cash equivalents	—	(1,770)	2,847	—	1,077
Cash and cash equivalents, beginning of period	—	22,978	5,091	—	28,069

Cash and cash equivalents, end of period	$—	$21,208	$7,938	$—	$29,146

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended April 30, 2012 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$3,213	$5,666	$199	$(5,865)	$3,213
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Recovery of) provision for doubtful accounts	—	(617)	180	—	(437)
Share-based compensation expense	—	599	—	—	599
Loss on sale of equipment	—	147	—	—	147
Depreciation and amortization	—	13,377	828	—	14,205
Amortization of deferred financing costs	—	137	—	—	137
Deferred income taxes	—	1,477	57	—	1,534
Amortization of acquisition liabilities	—	(166)	—	—	(166)
Equity in net earnings of subsidiaries, net of taxes	(5,666)	(199)	—	5,865	—
Changes in assets and liabilities:
Accounts receivable	—	(2,419)	(863)	—	(3,282)
Inventories	—	(47)	—		(47)
Prepaid expenses and other assets	1	(13)	2,119	—	2,107
Accounts payable and other liabilities	5,048	(8,157)	(774)	—	(3,883)

Net cash provided by operating activities	2,596	9,785	1,746	—	14,127

Investing activities
Purchases of property and equipment	—	(18,272)	(3,806)		(22,078)
Proceeds from sale of equipment	—	756	—	—	756

Net cash used in investing activities	—	(17,516)	(3,806)	—	(21,322)

Financing activities
Intercompany investments and loans	(2,596)	(1,651)	4,247	—	—
Repayments of long-term debt	—	(975)	—	—	(975)
Capital contribution by BakerCorp International Holdings, Inc.	—	60	—	—	60

Net cash (used in) provided by financing activities	(2,596)	(2,566)	4,247	—	(915)
Effect of foreign currency translation on cash	—	—	(26)	—	(26)

Net (decrease) increase in cash and cash equivalents	—	(10,297)	2,161	—	(8,136)
Cash and cash equivalents, beginning of period	—	34,153	2,843	—	36,996

Cash and cash equivalents, end of period	$—	$23,856	$5,004	$—	$28,860

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis includes historical and forward-looking information that should be read in conjunction with the accompanying consolidated condensed financial statements included in this quarterly report; our consolidated condensed financial statements included in the annual report on From 10-K for the fiscal year ended January 31, 2013; and the discussion of certain risks and uncertainties that could cause future operating results to differ materially from our historical or expected results indicated by forward-looking statements included below.

The following table shows our selected consolidated historical financial data for the stated periods. Amounts include the effect of rounding. This material should be read with the financial statements and related footnotes included elsewhere in this report. The financial information presented may not be indicative of our future performance.

Consolidated Historical Financial Data

(In thousands, except rate data)

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012
Statement of Operations Data:
Total revenue	$73,779	$76,035
Total operating expense	66,046	60,110

Income from operations	7,733	15,925
Total other expenses, net	13,016	10,412

(Loss) income before income tax (benefit) expense	(5,283)	5,513
Income tax (benefit) expense	(2,113)	2,300

Net (loss) income	$(3,170)	$3,213

For the period ended:
Cash	$29,146	$28,860
Accounts receivable, net	63,863	59,543
Property and equipment, net	373,529	354,789
Total assets	1,326,381	1,324,444
Total debt, net of deferred financing costs	607,975	606,257
Shareholder’s equity	$391,694	$386,641
Number of branches at the end of period	75	62
Number of employees at the end of period	900	776
Number of rental units available at the end of period	23,611	22,143
Average number of rental units during the period	23,445	21,995
Operating Data:
Average utilization of rental fleet for each respective period (1)	55.8%	61.5%
Average daily rental rate for each respective period (2)	$35.56	$35.53
EBITDA	$20,112	$30,130
EBITDA margin	27.3%	39.6%
Adjusted EBITDA (3)(4)	$25,393	$31,248
Adjusted EBITDA margin	34.4%	41.1%

(1)	The average utilization of rental fleet is a measure of efficiency used by management; it represents the percentage of time a unit of equipment is on-rent during a given period. It is not a U.S. GAAP financial measure.
(2)	The average daily rental rate is used by management to gauge the daily rate of rental equipment that we specifically track during a given period. It is not a U.S. GAAP financial measure.

(3)	We define EBITDA as earnings before deducting interest, income taxes and depreciation and amortization. We define Adjusted EBITDA as EBITDA excluding certain expenses detailed within the net income (loss) to Adjusted EBITDA reconciliation below. EBITDA and Adjusted EBITDA, which are used by management to measure performance, are non-GAAP financial measures. Management believes that EBITDA and Adjusted EBITDA are useful to investors. EBITDA is commonly utilized in our industry to evaluate operating performance, and Adjusted EBITDA is used to determine our compliance with financial covenants related to our debt instruments and is a key metric used to determine incentive compensation for certain of our employees, including members of our executive management team. Both EBITDA and Adjusted EBITDA are included as a supplemental measure of our operating performance because in the opinion of management they eliminate items that have less bearing on our operating performance and highlight trends in our core business that may not otherwise be apparent when relying solely on U.S. GAAP financial measures. In addition, Adjusted EBITDA is one of the primary measures management uses for the planning and budgeting processes and to monitor and evaluate our operating results. EBITDA and Adjusted EBITDA are not recognized items under U.S. GAAP and do not purport to be an alternative to measures of our financial performance as determined in accordance with U.S. GAAP, such as net (loss) income. Because other companies may calculate EBITDA and Adjusted EBITDA differently than we do, EBITDA may not be, and Adjusted EBITDA as presented herein is not, comparable to similarly titled measures reported by other companies.
(4)	Because EBITDA and Adjusted EBITDA are non-U.S. GAAP financial measures, as defined by the SEC, we include reconciliations of EBITDA to the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP.

The following is a reconciliation of our net (loss) income to EBITDA and Adjusted EBITDA for the three months ended April 30, 2013 and 2012 (in thousands):

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012
Net (loss) income	$(3,170)	$3,213
Interest expense, net	10,148	10,412
Income tax (benefit) expense	(2,113)	2,300
Depreciation and amortization expense	15,247	14,205

EBITDA	20,112	30,130

Credit facility refinancing costs	921	—
Foreign currency exchange gain, net	(131)	—
(Gain) loss on sale of equipment	(403)	147
Loss on extinguishment and modification of debt	2,999	—
Regulatory compliance expense	572	68
Share-based compensation expense	495	599
Sponsor management fees	153	134
Other expense	675	170

Adjusted EBITDA	$25,393	$31,248

Business

We believe that we are one of the leading providers of liquid and solid containment solutions based on revenues relative to our competitors, operating within the specialty sector of the broader industrial services industry. We rent, service, and sell equipment to our customers through a solution-oriented approach often involving multiple products. We provide our containment solutions in the United States through a national network with the capability to serve customers in all 50 states as well as a growing number of international locations in Canada, Europe, and Mexico. We maintain one of the largest and most diverse liquid and solid containment rental fleets in the industry consisting of more than 23,000 units, including steel tanks, polyethylene tanks, roll-off boxes, pumps, pipes, hoses and fittings, filtration units, tank trailers, berms, and trench shoring equipment.

We serve customers in over 15 industries, including oil and gas, industrial and environmental services, refining, environmental remediation, construction, chemicals, transportation, power, and municipal works. During the three months ended April 30, 2013, no single customer accounted for more than 5% of our total revenue. During the three months ended April 30, 2012, our largest single customer accounted for 6% of our total revenue.

We are focused on growing revenue and expect to evaluate some or all of the following strategies to achieve revenue growth:

•

Increase our market share in those markets in which we currently operate by expanding our base of customers through existing branches in our network. Additionally, we are focused on improving our percentage share of current customers spending in the existing market areas where we currently provide products and services. We will also seek to expand our products on a more widely distributed base throughout our networks.

•

Expand the scope and product offering of our rental and service offering. We will be focused on both investing in equipment to replace units that have been retired and expanding the offering or our current fleet. We expect to evaluate and invest in new products and offerings that will complement and enhance our current capabilities.

•

Maximize the value that we receive from our products and services. The enhancement of value of our product and services may encompass increasing the duration of our contractual relationships with customers, realization of more attractive average daily rental rate that we earn from our products and services, and through a deeper service and maintenance relationship with customers.

•

Expand our market presence both domestically and internationally into new and potential markets by growing branches and product offerings in new markets. We will seek to expand our market presence which may require an upfront investment in equipment, facilities, and new staff. These investments may initially impact our near-term profitability, utilization, and Adjusted EBITDA margin metrics.

•

Acquire organizations with products, services, and culture that would complement those of our company and accelerate our entry into new markets, reach new customers, and enhance our product and service capabilities.

Geographic Operating Performance

The majority of our operations, resources, property, and equipment are located in the United States. We have had operations in Canada and in Mexico for several years, but these locations have not historically represented a significant source of revenue, operating income, or cash flow. We have one branch in Mexico and two branches in Canada as of April 30, 2013. We anticipate opening additional branches in Canada over time. The United States, Canada, and Mexico comprise our North American segment. Our North American operations are managed from our corporate headquarters, which is located in California. Our equipment has the capability to be used for multiple applications within certain geographic regions of North America. Within the U.S. and Canada, respectively, we incentivize our local managers to maximize return on assets under their control and have provided systems to enable equipment and resource sharing. As a result, equipment in the U.S. and Canada is readily moved and shared by the local branch managers. The process of equipment and resource sharing enables us to maximize the efficiency of our equipment and respond to shifts in customer demand. Due to regulatory and other factors, certain equipment in North America is generally not suitable for use in Europe. Therefore, we have not transferred any of our equipment located in North America to Europe and have no plans to do so. On April 30, 2013, we have $332.7 million of net property and equipment in North America.

We serve customers in Europe from branches located in France, Germany, the Netherlands, and the United Kingdom. Our European operations are headquartered in the Netherlands. Our equipment is transferred between European countries to serve customers as demand dictates. These operations comprise our European segment for reporting purposes. On April 30, 2013, we operated from nine branches in Europe as compared to six branches on April 30, 2012. On April 30, 2013, we have $40.8 million of net property and equipment in Europe.

Results of Operations

We evaluate rental revenue, the largest portion of our revenue, utilizing the following metrics:

Rental Activity- The change in rental activity is measured by the impact of several items, including the utilization of rental equipment that we specifically track, volume of rental revenue on bulk items not individually tracked (which includes pipes, hoses, fittings, and shoring), and volume of re-rent revenue, resulting from the rental of equipment which we do not own. The impact of utilization is calculated as the change in utilization multiplied by the prior period average daily rental rate and the number of rental units available for rent.

Pricing- The change in pricing is measured by the impact of increases or declines in the average daily rental rates on rental equipment that we specifically track during the period. The impact of pricing is calculated as the change in the average daily rental rate multiplied by the prior period number of rental units available and utilization.

Available Rental Fleet- The available rental fleet, as we define it, is the average number of items within our fleet that we individually track. The impact of available rental fleet is calculated as the change in average rental units available multiplied by the prior period average daily rental rate and utilization.

Three Months Ended April 30, 2013 Compared to the Three Months Ended April 30, 2012

The following table presents our results for the three months ended April 30, 2013 and April 30, 2012 (in thousands):

	Three Months Ended April 30, 2013		Three Months Ended April 30, 2012
	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Rental revenue	$58,284	79.0%	$60,847	80.0%
Sales revenue	4,973	6.7%	5,072	6.7%
Service revenue	10,522	14.3%	10,116	13.3%

Total revenue	73,779	100.0%	76,035	100.0%

Operating expenses:
Employee related expenses	22,965	31.1%	22,161	29.1%
Rental expense	8,788	11.9%	8,615	11.3%
Repair and maintenance	3,777	5.1%	3,174	4.2%
Cost of goods sold	2,947	4.0%	2,961	3.9%
Facility expense	5,999	8.1%	4,828	6.3%
Professional fees	2,973	4.0%	1,422	1.9%
Management fees	153	0.2%	134	0.2%
Other operating expenses	3,600	4.9%	2,463	3.2%
Depreciation and amortization	15,247	20.7%	14,205	18.6%
(Gain) loss on sale of equipment	(403)	(0.5)%	147	0.2%

Total operating expenses	66,046	89.5%	60,110	79.1%

Income from operations	7,733	10.5%	15,925	20.9%
Other expense:
Interest expense, net	10,148	13.8%	10,412	13.6%
Loss on extinguishment and modification of debt	2,999	4.1%	—	—
Foreign currency exchange (gain), net	(131)	(0.2)%	—	—

Total other expenses, net	13,016	17.7%	10,412	13.6%

(Loss) income before income taxes	(5,283)	(7.2)%	5,513	7.3%
Income tax (benefit) expense	(2,113)	(2.9)%	2,300	3.0%

Net (loss) income	$(3,170)	(4.3)%	$3,213	4.3%

Revenue

Consolidated Total Revenue

Total revenue during the three months ended April 30, 2013 decreased $2.2 million, or 2.9%, to $73.8 million from $76.0 million during the three months ended April 30, 2012. There are many factors that impact consolidated total revenue; however, revenue from oil and gas customers during the three months ended April 30, 2013 was $4.1 million lower than the comparable prior period.

Rental Revenue

Rental revenue decreased $2.5 million, or 4.1%, to $58.3 million during the three months ended April 30, 2013 from $60.8 million during the three months ended April 30, 2012. Rental revenue is impacted by Rental Activity, Pricing, and Available Rental Fleet.

Rental Activity

Rental revenue was adversely impacted by Rental Activity in the amount of $5.6 million. The decrease was driven by the following:

•

Average utilization decreased to 55.8% during the three months ended April 30, 2013 from 61.5% during the three months ended April 30, 2012, resulting in a negative impact to rental revenue in the amount of $4.0 million. The decrease in utilization was attributable to a combination of factors, including the reduction in demand from customers involved in oil and natural gas production, an increase in fleet size, and the time frame involved in the repositioning of certain rental fleet assets to areas and industries that were experiencing an increase in rental activity. In addition, the lower utilization was due to opening eight new branches during the three months ended April 30, 2013. The establishment of new branches requires investment in people, property, and rental fleet. The opening of these branches resulted in lower utilization as the branches were in the early stage of market penetration.

•	Rental revenue was negatively impacted by mix in the amount of $1.2 million, as a higher percentage of our rental revenue was composed of our rental equipment with lower rental rates or utilization.

•	Rental revenue from bulk items decreased over the period by $0.5 million primarily due to lower pipes, hoses, and fittings revenue.

•

The decrease in rental revenue was further impacted by the detriment of one less calendar day during the three months ended April 30, 2013 compared to the three months ended April 30, 2012 resulting in an unfavorable impact to rental revenue in the amount of $0.5 million.

Pricing

Pricing had a minimal effect on the rental revenue as the average daily rental rate was $35.56 for the three months ended April 30, 2013 compared to $35.53 during the three months ended April 30, 2012.

Available Rental Fleet

Rental revenue was favorably impacted by additional Available Rental Fleet during the three months ended April 30, 2013, in the amount of $3.1 million as the average number of rental units available increased to 23,445 units during the three months ended April 30, 2013 from 21,995 units during the three months ended April 30, 2012. The increase in available rental fleet reflects the investments in rental equipment that we made over the past 12 months, which totaled $48.3 million.

Sales Revenue

Sales revenue decreased $0.1 million, or 2.0%, to $5.0 million for the three months ended April 30, 2013 from $5.1 million for the three months ended April 30, 2012.

Service Revenue

Service revenue increased $0.4 million, or 4.0%, to $10.5 million during the three months ended April 30, 2013 from $10.1 million during the three months ended April 30, 2012. The increase in service revenue was primarily driven by hauling, labor, and other services performed in conjunction with projects. We are continuing to emphasize the sale of ancillary services related to our rental activity.

North America

Total revenue from our North American segment decreased $3.7 million, or 5.2%, to $67.6 million during the three months ended April 30, 2013 from $71.3 million during the three months ended April 30, 2012.

Rental Revenue

Rental revenue decreased $3.9 million, or 6.9%, to $52.7 million during the three months ended April 30, 2013 from $56.6 million during the three months ended April 30, 2012. Rental revenue is impacted by Rental Activity, Pricing, and Available Rental Fleet.

Rental Activity

During the three months ended April 30, 2013, rental revenue was adversely impacted by Rental Activity in the amount of $5.7 million. This change was primarily driven by the same factors aforementioned in the consolidated rental revenue section.

Pricing

Rental revenue was favorably impacted by pricing in the amount of $0.1 million as the average daily rental rates slightly increased.

Available Rental Fleet

Rental revenue was also favorably impacted by Available Rental Fleet during the three months ended April 30, 2013, in the amount of $1.7 million as the average number of rental units available increased to 22,521 units during the three months ended April 30, 2013 from 21,336 units during the three months ended April 30, 2012.

Sales Revenue

Sales revenue decreased $0.1 million, or 2.0%, to $5.0 million during the three months ended April 30, 2013 from $5.1 million during the three months ended April 30, 2012.

Service Revenue

Service revenue increased $0.3 million, or 3.1%, to $9.9 million during the three months ended April 30, 2013 from $9.6 million during the three months ended April 30, 2012. The increase in service revenue was primarily driven by hauling, labor, and other services performed in conjunction with projects relating to pumps and pipe and hose rentals.

Europe

Total revenue from our European segment increased $1.5 million, or 31.9%, to $6.2 million during the three months ended April 30, 2013 from $4.7 million during the three months ended April 30, 2012. Rental revenue is impacted by Rental Activity, Pricing, and Available Rental Fleet.

Rental Revenue

Rental revenue increased $1.4 million, or 33.3%, to $5.6 million during the three months ended April 30, 2013 from $4.2 million during the three months ended April 30, 2012.

Rental Activity

Rental revenue was favorably impacted by Rental Activity in the amount of $0.1 million. The increase was driven by the following:

•

Average utilization decreased to 51.2% during the three months ended April 30, 2013 from 57.1% during the three months ended April 30, 2012, resulting in a negative impact to rental revenue in the amount of $0.4 million. The lower utilization was primarily due to opening two new branches during the fiscal year ended January 31, 2013 and one new branch during the three months ended April 30, 2013. These branches are in the early stages of growth, and the utilization in our European segment reflects the impact of these new branches being in the early development stages of growth.

•	The decrease in utilization is partially offset by the increase of $0.3 million in re-rent revenue and the increase of $0.2 million in rental revenue from pipes, hoses, and fittings,

Pricing

Rental revenue was impacted by Pricing during the three months ended April 30, 2013, in the amount of $0.1 million as the average daily rental rate decreased to €76.67 during the three months ended April 30, 2013 from €79.18 during the three months ended April 30, 2012. The decline in Pricing reflects the introduction of new products that have lower daily rental rates and the mix of the units on rent during the period, rather than a pricing decline of our products.

Available Rental Fleet

Rental revenue was favorably impacted by Average Rental Fleet in Europe during the three months ended April 30, 2013, in the amount of $1.4 million as the average number of rental units available increased to 924 units during the three months ended April 30, 2013 from 659 units during the three months ended April 30, 2012. We continue to invest in capital in Europe to improve market penetration and support our branch expansion. Over the past 12 months, we made $8.8 million of investments in our rental fleet in Europe.

Sales Revenue

Sales revenues for Europe during the three months ended April 30, 2013 were consistent with those for the prior period.

Service Revenue

Service revenues for Europe increased $0.1 million, or 20.0%, to $0.6 million during the three months ended April 30, 2013 from $0.5 million during the three months ended April 30, 2012.

Operating Expenses

Consolidated

Total operating expenses during the three months ended April 30, 2013 increased $6.0 million, or 10.0%, to $66.1 million from $60.1 million during the three months ended April 30, 2012. The increase was attributable to the following:

•

$1.6 million increase in professional fees, which was due to $0.9 million of professional and legal costs related to the amended Credit Facility during February 2013 (refer to Note 8 of the notes to the consolidated condensed financial statements for further details) and $0.7 million of consulting fees incurred related to system implementation projects and costs to investigate future expansion opportunities;

•

$1.2 million increase in facility expenses reflecting the opening of five new branches during the fiscal year ended January 31, 2013 and eight new branches during the three months ended April 30, 2013;

•	$1.0 million increase in depreciation and amortization expenses as we increased our investment in rental fleet in the prior fiscal year;

•

$0.8 million increase in employee related expenses due to the increase in hiring activity during the three months ended April 30, 2013. The number of employees increased to 900 on April 30, 2013 compared to 776 on April 30, 2012;

•	$0.6 million increase in repair and maintenance due to certain regulatory compliance upgrades; and

•	$1.3 million increase in various other expenses, including fees related to the refinancing and travel expenses to investigate acquisition opportunities.

The increase in operating expenses was partially offset by a gain of $0.4 million from equipment sale during the three months ended April 30, 2013 compared to a loss of $0.1 million during the three months ended April 30, 2012.

North America

Operating expenses for the North American segment during the three months ended April 30, 2013 increased $4.5 million, or 7.9%, to $61.6 million from $57.1 million during the same period in the prior fiscal year. This change was driven by the same factors given above in the consolidated operating expenses discussion.

Europe

Operating expenses for the European segment during the three months ended April 30, 2013 increased $1.5 million, or 50.0%, to $4.5 million from $3.0 million during the three months ended April 30, 2012 mainly due to an increase of $0.8 million in personnel costs. The number of employees in Europe increased to 64 on April 30, 2013 from 43 on April 30, 2012. The increase is also due to an increase of $0.2 million in depreciation expenses, $0.2 million in repair and maintenance costs, and $0.2 million in facility expenses as we continue to invest in capital to support our branch expansion in Europe.

Other Expenses, Net

Consolidated

Other expenses during the three months ended April 30, 2013 increased $2.6 million, or 25.0%, to $13.0 million from $10.4 million during the three months ended April 30, 2012. This was mainly due to a $3.0 million loss on extinguishment and modification of debt incurred during the three months ended April 30, 2013 related to the amended Credit Facility. The impact of the loss was partially offset by a decrease of $0.3 million in interest expense due to the lower outstanding debt balance as well as a decrease of 75 basis points in the senior term loan interest rate as a result of the February 2013 amendment to the Credit Facility. Refer to Note 8 of the notes to the consolidated condensed financial statements for further details. The remainder of the change is attributable to a $0.1 million gain that resulted from the foreign currency exchange rate effect.

Liquidity and Capital Resources

Liquidity Summary

We have a history of generating higher cash flow from operations than the net income recorded during the same period. Our cash flow is typically generated from operating earnings. Historically, this cash flow has been used to invest in property and equipment that are core to our business and to reduce debt. We invest in assets that have relatively long useful lives. The Internal Revenue Code allows us to accelerate the depreciation for tax purposes over a much shorter period allowing us to defer the payment of income taxes in our tax filings.

On April 30, 2013 and January 31, 2013, our cash and cash equivalents by location were the following:

(In thousands)	April 30, 2013	January 31, 2013
United States	$21,208	$22,978
Europe	5,470	3,743
Mexico	464	409
Canada	2,004	939

Total	$29,146	$28,069

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

We do not typically make long-term commitments to purchase equipment. Additionally, the period of time between when we place an order for equipment and when we receive it is typically two to four months. This ordering process enables us to quickly reduce our capital spending during periods of economic slowdown. During periods of expansion, we have funded our investments in equipment using our cash flow from operations or borrowings. Management believes our cash flow from operations and credit facility will be sufficient to fund our current operating needs and capital expenditures for at least the next 12 months.

Credit Facility

On June 1, 2011, we entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility and a $45.0 million revolving credit facility ($45.0 million available on April 30, 2013).

If more than 25% of the revolving credit facility is outstanding on the last day of any fiscal quarter, the Credit Facility requires us, on a consolidated basis, to maintain a total leverage ratio of (a) the excess of (i) consolidated total debt on such day over (ii) an amount equal to the unrestricted cash and cash equivalents of us and our restricted subsidiaries on such date, not to exceed $50.0 million, to (b) consolidated EBITDA, calculated on a pro forma basis, for such period not in excess of the ratio set forth below:

Fiscal Quarter Ratio for each quarter ending:

April 2013	7.50:1.00
July 2013	7.50:1.00
October 2013	7.50:1.00
January 2014	7.00:1.00
April 2014	7.00:1.00
July 2014	7.00:1.00
October 2014	7.00:1.00
January 2015	6.50:1.00
April 2015	6.50:1.00
July 2015	6.50:1.00
October 2015	6.50:1.00
Thereafter	6.00:1.00

The Credit Facility also contains certain restrictive covenants (in each case, subject to exclusions) that limit, among other things, our ability and the ability of our restricted subsidiaries to: (1) create, incur, assume, or permit to exist, any liens; (2) create, incur, assume, or permit to exist, directly or indirectly, any additional indebtedness; (3) consolidate, merge, amalgamate, liquidate, wind up, or dissolve themselves; (4) convey, sell, lease, license, assign, transfer, or otherwise dispose of assets; (5) make certain restricted payments; (6) make certain investments; (7) make any optional prepayment, repayment, or redemption with respect to, or amend or otherwise alter the terms of documents related to, certain subordinated indebtedness; (8) enter into sale leaseback transactions; (9) enter into transactions with affiliates; (10) change our fiscal year end date or the method of determining fiscal quarters; (11) enter into contracts that limit our ability to incur any lien to secure our obligations under the Credit Facility; (12) create any encumbrance or restriction on the ability of any restricted subsidiary to make certain distributions; and (13) engage in certain lines of business. The facility also contains other customary restrictive covenants. The covenants are subject to various baskets and materiality thresholds.

On February 7, 2013, we entered into the First Amendment to our Credit and Guaranty Agreement (the “First Amendment”), dated June 1, 2011 (the “Credit Agreement”), to refinance our senior term loan. Pursuant to the First Amendment, we borrowed $384.2 million of term loans (the “Amended Term Loan”) to refinance a like amount of term loans (the “Original Term Loan”) under the Credit Agreement. The LIBOR rate margin applicable to the Amended Term Loan is 3.00%, which is 0.75% less than the LIBOR rate margin applicable to the Original Term Loan. In addition, pursuant to the First Amendment, among other things, (i) the term loan facility maturity date was extended to February 7, 2020, provided that the maturity will be March 2, 2019 if the Notes are not repaid or refinanced on or prior to March 2, 2019, (ii) the revolving facility maturity date was extended to February 7, 2018, and (iii) we obtained increased flexibility with respect to certain covenants and restrictions relating to the Company’s ability to incur additional debt, make investments, debt prepayments, and acquisitions. Furthermore, the Excess Cash Flow prepayment requirement was extended to commence with the fiscal year ending January 31, 2014.

As a result of amending our Credit Facility, and changes in the holders of our term loan, we recorded a $3.0 million loss on extinguishment and modification of debt consisting of unamortized deferred loan fees. Of the $3.0 million loss, $2.6 million was related to the loss on extinguishment of debt, and $0.4 million was related to the loss on modification of debt.

In addition, we expensed $0.9 million of advisory and agency fees related to the First Amendment, which are included within professional fees on the income statement. We recorded additional deferred financing costs of $0.5 million, which are included within prepaid expenses and other current assets with current assets and deferred financing costs, net with assets on the balance sheet.

Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin, subject to a LIBOR floor of 1.25%. The applicable senior term loan margin was 3.00% on April 30, 2013 and 3.75% on both April 30, 2012 and January 31, 2013.

The interest rate on the outstanding senior term loan on April 30, 2013 and 2012 was 4.25% and 4.75%, respectively. The interest rate on the outstanding senior term loan was 5.00% on January 31, 2013.

The weighted average interest rate during the three months ended April 30, 2013 and 2012 was 4.31% and 4.95%, respectively. During the three months ended April 30, 2013 and 2012, we incurred interest and fees related to the Credit Facility of $4.5 million and $5.0 million, respectively. Interest on the Credit Facility is payable quarterly. Principal on the senior term loan is payable in quarterly installments of $1.0 million.

On April 30, 2013, we did not have an outstanding balance on the revolving loan; therefore, on April 30, 2013, we were not subject to a leverage test. Additionally, on April 30, 2013, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

Senior Unsecured Notes due 2019

On June 1, 2011, we issued $240.0 million of fixed rate 8.25% Senior Notes due 2019. We may also redeem all or any portion of the Notes on or after June 1, 2014 at the redemption prices set forth in the applicable indenture, plus accrued and unpaid interest. We may also redeem all or any portion of the Notes at any time prior to June 1, 2014, at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued interest. In addition, we may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings completed at any time prior to June 1, 2014.

In addition, upon a change of control, we are required to make an offer to redeem all of the Notes from the holders at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of the repurchase.

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our direct and indirect existing and future wholly-owned domestic restricted subsidiaries.

During the three months ended April 30, 2013 and 2012, we incurred interest and fees related to the Notes of approximately $5.2 million and $4.9 million, respectively. Interest on the Notes is payable semi-annually.

Principal Payments on Debt

Principal payments on debt for the periods ending January 31 are due according to the table below:

(In thousands)
Remainder of the fiscal year ending January 31, 2014	$2,881
2015	3,842
2016	3,842
2017	3,842
2018	3,842
Thereafter	604,941

Total	$623,190

Sources and Uses of Cash

(In thousands)	Three Months Ended April 30, 2013	Increase/(Decrease)	Three Months Ended April 30, 2012
Cash provided by operating activities	$14,952	$825	$14,127
Cash used in investing activities	(12,096)	9,226	(21,322)
Cash used in financing activities	(1,441)	(526)	(915)
Effect of exchange rate changes on cash	$(338)	$(312)	$(26)

(In thousands)	April 30, 2013	Increase	January 31, 2013
Cash and cash equivalents	$29,146	$1,077	$28,069
Working capital	$59,886	$1,563	$58,170

Cash Provided by Operating Activities

Cash flow from operations during the three months ended April 30, 2013 and 2012 totaled $15.0 million and $14.1 million, respectively. Cash provided by operating activities consists of net (loss) income adjusted for certain non-cash items, primarily amortization and depreciation, deferred income taxes, and share-based compensation expense, as well as the effect of changes in working capital and other activities.

During the three months ended April 30, 2013, we incurred a $3.0 million loss on extinguishment and modification of debt as a result of the amended Credit Facility. Refer to Note 8 of the notes to the consolidated condensed financial statements for further details.

The timing of cash receipts and disbursements related to other working capital items affected the changes in net cash provided by operating activities.

Cash flow from operations was favorably impacted by an increase in cash provided by accounts payable and other liabilities during the three months ended April 30, 2013 compared to the three months ended April 30, 2012. The factors contributing to the increase in accounts payable and other liabilities during the prior period was due to an increase in payments made related to our increase in capital expenditures and inventory purchases.

Accounts receivable balance decreased by $1.4 million during the three months ended April 30, 2013 driven by lower sales during this period, compared to a decrease of $3.3 million during the three months ended April 30, 2012, which resulted in a $1.9 million favorable impact to comparative cash flows.

Cash Used in Investing Activities

Cash spent on investing activities consists of property and equipment offset by the sale of equipment from our rental fleet. Purchases of property and equipment totaled $13.1 million and $22.1 million during the three months ended April 30, 2013 and 2012, respectively. We decreased expenditures to purchase new rental fleet during the three months ended April 30, 2013 as we shifted our focus on improving the utilization of our current rental fleet. Proceeds from equipment sales totaled $1.0 million and $0.8 million during the three months ended April 30, 2013 and 2012, respectively.

Cash Used in Financing Activities

Cash spent on financing activities during the three months ended April 30, 2013 was impacted by $0.5 million of professional fees that were included as deferred financing costs as a result of the amended Credit Facility. Refer to Note 8 of the notes to the consolidated condensed financial statements for further details.

The repayment of debt was consistent at $1.0 million during the three months ended April 30, 2013 and 2012.

Effect of Exchange Rate Changes on Cash

Exchange rate had a $0.3 million unfavorable impact on cash primarily due to the weakening of the euro during the three months ended April 30, 2013. The EUR/USD spot rate fluctuated from 1.359 on January 31, 2013 to 1.309 on April 30, 2013.

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

We document all relationships between hedging instruments and hedged items, the risk management objective and strategy for undertaking various hedge transactions, the forecasted transaction that has been designated as the hedged item, and how the hedging instrument is expected to reduce the risks related to the hedged item. We analyze our interest rate swaps quarterly to determine if the hedged transaction remains effective or ineffective. We may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if we elect to remove the cash flow hedge designation. If hedge accounting is discontinued, and the hedged forecasted transaction remains probable of occurring, the previously recognized gain or loss on the interest rate swaps will remain in accumulated other comprehensive income and reclassified into earnings in the same period the hedged forecasted transaction affects earnings.

Our determination of the fair value of our interest rate swaps was calculated using a discounted cash flow analysis based on the terms of the swap contracts and the observable interest rate curve. We adjust a liability on our balance sheet when the market value of the interest rate swap is different from our basis in the interest rate swap agreements. When an interest rate swap agreement qualifies for hedge accounting under generally accepted accounting principles, we record a charge or credit to other comprehensive income. When an interest rate swap agreement has not been designated as a hedge, or does not meet all of the criteria to be classified as a hedge, we record a net unrealized gain or loss within our consolidated condensed statement of operations.

On April 30, 2013, there were eight swap agreements with a total notional amount of $210.0 million outstanding, two with a three-year term and notional value totaling $60.0 million with a fixed rate of 1.68% and six with a five-year term and a notional value totaling $150.0 million with a fixed rate of 2.35%. On April 30, 2013 and January 31, 2013, the liability recorded related to interest rate swaps was $5.2 million and $5.3 million, respectively, with no unrealized gain or loss recorded in the consolidated condensed statements of operations for the ineffective portion of the change in fair value of the interest rate swap agreements.

Contractual Obligations

We currently do not have any long-term purchase obligations that extend into 2014; however, we had committed open purchase orders totaling $9.0 million as of April 30, 2013.

Off-Balance Sheet Arrangements

On April 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Seasonality

Demand from our customers has historically been higher during the second half of our fiscal year compared to the first half of the year. The peak demand period for our products and services typically occurs during August through November driven by certain customers that need to complete maintenance work and other specific projects before the onset of colder weather. Because much of our revenue is derived from storing or moving liquids, the impact of weather can hinder the ability of our customers to fully utilize our equipment. This is particularly the case for customers with project locations in regions that are subject to freezing temperatures during winter.

Critical Accounting Policies, Estimates, and Judgments

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, doubtful accounts, warranties, inventory valuation, business combination purchase price allocations, our review for impairment of long-lived assets, intangible assets and goodwill, income taxes and share-based compensation expense. Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three months ended April 30, 2013 to the items that we disclosed as our critical accounting policies, estimates, and judgments included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Recent Accounting Pronouncements

Refer to Note 1 of the consolidated condensed financial statements for a discussion of new and recently adopted accounting guidance.

Forward-Looking Statements

This quarterly report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Our expectations, beliefs, and projections are expressed in good faith, and we believe we have a reasonable basis to make these statements through our management’s examination of historical operating trends, data contained in our records, and other data available from third parties, but there can be no assurance that our management’s expectations, beliefs, or projections will be achieved.

The discussions of our financial condition and results of operations may include various forward-looking statements about future costs and prices of commodities, production volumes, industry trends, demand for our products and services, and projected results of operations and our projected capital resources and liquidity. Statements that are not historical in nature are considered to be forward-looking statements. They include statements regarding our expectations, hopes, beliefs, estimates, intentions, or strategies regarding the future. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “look forward to,” and similar expressions are intended to identify forward-looking statements.

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

•	Our debt agreements contain restrictions that limit our flexibility in operating our business.

•	We may face substantial expense and difficulty in complying with the requirements of an SEC registrant.

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

Additional risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be different from those expressed or implied in our written or oral forward-looking statements may be found under “Risk Factors” contained in this quarterly report.

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

Impact of Foreign Currency Rate Changes

We currently have branch operations outside the United States, and our foreign subsidiaries conduct their business in local currency. Our operations in Canada are denominated in the Canadian dollar, operations in France, Germany, and the Netherlands are denominated in the euro, operations in the United Kingdom are denominated in the British pound sterling, and operations in Mexico are denominated in the Mexican peso. Likewise, we pay our expenses in the local currencies, described above, in the areas in which we operate. We are exposed to foreign exchange rate fluctuations as the financial results of our non-United States operations are translated into U.S. dollars. Based upon the level of our international operations during the period relative to the Company as a whole, a 10% change in the exchange rates would not have a material impact on our after-tax earnings.

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

Item 4. Controls and Procedures

Not applicable

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth above under Note 14 – Commitments and Contingencies – Litigation contained in the notes to the consolidated condensed financial statements is incorporated herein by reference.

Item 1A. Risk Factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013. These factors may cause our actual results to differ materially from those stated in forward-looking statements or otherwise contained in this document and elsewhere.

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

BAKERCORP INTERNATIONAL, INC.

Date: June 13, 2013	By:	/s/ Bryan Livingston
Bryan Livingston
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document