Form 10-Q
period 2013-07-31
BakerCorp International, Inc.
filed 2013-09-16
CIK 1550377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2013

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

There is no public market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, par value $0.01 per share, outstanding on September 13, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BakerCorp International, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(In thousands, except share and per share amounts)

	July 31, 2013	January 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,700	$28,069
Accounts receivable, less allowance for doubtful accounts of $2,861 and $3,023 on July 31, 2013 and January 31, 2013, respectively	66,261	62,489
Inventories, net	1,690	2,012
Prepaid expenses and other current assets	6,247	4,214
Deferred tax assets	5,079	6,954

Total current assets	96,977	103,738

Property and equipment, net	376,819	373,794
Goodwill	316,601	318,011
Other intangible assets, net	457,163	465,941
Deferred tax assets	69,697	67,450
Deferred financing costs, net	880	688
Other long-term assets	551	533

Total assets	$1,318,688	$1,330,155

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$20,902	$21,178
Accrued expenses	22,908	23,044
Current portion of long-term debt (net of deferred financing costs of $2,271 and $2,962 on July 31, 2013 and January 31, 2013, respectively)	1,570	938

Total current liabilities	45,380	45,160
Long-term debt, net of current portion (net of deferred financing costs of $12,421 and $15,572 on July 31, 2013 and January 31, 2013, respectively)	605,967	604,678
Deferred tax liabilities	272,761	273,003
Fair value of interest rate swap liabilities	4,284	5,293
Other long-term liabilities	3,498	2,612

Total liabilities	931,890	930,746
Commitments and contingencies	—	—
Shareholder’s equity:
Common stock, $0.01 par value; 100,000 shares authorized; 100 shares issued and outstanding on July 31, 2013 and January 31, 2013	—	—
Additional paid-in capital	395,103	397,696
Accumulated other comprehensive loss	(12,874)	(10,367)
Retained earnings	4,569	12,080

Total shareholder’s equity	386,798	399,409

Total liabilities and shareholder’s equity	$1,318,688	$1,330,155

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations (unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
Revenue:
Rental revenue	$61,820	$62,735	$120,104	$123,582
Sales revenue	5,986	4,495	10,959	9,567
Service revenue	11,394	10,441	21,916	20,557

Total revenue	79,200	77,671	152,979	153,706

Operating expenses:
Employee related expenses	29,016	22,054	51,981	44,215
Rental expenses	9,523	9,497	18,311	18,112
Repair and maintenance	3,874	3,732	7,651	6,906
Cost of goods sold	3,311	2,747	6,258	5,708
Facility expenses	5,818	5,086	11,817	9,914
Professional fees	2,597	2,001	5,570	3,423
Management fees	153	145	306	279
Other operating expenses	4,083	3,789	7,683	6,252
Depreciation and amortization	15,289	14,628	30,536	28,833
Gain on sale of equipment	(619)	(452)	(1,022)	(305)

Total operating expenses	73,045	63,227	139,091	123,337

Income from operations	6,155	14,444	13,888	30,369
Other expenses:
Interest expense, net	10,201	10,930	20,349	21,342
Loss on extinguishment and modification of debt	—	—	2,999	—
Foreign currency exchange loss, net	469	131	338	131

Total other expenses, net	10,670	11,061	23,686	21,473

(Loss) income before income tax (benefit) expense	(4,515)	3,383	(9,798)	8,896
Income tax (benefit) expense	(174)	1,282	(2,287)	3,582

Net (loss) income	$(4,341)	$2,101	$(7,511)	$5,314

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries

Consolidated Condensed Statements of Comprehensive Loss (unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
Net (loss) income	$(4,341)	$2,101	$(7,511)	$5,314
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on interest rate swap agreements	590	(359)	623	(97)
Change in foreign currency translation adjustments	1,980	(8,488)	(3,130)	(8,110)

Other comprehensive income (loss)	2,570	(8,847)	(2,507)	(8,207)

Total comprehensive loss	$(1,771)	$(6,746)	$(10,018)	$(2,893)

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	July 31, 2013	July 31, 2012
Operating activities
Net (loss) income	$(7,511)	$5,314
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Recovery of) provision for doubtful accounts	(71)	224
Share-based compensation expense	1,378	1,245
Gain on sale of equipment	(1,022)	(305)
Depreciation and amortization	30,536	28,835
Amortization of deferred financing costs	1,149	876
Deferred income taxes	(763)	1,950
Amortization of above-market lease	(340)	(333)
Loss on extinguishment and modification of debt	2,999	—
Changes in assets and liabilities:
Accounts receivable	(3,803)	(3,571)
Inventories, net	322	84
Prepaid expenses and other assets	(2,042)	2,328
Accounts payable and other liabilities	(3,211)	(12,817)

Net cash provided by operating activities	17,621	23,830

Investing activities
Purchases of property and equipment	(27,930)	(40,728)
Proceeds from sale of equipment	2,279	1,593

Net cash used in investing activities	(25,651)	(39,135)

Financing activities
Repayment of long-term debt	(1,921)	(1,950)
Return of capital to BakerCorp International Holdings, Inc	65	120
Payment of deferred financing costs	(531)	—

Net cash used in financing activities	(2,387)	(1,830)

Effect of foreign currency translation on cash	48	(189)
Net decrease in cash and cash equivalents	(10,369)	(17,324)
Cash and cash equivalents, beginning of period	28,069	36,996

Cash and cash equivalents, end of period	$17,700	$19,672

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$19,214	$20,489

Income taxes	$1,450	$2,938

Non-cash operating and financing activities:
Return of capital to BakerCorp International Holdings, Inc. related to a settlement of options for shares of common stock in BakerCorp International Holdings Inc.	$(4,036)	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

Note 1. Organization, Description of Business, and Basis of Presentation

We are a provider of liquid and solid containment solutions, operating within a specialty sector of the broader industrial services industry. Our revenue is generated by providing rental equipment, customized solutions, and a comprehensive suite of services to our customers. We provide a wide variety of steel and polyethylene temporary storage tanks, roll-off containers, pumps, filtration, pipes, hoses and fittings, shoring, and related products to a broad range of customers for a number of applications. Tank and roll-off container applications include the storage of water, chemicals, waste streams, and solid waste. Pump applications include the pumping of groundwater, municipal waste and other fluids. Filtration applications include the separation of various solids from liquids. We have branches in 26 states in the United States as well as branches in the Netherlands, Germany, France, Canada, the United Kingdom and Mexico. For reporting purposes, a branch is defined as a location with at least one employee. As used herein, the terms “Company,” “we,” “us,” and “our” refer to BakerCorp International, Inc. and its subsidiaries, unless the context indicates to the contrary.

Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Securities and Exchange Commission, or SEC, Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended January 31, 2013, included in our 2013 Annual Report on Form 10-K filed with the SEC on April 22, 2013, referred to as our 2013 Annual Report. Certain amounts previously reported have been reclassified to conform to the 2014 current year presentation.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three and six months ended July 31, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

Principles of Consolidation

The consolidated condensed financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions with our subsidiaries have been eliminated in the consolidated condensed financial statements.

Reclassification

During the six months ended July 31, 2013, we reclassified $0.2 million from deferred financing costs, net to prepaid expenses and other current assets within the January 31, 2013 balance sheet to conform to the current year presentation. The reclassification had no effect on previously reported net income or shareholder’s equity.

Note 1. Organization, Description of Business, and Basis of Presentation (Continued)

Immaterial Error Correction

During the three and six months ended July 31, 2013, we made a correction for an immaterial error, which resulted in a $1.3 million decrease to goodwill and a $1.3 million increase to deferred tax assets. The adjustment reflects the tax effects of the above market lease liability that was recognized as a result of the June 2011 agreement entered into by LY BTI Holdings Corp and subsidiaries and its primary stockholder, Lightyear Capital, LLC to be purchased by B-Corp Holdings, Inc., an entity controlled by funds advised by Permira Advisers L.L.C. (the “Transaction”) and our new basis of accounting. The adjustment was reflected retroactively within the January 31, 2013 balance sheet. The disclosure of goodwill in Note 5 and the disclosure of income taxes in Note 10 have also been changed to reflect this correction.

Management evaluated the materiality of this error quantitatively and qualitatively and has concluded that it was not material to the prior period annual and quarterly financial statements as a whole.

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

Note 2. Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting purposes.” The amendments in this update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. Including the Fed Funds Effective Swap Rate (OIS) as an acceptable U.S. benchmark interest rate in addition to the United States Treasury Rate (“UST”) and the London Interband Offered Rate (“LIBOR”) will provide a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance in Topic 815. The amendments are effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The adoption of ASU No. 2013-10 did not have a significant impact on our consolidated financial statements.

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

During January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This update was issued to limit the scope of the new balance sheet offsetting disclosure requirements for derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions. The scope clarification responds to concerns raised by constituents that ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, as written, would have required disclosures for arrangements beyond what the FASB initially contemplated. ASU No. 2011-11 enhances disclosures regarding financial instruments and derivative instruments. Entities are required to provide both net information and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. Like ASU No. 2011-11, ASU No. 2013-01 was effective for annual periods beginning on or after January 1, 2013 (including interim periods within them) and retrospectively for all periods presented on the balance sheet. The adoption of ASU No. 2013-01 did not have a significant impact on our consolidated financial position or results of operations.

Note 2. Accounting Pronouncements (Continued)

Recently Issued Accounting Pronouncements

During July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 will improve the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is also permitted. We do not believe the adoption of this update will have a significant impact on our consolidated financial statements.

During February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.” ASU No. 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not believe the adoption of this update will have a significant impact on our consolidated financial statements.

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

Inventories, net consisted of the following on the following fiscal years:

(in thousands)	July 31, 2013	January 31, 2013
Finished goods	$2,320	$2,619
Less: inventory reserve	(630)	(607)

Inventories, net	$1,690	$2,012

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following on July 31, 2013:

(In thousands)	Book Value	Accumulated Depreciation	Net Carrying Value
Assets held for rent:
Berms	$3,485	$(1,948)	$1,537
Boxes	23,793	(6,921)	16,872
Filtration	5,544	(2,429)	3,115
Generators and light towers	255	(145)	110
Pipes, hoses and fittings	15,552	(10,674)	4,878
Polyethylene tanks	3,556	(1,033)	2,523
Pumps	42,121	(14,573)	27,548
Shoring	1,976	(954)	1,022
Steel tanks	320,026	(34,944)	285,082
Tank trailers	1,887	(851)	1,036
Construction in progress	5,376	—	5,376

Total assets held for rent	423,571	(74,472)	349,099

Assets held for use:
Leasehold improvements	2,669	(870)	1,799
Machinery and equipment	30,487	(13,886)	16,601
Office furniture and equipment	4,922	(2,172)	2,750
Software	2,165	(838)	1,327
Construction in progress	5,243	—	5,243

Total assets held for use	45,486	(17,766)	27,720

Total	$469,057	$(92,238)	$376,819

Note 4. Property and Equipment, Net (Continued)

Property and equipment, net consisted of the following on January 31, 2013:

(In thousands)	Book Value	Accumulated Depreciation	Net Carrying Value
Assets held for rent:
Berms	$2,818	$(1,495)	$1,323
Boxes	23,445	(5,541)	17,904
Filtration	4,981	(1,931)	3,050
Generators and light towers	255	(115)	140
Pipes, hoses and fittings	16,752	(11,052)	5,700
Polyethylene tanks	3,296	(860)	2,436
Pumps	38,266	(11,122)	27,144
Shoring	1,473	(1,016)	457
Steel tanks	315,186	(27,293)	287,893
Tank trailers	1,899	(688)	1,211
Construction in progress	2,590	—	2,590

Total assets held for rent	410,961	(61,113)	349,848

Assets held for use:
Leasehold improvements	2,569	(555)	2,014
Machinery and equipment	26,979	(11,386)	15,593
Office furniture and equipment	4,244	(1,683)	2,561
Software	2,155	(472)	1,683
Construction in progress	2,095	—	2,095

Total assets held for use	38,042	(14,096)	23,946

Total	$449,003	$(75,209)	$373,794

On July 31, 2013 and January 31, 2013, we had $56.2 million and $49.5 million, respectively, of net property and equipment located outside of the United States. We had $46.8 million and $41.7 million of net property and equipment located in Europe on July 31, 2013 and January 31, 2013, respectively.

Depreciation expense for the three months ended July 31, 2013 and 2012 was $11.2 million and $10.6 million, respectively. Depreciation expense for the six months ended July 31, 2013 and 2012 was $22.4 million and $20.8 million, respectively.

Note 5. Goodwill and Other Intangible Assets, Net

Goodwill

Goodwill by reportable segment on July 31, 2013 and January 31, 2013 and the changes in the carrying amount of goodwill during the six months ended July 31, 2013 were the following:

(In thousands)	North America	Europe	Total
Balance on January 31, 2013 (1)	$254,765	$63,246	$318,011
Goodwill adjustments (2)	—	(1,410)	(1,410)

Balance on July 31, 2013	$254,765	$61,836	$316,601

(1)	As discussed in Note 1, we made a correction for an immaterial error that resulted in a $1.3 million decrease to goodwill and a $1.3 million increase to deferred tax assets. The adjustment reflects the tax effects of the above market lease liability that was recognized as a result of the Transaction and our new basis of accounting. The adjustment was reflected retroactively within the January 31, 2013 balance sheet.
(2)	The adjustment to Europe goodwill was the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.

Intangible Assets, Net

The components of intangible assets, net on July 31, 2013 and January 31, 2013 were the following:

	July 31, 2013			January 31, 2013
(In thousands)	Gross (1)	Accumulated Amortization	Net	Gross (1)	Accumulated Amortization	Net
Carrying amount:
Customer relationships (25 years)	$404,626	$(35,068)	$369,558	$405,119	$(27,008)	$378,111
Trade name (Indefinite)	87,605	—	87,605	87,830	—	87,830

Total carrying amount	$492,231	$(35,068)	$457,163	$492,949	$(27,008)	$465,941

(1)	The decrease of $0.7 million in the gross intangible balance on July 31, 2013 compared to January 31, 2013 was the result of fluctuations in the foreign currency exchange rates used to translate the Europe intangible balance into U.S. dollars.

Estimated amortization expense for the fiscal periods ending January 31 is as follows:

(In thousands)	Estimated Amortization Expense
Remainder of the fiscal year ending January 31, 2014	$8,098
2015	16,185
2016	16,185
2017	16,185
2018	16,185
Thereafter	296,720

Total	$369,558

Amortization expense related to intangible assets was $4.1 million and $4.0 million for the three months ended July 31, 2013 and 2012, respectively. Amortization expense related to intangible assets was $8.1 million for each of the six months ended July 31, 2013 and July 31, 2012.

Note 6. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	July 31, 2013	January 31, 2013
Accrued compensation	$14,263	$10,942
Accrued insurance	907	951
Accrued interest	3,300	3,300
Accrued professional fees	886	1,041
Accrued taxes	2,178	5,069
Other accrued expenses	1,374	1,741

Total accrued expenses	$22,908	$23,044

Note 7. Fair Value Measurements

Instruments Measured at Fair Value on a Recurring Basis

Instruments measured at fair value on a recurring basis are summarized below:

		July 31, 2013
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap agreements	$4,284	$—	$4,284	$—

Total	$4,284	$—	$4,284	$—

		January 31, 2013
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap agreements	$5,293	$—	$5,293	$—

Total	$5,293	$—	$5,293	$—

As discussed in Note 9, “Derivatives”, we had interest rate swap contracts with a total notional principal of $210.0 million outstanding on July 31, 2013. The fair value of interest rate swap contracts is calculated based on the fixed rate, notional principal, settlement date, present value of the future cash flows, terms of the agreement and future floating interest rates as determined by a future interest rate yield curve. Our interest rate swap contracts are recorded at fair value utilizing Level 2 inputs such as trade data, broker/dealer quotes, observable market prices for similar securities and other available data. Although readily observable data is utilized in the valuations, different valuation methodologies could have an effect on the estimated fair value. Accordingly, the inputs utilized to determine the fair value of the interest rate swap contracts are categorized as Level 2. During the six months ended July 31, 2013, there were no transfers in or out of Level 1, Level 2 or Level 3 financial instruments.

On July 31, 2013 and January 31, 2013, the weighted average fixed interest rate of our interest rate swap contracts was 2.16%, and the weighted average remaining life was 2.4 years and 2.9 years, respectively. We included within interest expense $0.5 million related to the interest rate swap contracts for each of the three months ended July 31, 2013 and 2012. We included within interest expense $1.0 million and $1.0 million related to the interest rate swap contracts for the six months ended July 31, 2013 and July 31, 2012, respectively.

Note 7. Fair Value Measurements (Continued)

Instruments Not Recorded at Fair Value on a Recurring Basis

Some of our financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include cash and cash equivalents, accounts receivables, inventories, certain other assets, accounts payable and accrued expenses.

Our long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes. The fair values of our long-term debt are estimated based on the latest sales price for similar instruments obtained from a third party (Level 2 inputs). On July 31, 2013, the fair values of our senior notes and senior term loan were $240.9 million and $382.7 million, respectively.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

We reduce the carrying amounts of our goodwill, intangible assets and long-lived assets to fair value when held for sale or determined to be impaired. The categorization of the framework used to measure fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs utilized. During the six months ended July 31, 2013, there were no adjustments to fair value of such assets.

Note 8. Debt

On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility ($45.0 million available on July 31, 2013) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”). On February 7, 2013, we entered into the First Amendment to our Credit and Guaranty Agreement (the “First Amendment”), dated June 1, 2011 (the “Credit Agreement”), to refinance our Credit Facility (as discussed below).

Long-term debt consisted of the following:

(In thousands)	July 31, 2013	January 31, 2013
Senior term loan	$382,229	$384,150
Revolving loan	—	—
Senior unsecured notes	240,000	240,000

Total debt	622,229	624,150
Less deferred financing costs	(14,692)	(18,534)

Total debt less deferred financing costs	607,537	605,616

Less current portion (net of current portion of deferred financing costs of $2,271 and $2,962 on July 31, 2013 and January 31, 2013), respectively)	(1,570)	(938)

Long-term debt, net of current portion (net of long-term portion of deferred financing costs of $12,421 and $15,572 on July 31, 2013 and January 31, 2013, respectively)	$605,967	$604,678

Note 8. Debt (Continued)

Credit Facility

Pursuant to the First Amendment, we borrowed $384.2 million of term loans (the “Amended Term Loan”) to refinance a like amount of term loans (the “Original Term Loan”) under the Credit Agreement. The LIBOR margin applicable to the Amended Term Loan is 3.00%, which is 0.75% less than the LIBOR margin applicable to the Original Term Loan. In addition, pursuant to the First Amendment, among other things, (i) the term loan facility maturity date was extended to February 7, 2020, provided that the maturity will be March 2, 2019 if the Notes are not repaid or refinanced on or prior to March 2, 2019, (ii) the revolving facility maturity date was extended to February 7, 2018, and (iii) we obtained increased flexibility with respect to certain covenants and restrictions relating to the Company’s ability to incur additional debt, make investments, debt prepayments, and acquisitions. Furthermore, the Excess Cash Flow prepayment requirement was extended to commence with the fiscal year ending January 31, 2014.

As a result of amending our Credit Facility, and changes in the holders of our term loan, we recorded a $3.0 million loss on extinguishment and modification of debt consisting of unamortized deferred loan fees during the six months ended July 31, 2013. Of the $3.0 million loss, $2.6 million was related to the loss on extinguishment of debt, and $0.4 million was related to the loss on modification of debt.

In addition, we expensed $0.9 million of advisory and other fees related to the First Amendment, which are included within professional fees on the statement of operations during the six months ended July 31, 2013. We recorded additional deferred financing costs of $0.5 million during the six months ended July 31, 2013, which are included in prepaid expenses and other current assets and the deferred financing costs, net asset on the balance sheet.

The Credit Facility issued in June 2011 and amended in February 2013 places certain limitations on our (and all of our U.S. subsidiaries) ability to incur additional indebtedness, pay dividends or make other distributions, repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, utilize assets as security in other transactions, and sell certain assets or merge with or into other companies. In addition, under the Credit Facility agreement, we may be required to satisfy and maintain a total leverage ratio if there is an outstanding balance on the revolving loan of 25% or more of the committed amount on any quarter end.

Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin, subject to a LIBOR floor of 1.25%. The applicable senior term loan margin was 3.00% and 3.75% on July 31, 2013 and January 31, 2013, respectively.

The interest rate on the outstanding senior term loan on July 31, 2013 and January 31, 2013 was 4.25% and 5.00%, respectively.

The weighted average interest rate during the three months ended July 31, 2013 and 2012 was 4.25% and 4.75%, respectively. The weighted average interest rate during the six months ended July 31, 2013 and 2012 was 4.28% and 4.75%, respectively.

During the three months ended July 31, 2013 and July 31, 2012, we incurred interest and fees related to the Credit Facility of $4.5 million and $5.3 million, respectively. During the six months ended July 31, 2013 and July 31, 2012, we incurred interest and fees related to the Credit Facility of $9.0 million and $10.3 million, respectively. Interest on the Credit Facility is payable quarterly. Principal on the senior term loan is payable in quarterly installments of $1.0 million.

On July 31, 2013, we did not have an outstanding balance on the revolving loan; therefore, on July 31, 2013, we were not subject to a leverage test. Additionally, on July 31, 2013, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

Senior Unsecured Notes Due 2019

On June 1, 2011, we issued $240.0 million of fixed rate 8.25% senior unsecured notes due June 1, 2019. We may redeem all or any portion of the Notes on or after June 1, 2014 at the redemption prices set forth in the applicable indenture, plus accrued and unpaid interest. We may redeem all or any portion of the Notes at any time prior to June 1, 2014, at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued interest. We may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings completed at any time prior to June 1, 2014 at a redemption price equal to 108.25%.

Note 8. Debt (Continued)

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

During each of the three months ended July 31, 2013 and July 31, 2012, we incurred interest and fees related to the Notes of approximately $5.2 million and $5.2 million, respectively. During the six months ended July 31, 2013 and July 31, 2012, we incurred interest and fees related to the Notes of approximately $10.4 million and $10.1 million, respectively. Interest on the Notes is payable semi-annually.

Principal Payments on Debt

Principal payments on debt for the periods ending January 31 are due according to the table below:

(In thousands)
Principal Payments on Debt
Remainder of the fiscal year ending January 31, 2014	$1,921
2015	3,842
2016	3,842
2017	3,842
2018	3,842
Thereafter	604,940

Total	$622,229

Note 9. Derivatives

Cash Flow Hedges

We utilize certain interest rate derivative contracts to hedge the variable interest rate exposure on our debt. Our program is not for trading or speculative purposes.

For these interest rate swap contracts, we have agreed to pay fixed interest rates while receiving a floating LIBOR. The purpose of holding these interest rate swap contracts is to hedge against the upward movement of LIBOR and the associated interest expense we pay on our external variable rate credit facilities.

During July 2011, we entered into several swap agreements to effectively hedge cash flows related to our variable rate debt by paying a fixed rate of interest in exchange for a variable rate of interest based on three-month LIBOR, subject to a 1.25% floor. We hedged $210.0 million of our debt with four interest rate swaps, two with a three-year term with a notional amount totaling $60.0 million with a fixed rate of 1.68% and two with a five-year term and a notional amount totaling $150.0 million with a fixed rate of 2.35%.

On July 31, 2013, we entered into a swap agreement to effectively hedge cash flows related to our variable rate debt by paying a fixed interest rate of 1.64% in exchange for receiving a variable rate of interest based on three-month LIBOR, subject to a 1.25% floor. In accordance with the terms of the swap agreement, we will hedge $71.0 million of our debt with one interest rate swap with a notional amount totaling $71.0 million commencing on July 31, 2014 which will be reduced to $64.0 million on July 31, 2015, before it terminates on July 29, 2016.

Note 9. Derivatives (Continued)

The fair values of the potential termination obligations related to our interest rate swaps, which were recorded as “Fair value of interest rate swap liabilities” in our consolidated condensed balance sheets, were as follows:

(in thousands)	Notional Amount	Interest Rate	July 31, 2013	January 31, 2013
Interest rate swaps effective July 2011, expires July 2014	$60,000	1.681%	$260	$381
Interest rate swaps effective July 2011, expires July 2016	150,000	2.346%	3,934	4,912
Interest rate swaps, effective July 2014, expires July 2016	71,000	1.639%	90	—

			$4,284	$5,293

The interest rate swap agreements have been designated as cash flow hedges of our interest rate risk and recorded at estimated fair values on July 31, 2013. The fair value of interest rate hedges reflects the estimated amount that we would receive or pay to terminate the contracts at each reporting date ( See Note 7, “Fair Value Measurements”).

Changes in fair value of the derivative instruments since hedge designation, to the extent effective, are reported as a component of other comprehensive (loss) income, net (OCI) and is subsequently reclassified into interest expense during the same period interest cash flows for our floating-rate debt (hedged item) occur. Changes in the fair value of any portion of a cash flow hedge deemed ineffective are recognized into current period earnings. We determined that the interest rate swap agreements are highly effective in offsetting future variable interest payments associated with the hedged portion of our term loans. During the six months ended July 31, 2013, no ineffectiveness was recorded into current period earnings. We do not expect to reclassify any material amount from OCI into earnings within the next 12 months.

The effective portion of the unrealized gain recognized in OCI for our derivative instruments designated as cash flow hedges was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
Unrealized gain (loss), before income tax expense (benefit)	$956	$(582)	$1,009	$(157)
Income tax expense (benefit)	366	(223)	386	(60)

Total	$590	$(359)	$623	$(97)

In connection with the amended Credit Facility (See Note 8, “Debt”), we performed an analysis of interest rate swaps at the refinancing date to determine if the swaps should be re-designated as a cash flow hedge. Based on the analysis, we determined that the interest rate swap agreements should continue to be designated as a cash flow hedge, primarily because: (i) there were no changes in the underlying index of the debt (only the spread changed) and no changes in debt principal, (ii) there were no changes in the interest rate swap agreements, and (iii) the agreements are anticipated to be highly effective.

Note 10. Income Taxes

The income tax provision benefit for the three and six months ended July 31, 2013 and July 31, 2012 is based on the estimated effective tax rate for the entire fiscal year. The estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pre-tax income and loss for the year are increased or decreased, including changes in the geographic mix of pre-tax income and loss.

The effective income tax rate for the three months ended July 31, 2013 was (3.9%) compared to 37.9% for the three months ended July 31, 2012. The effective income tax rate for the six months ended July 31, 2013 was (23.3%) compared to 40.3% for the six months ended July 31, 2012. The effective tax rates differ from the U.S. federal statutory rate primarily due to income taxed in foreign jurisdictions, state taxes, non-deductible meals and entertainment expenses, and discrete items recorded in the six months ended July 31, 2013. The difference in effective income tax rates for the three and six months ended July 31, 2013 and July 31, 2012 primarily relates to a change in the estimated forecast of pre-tax book income and loss for each respective jurisdiction.

Note 10. Income Taxes (Continued)

As discussed in Note 1, “Organization, Description of Business, and Basis of Presentation”, during the three months ended July 31, 2013 we made a correction for an immaterial error which resulted in a $1.3 million decrease to goodwill and a $1.3 million increase to deferred tax assets. The adjustment reflects the tax effects of the above market lease liability that was recognized as a result of the Transaction and our new basis of accounting. The adjustment was reflected retroactively within the January 31, 2013 balance sheet.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized. The majority of our deferred tax assets relate to federal net operating loss carry-forwards. Management believes that the we will realize the benefit of existing deferred tax assets based on the scheduled reversal of U.S. deferred tax liabilities, related to depreciation and amortization expenses not deductible for tax purposes, which is ordinary income and therefore of the same character as the temporary differences giving rise to the deferred tax assets. This reversal will occur in substantially similar time periods as the deferred tax assets in the same jurisdictions. As such, the deferred tax liabilities are considered a source of income sufficient to support our U.S. deferred tax assets; therefore, a valuation allowance is not required on July 31, 2013.

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

We file income tax returns and are subject to audit in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We do not anticipate any potential adjustment to our provision for income taxes that may result from examinations by, or any negotiated agreements with, tax authorities. We are currently under audit by the French tax authorities for the income tax returns filed for the fiscal years ended January 31, 2009 to January 31, 2012. We do not believe that the final outcome of this examination will have a material effect on our results of operations.

Note 11. Stockholder’s Equity

Share-based Compensation

During June 2011, we adopted a share-based management compensation plan, the BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan permits the granting of stock options, nonqualified stock options and restricted stock for up to 490,641 shares of BCI Holdings stock to eligible employees and non-employee directors and consultants. On July 31, 2013, there were 57,702 shares available for grant. Additionally, as part of the change in ownership of the Company in June 2011, certain members of the management team elected to exchange existing options in the Predecessor Company for options to purchase shares of BCI Holdings. These options were fully vested as of the change in ownership. As of July 31, 2013, there were 128,254 options outstanding with a weighted average exercise price of $35.31.

During the six months ended July 31, 2013, we granted 16,500 option awards to purchase shares of BCI Holdings. During the six months ended July 31, 2013, these option awards have a weighted average exercise price and estimated fair value of $195.00 and $46.72 per share, respectively. We did not grant option awards during the three months ended July 31, 2013.

During the three and six months ended July 31, 2012, we granted 15,000 and 36,500 option awards to purchase shares of BCI Holdings, respectively. During the three and six months ended July 31, 2012, these option awards have a weighted average exercise price of $193.50 and $191.44 and a weighted average grant date fair value of $38.56 and $37.51 per share, respectively.

Note 11. Stockholder’s Equity (Continued)

The following table summarizes stock option activity during the six months ended July 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on January 31, 2013 (1)	612,571	$138.12	7.6	$24,527
Granted	16,500	195.00
Exercised	(64,678)	62.36
Forfeited/cancelled/expired	(36,500)	176.03

Outstanding on July 31, 2013 (1)	527,893	146.56	6.9	$15,557

Vested and expected to vest on July 31, 2013	518,373	144.66	6.9	15,557
Exercisable on July 31, 2013	322,092	$129.24	6.2	$13,083

(1)	The number of options outstanding on January 31, 2013, and July 31, 2013 include 166,832 and 128,254 respectively, of BakerCorp International Holdings, Inc. options that were exchanged for Predecessor Company options as a result of the June 2011 Transaction.

Aggregate intrinsic value in the table above represents the total pre-tax value that option holders would have received had all option holders exercised their options on July 31, 2013. The aggregate intrinsic value is the difference between the estimated fair market value of the BCI Holdings common stock at the end of the period and the option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of the BCI Holdings common stock. The total intrinsic value of options exercised was $4.0 million and $4.1 million for the three and six months ended July 31, 2013, respectively, and $0.02 million and $0.04 million for the three and six months ended July 31, 2012, respectively.

We recognized non-cash share-based compensation expense of $0.9 million and $1.4 million during the three and six months ended July 31, 2013, respectively, and $0.6 million and $1.2 million during the three and six months ended July 31, 2012, respectively, which is included in employee related expenses.

As of July 31, 2013, there was $5.7 million of unrecognized pre-tax share-based compensation expense related to non-vested stock options, which we expect to recognize over a weighted average period of 3.2 years.

The fair value is calculated using the Black-Scholes option pricing model utilizing the assumptions below for each respective period. Expected volatility is management’s estimate based upon peer company data and other factors.

	Six Months Ended
	July 31, 2013	July 31, 2012
Expected volatility	40%	40%
Expected dividends	0%	0%
Expected term	6.5 years	6.2 years
Risk-free interest rate	1.22%	1.66%

The total estimated fair value of options vested was $1.1 million and $1.8 million for the three and six months ended July 31, 2013, respectively, and $0.6 million and $1.2 million for the three and six months ended July 31, 2012, respectively.

Note 11. Stockholder’s Equity (Continued)

Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss, net of taxes:

(in thousands)	July 31, 2013	January 31, 2013
Unrealized loss on interest rate swap agreements	$(2,645)	$(3,268)
Change in foreign currency translation adjustments	(10,229)	(7,099)

Accumulated other comprehensive loss, net of taxes	$(12,874)	$(10,367)

Note 12. Segment Reporting

We conduct our operations through entities located in the United States, the Netherlands, Germany, France, Canada, United Kingdom and Mexico. We transact business primarily using the local currency within each country where we perform services or provide rental equipment.

Our operating and reportable segments are North America and Europe and consist of the following:

•	the North American segment consists of branches located in the United States, Canada, and Mexico that provide equipment and services suitable across all of these North American countries.

•	the European segment consists of branches located in the Netherlands, Germany, France and the United Kingdom that provide equipment and services to customers in a number of European countries.

Within each operating segment, there are common customers, common pricing structures, the ability and history of sharing equipment and resources, operational compatibility, commonality of regulatory environments, and relative geographic proximity.

Note 12. Segment Reporting (Continued)

	Three Months Ended		Six Months Ended
(In thousands)	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
Revenue
United States	$69,610	$71,157	$135,741	$141,723
Other North America	1,923	1,422	3,384	2,221

North America	71,533	72,579	139,125	143,944
Europe	7,667	5,092	13,854	9,762

Total revenue	$79,200	$77,671	$152,979	$153,706

Depreciation and amortization
North America	$14,271	$13,884	$28,564	$27,348
Europe	1,018	744	1,972	1,485

Total depreciation and amortization	$15,289	$14,628	$30,536	$28,833

Interest expense, net
North America	$10,201	$10,828	$20,349	$21,163
Europe	—	102	—	179

Total interest expense, net	$10,201	$10,930	$20,349	$21,342

Income tax (benefit) expense
North America	$(311)	$563	$(2,716)	$2,499
Europe	137	719	429	1,083

Total income tax (benefit) expense	$(174)	$1,282	$(2,287)	$3,582

Net (loss) income
North America	$(4,523)	$1,524	$(8,237)	$4,052
Europe	182	577	726	1,262

Total net (loss) income	$(4,341)	$2,101	$(7,511)	$5,314

Total asset and long-lived asset information is the following:

(In thousands)	July 31, 2013	January 31, 2013
Total assets
United States	$1,180,644	$1,190,827
Other North America	9,013	8,358

North America	1,189,657	1,199,185
Europe	129,031	130,970

Total assets	1,318,688	1,330,155

Long-lived assets
United States	320,605	324,269
Other North America	9,416	7,868

North America	330,021	332,137
Europe	46,798	41,657

Total long-lived assets	$376,819	$373,794

Note 13. Related Party Transactions

From time to time, we may enter into transactions in the normal course of business with related parties. We believe that such transactions are at arm’s-length and have terms consistent with terms offered in the ordinary course of business. The accounting policies that we apply to our transactions with related parties are consistent with those applied in transactions with independent third parties.

Pursuant to a professional services agreement between us and Permira Advisers L.L.C. (the “Sponsor”), we agreed to pay the Sponsor an annual management fee of $0.5 million, payable quarterly, plus reasonable out-of-pocket expenses, in connection with the planning, strategy and oversight support provided to management. During the three months ended July 31, 2013 and July 31, 2012, we recorded $0.2 million and $0.1 million, respectively, in aggregate management fees and expenses to the Sponsor. During the six months ended July 31, 2013 and July 31, 2012, we recorded $0.3 million and $0.3 million, respectively, in aggregate management fees and expenses to the Sponsor. Management fees payable to the Sponsor totaled $0.04 million on both July 31, 2013 and January 31, 2013.

During the second quarter of fiscal year 2014, we appointed an Interim President and Chief Executive Officer (the “Interim CEO”) of our Company who has served as a Non-Executive Director since June 1, 2011. Pursuant to the agreement between the Interim CEO and us, during the three and six months ended July 31, 2013, we paid the Interim CEO salary and related compensation expense of $0.1 million in addition to his regular Non-Executive Director compensation.

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

Note 15. Subsequent Event

On September 12, 2013, the Board of Directors amended the 2011 Plan to increase the number of shares of common stock authorized for issuance under the 2011 Plan to 1,001,339 shares. In addition, we appointed a new Chief Executive Officer (the “CEO”) who began employment on September 9, 2013. In connection with his hire, the CEO was granted options to purchase shares of BCI Holdings pursuant to the 2011 Plan as follows: (i) 25,000 options with an exercise price of $125, (ii) 25,000 options with an exercise price of $150, (iii) 50,000 options with an exercise price of $175, (iv) 75,000 options with an exercise price of $225, (v) 75,000 options with an exercise price of $275 and (vi) 200,000 options with an exercise price of $300. The options with exercise prices above $125 are premium priced options, which serve as additional incentives for our CEO to maximize the value of BCI Holding’s common stock. The options become fully vested and exercisable only upon the consummation of a Change in Control (as defined in the 2011 Plan). The options will cease to be exercisable on the 90th day after the date of a Change in Control. Upon any termination of employment, any unvested options terminate immediately.

Note 16. Condensed Consolidating Financial Information

Our Notes are guaranteed by all of our U.S. subsidiaries (the “guarantor subsidiaries”). This indebtedness is not guaranteed by BCI Holdings or our foreign subsidiaries (together, the “non-guarantor subsidiaries”). The guarantor subsidiaries are all one hundred percent owned, and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to customary release provisions and a standard limitation, which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that may be guaranteed without making the guarantee void under fraudulent conveyance laws). The following condensed consolidating financial information presents the financial position, results of operations, and cash flows of the parent, guarantors, and non-guarantor subsidiaries of the Company and the eliminations necessary to arrive at the information on a consolidated basis for the periods indicated. The parent referenced in the condensed financial statements is BakerCorp International, Inc., the issuer.

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

Condensed Consolidating Balance Sheet

July 31, 2013 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$11,545	$6,155	$—	$17,700
Accounts receivable, net	—	56,019	10,242	—	66,261
Inventories, net	—	1,658	32	—	1,690
Prepaid expenses and other current assets	233	3,032	2,982	—	6,247
Deferred tax assets	—	5,052	27	—	5,079

Total current assets	233	77,306	19,438	—	96,977
Property and equipment, net	—	320,265	56,554	—	376,819
Goodwill	—	254,765	61,836	—	316,601
Other intangible assets, net	—	427,817	29,346	—	457,163
Deferred tax assets	19,671	49,735	291	—	69,697
Deferred financing costs, net	880	—	—	—	880
Other long-term assets	—	443	108	—	551
Investment in subsidiaries	609,016	116,473	—	(725,489)	—

Total assets	$629,800	$1,246,804	$167,573	$(725,489)	$1,318,688

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$17	$17,609	$3,276	$—	$20,902
Accrued expenses	3,306	18,491	1,111	—	22,908
Current portion of long-term debt, net	1,570	—	—	—	1,570
Intercompany balances	(372,129)	335,973	36,156	—	—

Total current liabilities	(367,236)	372,073	40,543	—	45,380
Long-term debt, net of current portion	605,967	—	—	—	605,967
Deferred tax liabilities	—	262,246	10,515	—	272,761
Fair value of interest rate swap liabilities	4,284	—	—	—	4,284
Other long-term liabilities	—	3,469	29	—	3,498

Total liabilities	243,015	637,788	51,087	—	931,890
Total shareholder’s equity	386,785	609,016	116,486	(725,489)	386,798

Total liabilities and shareholder’s equity	$629,800	$1,246,804	$167,573	$(725,489)	$1,318,688

Condensed Consolidating Balance Sheet

January 31, 2013

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$22,978	$5,091	$—	$28,069
Accounts receivable, net	—	55,139	7,350	—	62,489
Inventories, net	—	2,010	2	—	2,012
Prepaid expenses and other current assets	168	2,330	1,716	—	4,214
Deferred tax assets	—	6,926	28	—	6,954

Total current assets	168	89,383	14,187	—	103,738
Property and equipment, net	—	324,269	49,525	—	373,794
Goodwill	—	254,765	63,246	—	318,011
Other intangible assets, net	—	435,481	30,460	—	465,941
Deferred tax assets	17,598	49,721	131	—	67,450
Deferred financing costs, net	688	—	—	—	688
Other long-term assets	—	431	102	—	533
Investment in subsidiaries	493,871	118,585	—	(612,456)	—

Total assets	$512,325	$1,272,635	$157,651	$(612,456)	$1,330,155

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$45	$18,736	$2,397	$—	$21,178
Accrued expenses	3,414	17,892	1,738	—	23,044
Current portion of long-term debt, net	938	—	—	—	938
Intercompany balances	(501,452)	477,291	24,161	—	—

Total current liabilities	(497,055)	513,919	28,296	—	45,160
Long-term debt, net of current portion	604,678	—	—	—	604,678
Deferred tax liabilities	—	262,246	10,757	—	273,003
Fair value of interest rate swap liabilities	5,293	—	—	—	5,293
Other long-term liabilities	—	2,612	—	—	2,612

Total liabilities	112,916	778,777	39,053	—	930,746
Total shareholder’s equity	399,396	493,871	118,598	(612,456)	399,409

Total liabilities and shareholder’s equity	$512,312	$1,272,648	$157,651	$(612,456)	$1,330,155

Condensed Consolidating Statement of Operations

For the Three Months Ended July 31, 2013 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$70,009	$9,191	$—	$79,200
Operating expenses:
Employee related expenses	41	26,282	2,693	—	29,016
Rental expense	—	8,572	951	—	9,523
Repair and maintenance	—	3,662	212	—	3,874
Cost of goods sold	—	3,302	9	—	3,311
Facility expense	10	5,135	673	—	5,818
Professional fees	71	2,392	134	—	2,597
Management fees	—	153	—	—	153
Other operating expenses	152	1,122	2,809	—	4,083
Depreciation and amortization	—	14,083	1,206	—	15,289
Gain on sale of equipment	—	(615)	(4)	—	(619)

Total operating expenses	274	64,088	8,683	—	73,045
(Loss) income from operations	(274)	5,921	508	—	6,155
Other expenses:	—	—	—	—	—
Interest expense (income), net	10,216	(13)	(2)	—	10,201
Foreign currency exchange loss, net	—	366	103	—	469

Total other expense, net	10,216	353	101	—	10,670

(Loss) income before income tax (benefit) expense	(10,490)	5,568	407	—	(4,515)
Income tax (benefit) expense	(932)	652	106	—	(174)

(Loss) income before equity in net earnings of subsidiaries	(9,558)	4,916	301	—	(4,341)
Equity in net earnings of subsidiaries	5,217	301	—	(5,518)	—

Net (loss) income	$(4,341)	$5,217	$301	$(5,518)	$(4,341)

Condensed Consolidating Statement of Operations

For the Three Months Ended July 31, 2012 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$71,154	$6,517	$—	$77,671
Operating expenses:
Employee related expenses	40	20,576	1,438	—	22,054
Rental expense	—	8,603	894	—	9,497
Repair and maintenance	—	3,586	146	—	3,732
Cost of goods sold	—	2,745	2	—	2,747
Facility expense	—	3,882	1,204	—	5,086
Professional fees	144	1,820	37	—	2,001
Management fees	—	145	—	—	145
Other operating expenses	313	2,816	660	—	3,789
Depreciation and amortization	—	13,770	858	—	14,628
Gain on sale of equipment	—	(449)	(3)	—	(452)

Total operating expenses	497	57,494	5,236	—	63,227
(Loss) income from operations	(497)	13,660	1,281	—	14,444
Other expense:
Interest expense (income), net	10,932	2	(4)	—	10,930
Foreign currency exchange loss, net	—	112	19	—	131

Total other expense, net	10,932	114	15	—	11,061

(Loss) income before income tax (benefit) expense	(11,429)	13,546	1,266	—	3,383
Income tax (benefit) expense	(1,591)	2,162	711	—	1,282

(Loss) income before equity in net earnings of subsidiaries	(9,838)	11,384	555	—	2,101
Equity in net earnings of subsidiaries	11,939	555	—	(12,494)	—

Net income (loss)	$2,101	$11,939	$555	$(12,494)	$2,101

Condensed Consolidating Statement of Operations

For the Six Months Ended July 31, 2013 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$136,528	$16,451	$—	$152,979
Operating expenses:
Employee related expenses	88	46,896	4,997	—	51,981
Rental expense	—	16,679	1,632	—	18,311
Repair and maintenance	—	7,121	530	—	7,651
Cost of goods sold	—	6,240	18	—	6,258
Facility expense	29	10,527	1,261	—	11,817
Professional fees	972	4,395	203	—	5,570
Management fees	—	306	—	—	306
Other operating expenses	454	3,080	4,149	—	7,683
Depreciation and amortization	—	28,210	2,326	—	30,536
Gain on sale of equipment	—	(1,006)	(16)	—	(1,022)

Total operating expenses	1,543	122,448	15,100	—	139,091
(Loss) income from operations	(1,543)	14,080	1,351	—	13,888
Other expenses:
Interest expense (income), net	20,373	(20)	(4)	—	20,349
Loss on extinguishment and modification of debt	2,999	—	—	—	2,999
Foreign currency exchange loss, net	—	227	111	—	338

Total other expenses, net	23,372	207	107	—	23,686

(Loss) income before income tax (benefit) expense	(24,915)	13,873	1,244	—	(9,798)
Income tax (benefit) expense	(2,459)	(227)	399	—	(2,287)

(Loss) income before equity in net earnings of subsidiaries	(22,456)	14,100	845	—	(7,511)
Equity in net earnings of subsidiaries	14,945	845	—	(15,790)	—

Net (loss) income	$(7,511)	$14,945	$845	$(15,790)	$(7,511)

Condensed Consolidating Statement of Operations

For the Six Months Ended July 31, 2012 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$141,720	$11,986	$—	$153,706
Operating expenses:
Employee related expenses	79	41,350	2,786	—	44,215
Rental expense	—	16,716	1,396	—	18,112
Repair and maintenance	—	6,687	219	—	6,906
Cost of goods sold	—	5,703	5	—	5,708
Facility expense	—	7,644	2,270	—	9,914
Professional fees	225	3,108	90	—	3,423
Management fees	—	279	—	—	279
Other operating expenses	378	4,440	1,434	—	6,252
Depreciation and amortization	—	27,147	1,686	—	28,833
Gain on sale of equipment	—	(302)	(3)	—	(305)

Total operating expenses	682	112,772	9,883	—	123,337
Income (loss) from operations	(682)	28,948	2,103	—	30,369
Other expense:
Interest expense, net	21,356	1	(15)	—	21,342
Foreign currency exchange loss, net	—	112	19	—	131

Total other expense, net	21,356	113	4	—	21,473

(Loss) income before income tax (benefit) expense	(22,038)	28,835	2,099	—	8,896
Income tax (benefit) expense	(2,871)	5,220	1,233	—	3,582

(Loss) income before equity in net earnings of subsidiaries	(19,167)	23,615	866	—	5,314
Equity in net earnings of subsidiaries	24,481	866	—	(25,347)	—

Net income	$5,314	$24,481	$866	$(25,347)	$5,314

Condensed Consolidating Statement of Comprehensive (Loss) Income

For the Three Months Ended July 31, 2013 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(4,341)	$5,217	$301	$(5,518)	$(4,341)
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap agreements	590	—	—	—	590
Change in foreign currency translation adjustments	—	—	1,980	—	1,980

Other comprehensive income	590	—	1,980	—	2,570

Total comprehensive (loss) income	$(3,751)	$5,217	$2,281	$(5,518)	$(1,771)

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Three Months Ended July 31, 2012 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net income	$2,101	$11,939	$555	$(12,494)	$2,101
Other comprehensive loss, net of tax:
Unrealized loss on interest rate swap agreements	—	(359)	—	—	(359)
Change in foreign currency translation adjustments	—	—	(8,488)	—	(8,488)

Other comprehensive loss	—	(359)	(8,488)	—	(8,847)

Total comprehensive income (loss)	$2,101	$11,580	$(7,933)	$(12,494)	$(6,746)

Condensed Consolidating Statement of Comprehensive (Loss) Income

For the Six Months Ended July 31, 2013 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(7,511)	$14,945	$845	$(15,790)	$(7,511)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements	623	—	—	—	623
Change in foreign currency translation adjustments	—	—	(3,130)	—	(3,130)

Other comprehensive income (loss)	623	—	(3,130)	—	(2,507)

Total comprehensive (loss) income	$(6,888)	$14,945	$(2,285)	$(15,790)	$(10,018)

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Six Months Ended July 31, 2012 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net income	$5,314	$24,481	$866	$(25,347)	$5,314
Other comprehensive loss, net of tax:
Unrealized loss on interest rate swap agreements	—	(97)	—	—	(97)
Change in foreign currency translation adjustments	—	—	(8,110)	—	(8,110)

Other comprehensive loss	—	(97)	(8,110)	—	(8,207)

Total comprehensive income (loss)	$5,314	$24,384	$(7,244)	$(25,347)	$(2,893)

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended July 31, 2013 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(7,511)	$14,945	$845	$(15,790)	$(7,511)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
(Recovery of) provision for doubtful accounts	—	(259)	188	—	(71)
Share-based compensation expense	88	1,290	—	—	1,378
Gain on sale of equipment	—	(1,007)	(15)	—	(1,022)
Depreciation and amortization	—	28,226	2,327	(17)	30,536
Amortization of deferred financing costs	1,149	—	—	—	1,149
Unrealized loss on interest rate swaps	—	—	—	—	—
Deferred income taxes	(2,459)	1,861	(165)	—	(763)
Amortization of acquisition liabilities	—	(340)	—	—	(340)
Loss on extinguishment and modification of debt	2,999	—	—	—	2,999
Equity in net earnings of subsidiaries, net of taxes	14,945	845	—	(15,790)	—
Changes in assets and liabilities:
Accounts receivable	—	(622)	(3,181)	—	(3,803)
Inventories, net	—	352	(30)	—	322
Prepaid expenses and other assets	(33)	(713)	(1,296)	—	(2,042)
Accounts payable and other liabilities	(4,172)	673	288	—	(3,211)

Net cash provided by (used in) operating activities	5,006	45,251	(1,039)	(31,597)	17,621

Investing activities
Purchases of property and equipment	—	(18,160)	(9,682)	(88)	(27,930)
Proceeds from sale of equipment	—	2,264	15	—	2,279

Net cash used in investing activities	—	(15,896)	(9,667)	(88)	(25,651)

Financing activities
Intercompany investments and loans	(2,619)	(40,706)	11,320	32,005	—
Repayments of long-term debt	(1,921)	—	—	—	(1,921)
Return of capital to BakerCorp International Holdings, Inc.	65	—	—	—	65
Payment of deferred financing costs	(531)	—	—	—	(531)

Net cash (used in) provided by financing activities	(5,006)	(40,706)	11,320	32,005	(2,387)
Effect of foreign currency translation on cash	—	(82)	450	(320)	48

Net (decrease) increase in cash and cash equivalents	—	(11,433)	1,064	—	(10,369)
Cash and cash equivalents, beginning of period	—	22,978	5,091	—	28,069

Cash and cash equivalents, end of period	$—	$11,545	$6,155	$—	$17,700

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended July 31, 2012 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$5,314	$24,481	$866	$(25,347)	$5,314
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts	—	274	(50)	—	224
Stock compensation expense	79	1,166	—	—	1,245
Gain on sale of equipment	—	(302)	(3)	—	(305)
Depreciation and amortization	—	27,147	1,688	—	28,835
Amortization of deferred financing costs	876	—	—	—	876
Deferred income taxes	(2,884)	4,804	30	—	1,950
Amortization of acquisition liabilities	—	(333)	—	—	(333)
Equity in net earnings of subsidiaries, net of taxes	24,481	866	—	(25,347)	—
Changes in assets and liabilities:					—
Accounts receivable	—	(2,267)	(1,304)	—	(3,571)
Inventories, net	—	84	—		84
Prepaid expenses and other assets	189	82	2,057	—	2,328
Accounts payable and other liabilities	55	(13,998)	(2,174)	3,300	(12,817)

Net cash provided by operating activities	28,110	42,004	1,110	(47,394)	23,830

Investing activities
Purchases of property and equipment	—	(33,401)	(7,313)	(14)	(40,728)
Proceeds from sale of equipment	—	1,590	3	—	1,593

Net cash used in investing activities	—	(31,811)	(7,310)	(14)	(39,135)

Financing activities
Intercompany investments and loans	(26,280)	(26,936)	5,871	47,345	—
Repayments of long-term debt and capital leases	(1,950)	—	—	—	(1,950)
Return of capital to BakerCorp International Holdings, Inc.	120	—	—	—	120

Net cash (used in) provided by financing activities	(28,110)	(26,936)	5,871	47,345	(1,830)

Effect of foreign currency translation on cash	—	(745)	493	63	(189)
Net (decrease) increase in cash and cash equivalents	—	(17,488)	164	—	(17,324)
Cash and cash equivalents, beginning of period	—	34,153	2,843	—	36,996

Cash and cash equivalents, end of period	$—	$16,665	$3,007	$—	$19,672

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis includes historical and forward-looking information that should be read in conjunction with the accompanying consolidated condensed financial statements included in this quarterly report; our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2013; and the discussion of certain risks and uncertainties that could cause future operating results to differ materially from our historical or expected results indicated by forward-looking statements included below.

The following table shows our selected consolidated historical financial data for the stated periods. Amounts include the effect of rounding. This material should be read with the financial statements and related footnotes included elsewhere in this report. The financial information presented may not be indicative of our future performance.

Consolidated Historical Financial Data

(Dollar values in thousands, except rate data)

	Three Months Ended		Six Months Ended
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
Statement of Operations Data:
Total revenue	$79,200	$77,671	$152,979	$153,706
Total operating expenses	73,045	63,227	139,091	123,337

Income from operations	6,155	14,444	13,888	30,369
Total other expenses, net	10,670	11,061	23,686	21,473

(Loss) income before income tax (benefit) expense	(4,515)	3,383	(9,798)	8,896
Income tax (benefit) expense	(174)	1,282	(2,287)	3,582

Net (loss) income	$(4,341)	$2,101	$(7,511)	$5,314

For the period ended:
Cash and cash equivalents	$17,700	$19,672	$17,700	$19,672
Accounts receivable, net	66,261	58,867	66,261	58,867
Property and equipment, net	376,819	360,089	376,819	360,089
Total assets	1,318,688	1,308,794	1,318,688	1,308,794
Total debt, net of deferred financing costs	607,537	605,985	607,537	605,985
Total shareholder’s equity	$386,798	$380,600	$386,798	$380,600
Number of branches at the end of period - North America	67	59	67	59
Number of branches at the end of period - Europe	9	6	9	6

Number of branches at the end of period - Total	76	65	76	65

Number of employees at the end of period - North America	874	757	874	757
Number of employees at the end of period - Europe	74	48	74	48

Number of employees at the end of period - Total	948	805	948	805

Number of rental units available at the end of period	23,700	22,494	23,700	22,494
Average number of rental units during the period	23,642	22,327	23,525	22,149
Operating Data:
Average utilization of rental fleet for each respective period (1)	55.0%	60.1%	55.4%	60.7%
Average daily rental rate for each respective period (2)	$36.35	$36.06	$35.96	$35.80
EBITDA	$20,975	$28,941	$41,087	$59,071
EBITDA margin	26.5%	37.3%	26.9%	38.4%
Adjusted EBITDA (3)(4)(5)	$27,952	$31,184	$53,748	$62,285
Adjusted EBITDA margin (5)	35.3%	40.1%	35.1%	40.5%

(1)	The average utilization of rental fleet is a measure of efficiency used by management; it represents the percentage of time a unit of equipment is on-rent during a given period. It is not a U.S. GAAP financial measure.
(2)	The average daily rental rate is used by management to gauge the daily rate of rental equipment that we specifically track during a given period. It is not a U.S. GAAP financial measure.

(3)	We define EBITDA as earnings before deducting interest, income taxes and depreciation and amortization. We define Adjusted EBITDA as EBITDA excluding certain expenses detailed within the net (loss) income to Adjusted EBITDA reconciliation below. EBITDA and Adjusted EBITDA, which are used by management to measure performance, are non-GAAP financial measures. Management believes that EBITDA and Adjusted EBITDA are useful to investors. EBITDA is commonly utilized in our industry to evaluate operating performance, and Adjusted EBITDA is used to determine our compliance with financial covenants related to our debt instruments and is a key metric used to determine incentive compensation for certain of our employees, including members of our executive management team. Both EBITDA and Adjusted EBITDA are included as a supplemental measure of our operating performance because in the opinion of management they eliminate items that have less bearing on our operating performance and highlight trends in our core business that may not otherwise be apparent when relying solely on U.S. GAAP financial measures. In addition, Adjusted EBITDA is one of the primary measures management uses for the planning and budgeting processes and to monitor and evaluate our operating results. EBITDA and Adjusted EBITDA are not recognized items under U.S. GAAP and do not purport to be an alternative to measures of our financial performance as determined in accordance with U.S. GAAP, such as net (loss) income. Because other companies may calculate EBITDA and Adjusted EBITDA differently than we do, EBITDA may not be, and Adjusted EBITDA as presented herein is not, comparable to similarly titled measures reported by other companies.
(4)	Because EBITDA and Adjusted EBITDA are non-U.S. GAAP financial measures, as defined by the SEC, we include reconciliations of EBITDA to the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP.
(5)	Beginning in the second quarter of fiscal 2014, Adjusted EBITDA no longer excludes the impact of gain (loss) on sale of equipment. Previously reported Adjusted EBITDA has been restated to conform to the fiscal year 2014 presentation.

The following is a reconciliation of our net (loss) income to EBITDA and Adjusted EBITDA for the three and six months ended July 31, 2013 and July 31, 2012 (in thousands):

	Three Months Ended		Six Months Ended
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
Net (loss) income	$(4,341)	$2,101	$(7,511)	$5,314
Interest expense, net	10,201	10,930	20,349	21,342
Income tax (benefit) expense	(174)	1,282	(2,287)	3,582
Depreciation and amortization	15,289	14,628	30,536	28,833

EBITDA	$20,975	$28,941	$41,087	$59,071

Credit facility refinancing costs	—	—	921	—
Foreign currency exchange loss, net	469	131	338	131
Loss on extinguishment and modification of debt	—	—	2,999	—
Acquisition related due diligence expenses	1,567	—	1,741	—
Severance	2,565	—	2,565	—
Registration related fees	—	699	—	781
Regulatory compliance expense	400	261	972	329
Share-based compensation expense	882	646	1,377	1,245
SOX implementation costs	191	120	211	148
Sponsor management fees	153	145	306	279
Equity tax	(139)	415	(207)	533
Rating agency fee	34	87	309	97
IT systems consulting expenses	505	—	505	—
Other	350	—	624	—

Adjusted EBITDA	$27,952	$31,445	$53,748	$62,614

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

We serve customers in over 15 industries, including oil and gas, industrial and environmental services, refining, environmental remediation, construction, chemicals, transportation, power, and municipal works. During the three and six months ended July 31, 2013, no single customer accounted for more than 5% of our total revenue. During the three and six months ended July 31, 2012, our largest single customer accounted for 6% of our total revenue.

We are focused on growing revenue and expect to evaluate some or all of the following strategies to achieve revenue growth:

•

Increase our market share in those markets in which we currently operate by expanding our customer base, improving our share of current customer spending, and expanding our existing product lines across our branch network.

•	Add product lines and service offerings. We anticipate adding product lines and service offerings that complement and enhance our current capabilities.

•

Maximize the value that we receive for our products and services by increasing the duration of our contractual relationships with customers, improving the average daily rental rate that we receive and obtaining deeper service and maintenance relationships with customers.

•

Expand our market presence both domestically and internationally into new markets by expanding our branch network. We will seek to expand our market presence which may require an upfront investment in equipment, facilities, and new staff. These investments may initially impact our near-term profitability, utilization, and Adjusted EBITDA margin metrics.

•

Acquire organizations that possess products and services that would complement those of our Company and accelerate our entry into new markets, reach new customers, and enhance our product and service capabilities.

Geographic Operating Performance

The majority of our operations, resources, property, and equipment are located in the United States. We have had operations in Canada and in Mexico for several years, but these locations have not historically represented a significant source of revenue, operating income, or cash flow. We have one branch in Mexico and three branches in Canada on July 31, 2013. We anticipate opening additional branches in Canada over time. The United States, Canada, and Mexico comprise our North American segment. Our North American operations are managed from our corporate headquarters, which is located in California. Our equipment has the capability to be utilized for multiple applications within certain geographic regions of North America. Within the U.S. and Canada, respectively, we incentivize our local managers to maximize return on assets under their control and have provided systems to enable equipment and resource sharing. As a result, equipment in the U.S. and Canada is readily moved and shared by the local branch managers. The process of equipment and resource sharing enables us to maximize the efficiency of our equipment and respond to shifts in customer demand. Due to regulatory and other factors, certain equipment in North America is generally not suitable for operation in Europe. Therefore, we have not transferred any of our equipment located in North America to Europe and have no plans to do so. On July 31, 2013, we have $330.0 million of net property and equipment in North America.

We serve customers in Europe from branches located in the Netherlands, Germany, France and the United Kingdom. Our European operations are headquartered in the Netherlands. Our equipment is transferred between European countries to serve customers as demand dictates. These operations comprise our European segment for reporting purposes. On July 31, 2013, we operated from nine branches in Europe as compared to six branches on July 31, 2012. On July 31, 2013, we have $46.8 million of net property and equipment in Europe.

Results of Operations

We evaluate rental revenue, the largest portion of our revenue, utilizing the following metrics:

•

Rental Activity – The change in rental activity is measured by the impact of several items, including the utilization of rental equipment that we specifically track, volume of rental revenue on bulk items not individually tracked (which includes pipes, hoses, fittings, and shoring), and volume of re-rent revenue, resulting from the rental of equipment which we do not own. The impact of utilization is calculated as the change in utilization multiplied by the prior period average daily rental rate and the number of rental units available for rent.

•

Pricing – The change in pricing is measured by the impact of increases or declines in the average daily rental rates on rental equipment that we specifically track during the period. The impact of pricing is calculated as the change in the average daily rental rate multiplied by the prior period number of rental units available and utilization.

•

Available Rental Fleet – The available rental fleet, as we define it, is the average number of items within our fleet that we individually track. The impact of available rental fleet is calculated as the change in average rental units available multiplied by the prior period average daily rental rate and utilization.

Three Months Ended July 31, 2013 Compared to the Three Months Ended July 31, 2012

The following table presents our results for the three months ended July 31, 2013 and July 31, 2012 (in thousands, except percentages):

	Three Months Ended		Three Months Ended
	July 31, 2013		July 31, 2012
	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Rental revenue	$61,820	78.1%	$62,735	80.8%
Sales revenue	5,986	7.5%	4,495	5.8%
Service revenue	11,394	14.4%	10,441	13.4%

Total revenue	79,200	100.0%	77,671	100.0%

Operating expenses:
Employee related expenses	29,016	36.6%	22,054	28.4%
Rental expenses	9,523	12.0%	9,497	12.2%
Repair and maintenance	3,874	4.9%	3,732	4.8%
Cost of goods sold	3,311	4.2%	2,747	3.5%
Facility expenses	5,818	7.3%	5,086	6.5%
Professional fees	2,597	3.3%	2,001	2.6%
Management fees	153	0.2%	145	0.2%
Other operating expenses	4,083	5.2%	3,789	4.9%
Depreciation and amortization	15,289	19.3%	14,628	18.8%
Gain on sale of equipment	(619)	-0.8%	(452)	-0.6%

Total operating expenses	73,045	92.2%	63,227	81.4%

Income from operations	6,155	7.8%	14,444	18.6%
Other expense:
Interest expense, net	10,201	12.9%	10,930	14.1%
Foreign currency exchange loss, net	469	0.6%	131	0.2%

Total other expenses, net	10,670	13.5%	11,061	14.2%

(Loss) income before income taxes	(4,515)	-5.7%	3,383	4.4%
Income tax (benefit) expense	(174)	-0.2%	1,282	1.7%

Net (loss) income	$(4,341)	-5.5%	$2,101	2.7%

Revenue

Consolidated Total Revenue

Total revenue during the three months ended July 31, 2013 increased by $1.5 million, or 2.0%, to $79.2 million from $77.7 million during the three months ended July 31, 2012. Excluding oil and gas customers, revenue increased by $5.3 million, or 9.9%, primarily from chemical, municipal works and environmental remediation customers. Revenue from oil and gas customers decreased by $3.8 million during the three months ended July 31, 2013, as compared to the same period in the prior year primarily due to (i) an over supply of tanks in certain shale regions, (ii) lower drilling rig activity, (iii) infrastructure issues, and (iv) and oversupply of oil and natural gas in certain key storage areas.

Rental Revenue

Rental revenue decreased by $0.9 million, or 1.5%, to $61.8 million during the three months ended July 31, 2013 from $62.7 million during the three months ended July 31, 2012. Rental revenue is impacted by Rental Activity, Pricing, and Available Rental Fleet.

Rental Activity

Rental revenue was adversely impacted by Rental Activity in the amount of $3.9 million during the three months ended July 31, 2013, as compared to the three months ended July 31, 2012. The decrease was driven by the following:

•

Average utilization decreased to 55.0% during the three months ended July 31, 2013 from 60.1% during the three months ended July 31, 2012, resulting in a negative impact to rental revenue in the amount of $3.8 million. The decrease in utilization was attributable to a combination of factors, including the reduction in demand from customers involved in oil and natural gas production. In addition, the lower utilization was due in part to opening eight new branches during the three months ended April 30, 2013. The establishment of new branches requires investment in people, property, and rental fleet. The opening of these branches resulted in lower utilization as the branches were in the early stage of market penetration.

•	Rental revenue was negatively impacted by mix in the amount of $0.9 million, as mix as a higher portion of our rental revenue was driven by rental of equipment with lower rental rates.

•	Partially offsetting the above decreases was an increase of $0.8 million in rental revenue from bulk items due primarily to higher pipes, hoses, fittings and other items.

Pricing

Pricing had a positive effect of $0.4 million on rental revenue as the average daily rental rate increased to $36.35 for the three months ended July 31, 2013 from $36.06 during the three months ended July 31, 2012. This was due in part to higher percentage of our rental revenue from the rental of equipment types that carry higher rental rates.

Available Rental Fleet

Rental revenue was favorably impacted by additional Available Rental Fleet during the three months ended July 31, 2013 in the amount of $2.6 million as the average number of rental units available increased to 23,642 units during the three months ended July 31, 2013 from 22,327 units during the three months ended July 31, 2012. The increase in Available Rental Fleet reflects the investments in rental equipment that we made over the past 12 months, which totaled $43.6 million.

Sales Revenue

Sales revenue increased by $1.5 million, or 33.2%, to $6.0 million for the three months ended July 31, 2013 from $4.5 million for the three months ended July 31, 2012, primarily due to increased demand for filtration and pumps.

Service Revenue

Service revenue increased by $0.9 million, or 9.1%, to $11.3 million during the three months ended July 31, 2013 from $10.4 million during the three months ended July 31, 2012. The increase in service revenue was primarily driven by hauling, labor, and other services performed in conjunction with projects. We are continuing to emphasize the sale of services related to our rental activity including pump, filtration, and water transfer services.

North America

Total revenue from our North American segment decreased by $1.0 million, or 1.4%, to $71.5 million during the three months ended July 31, 2013 from $72.6 million during the three months ended July 31, 2012. Revenue from oil and gas customers decreased by $4.4 million, or 18.9%, while excluding oil and gas customers, revenue increased by $3.4 million, primarily from chemical, municipal works and environmental remediation customers during the three months ended July 31, 2013, as compared to the same period in the prior year.

Rental Revenue

Rental revenue decreased by $3.3 million, or 5.7%, to $54.8 million during the three months ended July 31, 2013 from $58.1 million during the three months ended July 31, 2012. Rental revenue is impacted by Rental Activity, Pricing, and Available Rental Fleet.

Rental Activity

During the three months ended July 31, 2013, rental revenue was adversely impacted by Rental Activity in the amount of $4.7 million. This change was primarily driven by the same factors given above in the consolidated rental revenue section.

Pricing

Rental revenue was favorably impacted by pricing in the amount of $0.3 million. Although the average daily rental rate decreased to $33.31 for the three months ended July 31, 2013 from $34.20 during the three months ended July 31, 2012, a higher percentage of our rental revenue was driven by rental of equipment with higher rental rates.

Available Rental Fleet

Rental revenue was favorably impacted by Available Rental Fleet during the three months ended July 31, 2013, in the amount of $1.1 million as the average number of rental units available increased to 22,650 units during the three months ended July 31, 2013 from 21,622 units during the three months ended July 31, 2012.

Sales Revenue

Sales revenue increased by $1.5 million, or 33.2%, to $6.0 million during the three months ended July 31, 2013 from $4.5 million during the three months ended July 31, 2012 primarily due to increased demand for filtration and pumps.

Service Revenue

Service revenue increased by $0.7 million, or 7.1%, to $10.6 million during the three months ended July 31, 2013 from $9.9 million during the three months ended July 31, 2012. The increase in service revenue was primarily driven by hauling, labor, and other services performed in conjunction with pumps, pipe and hose rental projects.

Europe

Total revenue from our European segment increased by $2.6 million, or 50.6%, to $7.7 million during the three months ended July 31, 2013 from $5.1 million during the three months ended July 31, 2012 primarily due to revenue from chemical, industrial services and refinery customers.

Rental Revenue

Rental revenue increased by $2.4 million, or 52.2%, to $7.0 million during the three months ended July 31, 2013 from $4.6 million during the three months ended July 31, 2012. Rental revenue is impacted by Rental Activity, Pricing, and Available Rental Fleet.

Rental Activity

Rental revenue was favorably impacted by Rental Activity in the amount of $0.8 million. The increase was driven by the following:

•

Average utilization increased to 63.4% during the three months ended July 31, 2013 from 58.9% during the three months ended July 31, 2012, resulting in a positive impact to rental revenue in the amount of $0.3 million. The increase in average utilization is primarily a result of the continued maturity of our new branches opened during fiscal year 2013 combined with the growth in demand from our customers in the first half of fiscal year 2014.

•	Rental revenue from bulk items increased by $0.5 million due primarily to higher revenues from pipes, hoses, fittings and other items.

Pricing

The fluctuation in Pricing had minimal impact. The average daily rental rate decreased to €73.64 during the three months ended July 31, 2013 from €75.52 during the three months ended July 31, 2012. The decline in Pricing reflects the introduction of new products that have lower daily rental rates and the mix of the units on rent during the period, rather than a pricing decline of our products.

Available Rental Fleet

Rental revenue was favorably impacted by Average Rental Fleet in Europe during the three months ended July 31, 2013, in the amount of $1.5 million as the average number of rental units available increased to 992 units during the three months ended July 31, 2013 from 705 units during the three months ended July 31, 2012. We continue to invest in capital in Europe to improve market penetration and support our branch expansion. Over the past 12 months, we made $9.9 million of investments in our rental fleet in Europe.

Sales Revenue

Sales revenue for Europe during the three months ended July 31, 2013 was consistent with sales revenue for the comparable period in the prior year.

Service Revenue

Service revenue for Europe increased by $0.2 million, or 40.0%, to $0.7 million during the three months ended July 31, 2013 from $0.5 million during the three months ended July 31, 2012, primarily due to higher levels of rental business compared to the prior year.

Operating Expenses

Consolidated

Total operating expenses during the three months ended July 31, 2013 increased by $9.8 million, or 15.5%, to $73.0 million from $63.2 million during the three months ended July 31, 2012. The increase was attributable to the following:

•

$7.0 million increase in employee related expenses, which was comprised of higher severance payments of $2.2 million, due to our CEO transition increased incentive compensation of $1.7 million, and an overall increase in payroll and payroll-related costs resulting from higher employee headcount of $3.1 million. The number of employees increased to 948 on July 31, 2013 from 805 on July 31, 2012.

•	$0.7 million increase in facility expenses reflecting the opening of five new branches during the fiscal year ended January 31, 2013 and nine new branches during the six months ended July 31, 2013;

•

$0.6 million increase in professional fees, which was due primarily to $1.3 million in expenses incurred to investigate acquisition opportunities, partially offset by a $0.6 million decrease in various legal expenses;

•	$0.7 million increase in depreciation expense as we increased our investment in rental fleet over the past twelve months;

•	$0.6 million increase in cost of goods sold due to the increase in sales revenue;

•	$0.4 million increase in various other expenses, primarily due to $0.3 million related to travel expenses; and

•	$0.2 million decrease from gains on sale of equipment.

North America

Operating expenses for the North American segment during the three months ended July 31, 2013 increased by $7.7 million, or 12.8%, to $67.7 million from $60.0 million during the same period in the prior fiscal year. This change was driven by the same factors given above in the consolidated operating expenses discussion.

Europe

Operating expenses for the European segment during the three months ended July 31, 2013 increased by $2.1 million, or 65.6%, to $5.3 million from $3.2 million during the three months ended July 31, 2012 primarily due to increases in personnel and personnel-related costs and facility expenses. The number of employees in Europe increased to 74 on July 31, 2013 from 48 on July 31, 2012. Facility expenses increased by $0.2 million, reflecting the opening of three new branches during the fiscal year ended January 31, 2013 and one new branch during the six months ended July 31, 2013.

Other Expenses, Net

Consolidated

Other expenses during the three months ended July 31, 2013 decreased by $0.4 million, or 3.5%, to $10.7 million from $11.1 million during the three months ended July 31, 2012. This was mainly due to a decrease of $0.7 million in interest expense due to the lower outstanding debt balance as well as a decrease of 75 basis points in the senior term loan interest rate as a result of the February 2013 amendment to the Credit Facility. Refer to Note 8 of the notes to the consolidated condensed financial statements for further details. The decrease in interest expense was partially offset by a $0.3 million increase in net losses from foreign currency exchange rate changes.

Six Months Ended July 31, 2013 Compared to the Six Months Ended July 31, 2012

The following table presents our results for the six months ended July 31, 2013 and July 31, 2012 (in thousands):

	Six Months Ended		Six Months Ended
	July 31, 2013		July 31, 2012
	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Rental revenue	$120,104	78.5%	$123,582	80.4%
Sales revenue	10,959	7.2%	9,567	6.2%
Service revenue	21,916	14.3%	20,557	13.4%

Total revenue	152,979	100.0%	153,706	100.0%

Operating expenses:
Employee related expenses	51,981	34.0%	44,215	28.8%
Rental expenses	18,311	12.0%	18,112	11.8%
Repair and maintenance	7,651	5.0%	6,906	4.5%
Cost of goods sold	6,258	4.1%	5,708	3.7%
Facility expenses	11,817	7.7%	9,914	6.4%
Professional fees	5,570	3.6%	3,423	2.2%
Management fees	306	0.2%	279	0.2%
Other operating expenses	7,683	5.0%	6,252	4.1%
Depreciation and amortization	30,536	20.0%	28,833	18.8%
Gain on sale of equipment	(1,022)	-0.7%	(305)	-0.2%

Total operating expenses	139,091	90.9%	123,337	80.2%

Income from operations	13,888	9.1%	30,369	19.8%
Other expense:
Interest expense, net	20,349	13.3%	21,342	13.9%
Loss on extinguishment and modification of debt	2,999	2.0%	—	0.0%
Foreign currency exchange loss, net	338	0.2%	131	0.1%

Total other expenses, net	23,686	15.5%	21,473	14.0%

(Loss) income before income taxes	(9,798)	-6.4%	8,896	5.8%
Income tax (benefit) expense	(2,287)	-1.5%	3,582	2.3%

Net (loss) income	$(7,511)	-4.9%	$5,314	3.5%

Revenue

Consolidated Total Revenue

Total revenue during the six months ended July 31, 2013 decreased by $0.7 million, or 0.5%, to $153.0 million from $153.7 million during the six months ended July 31, 2012. Revenue from oil and gas customers decreased by $8.5 million, or 18.1%, during the six months ended July 31, 2013, as compared to the same period in the prior year primarily due to (i) an over supply of tanks in certain shale regions, (ii) lower drilling rig activity, (iii) infrastructure issues, and (iv) and oversupply of oil and natural gas in certain key storage areas. Excluding oil and gas customers, revenue increased by $7.8 million primarily from construction, chemical, environmental remediation and municipal works customers during the six months ended July 31, 2013, as compared to the same period during the prior year.

Rental Revenue

Rental revenue decreased by $3.5 million, or 2.8%, to $120.1 million during the six months ended July 31, 2013 from $123.6 million during the six months ended July 31, 2012. Rental revenue is impacted by Rental Activity, Pricing, and Available Rental Fleet.

Rental Activity

Rental revenue was adversely impacted by Rental Activity in the amount of $9.3 million during the six months ended July 31, 2013, as compared to the six months ended July 31, 2012. The decrease was driven by the following:

•

Average utilization decreased to 55.4% during the six months ended July 31, 2013 from 60.7% during the six months ended July 31, 2012, resulting in a negative impact to rental revenue in the amount of $7.8 million. The decrease in utilization was attributable to a combination of factors, including the reduction in demand from customers involved in oil and natural gas production, and lower utilization due to opening nine new branches during the six months ended July 31, 2013.

•	Rental revenue was negatively impacted by mix in the amount of $1.8 million, as a higher portion of our rental revenue was driven by rental of equipment with lower rental rates.

•

The decrease in rental revenue was further impacted by the detriment of one less calendar day during the six months ended July 31, 2013 compared to the six months ended July 31, 2012 resulting in an unfavorable impact to rental revenue in the amount of $0.5 million.

•	Partially offsetting the above decreases was an increase of $0.8 million in rental revenue from bulk items due primarily to higher pipes, hoses, fittings and other revenue.

Pricing

Rental revenue was favorably impacted by pricing during the six months ended July 31, 2013, in the amount of $0.4 million due to a slight increase in the average daily rental.

Available Rental Fleet

Rental revenue was favorably impacted by additional Available Rental Fleet during the six months ended July 31, 2013, in the amount of $5.4 million as the average number of rental units available increased to 23,525 units during the six months ended July 31, 2013 from 22,149 units during the six months ended July 31, 2012. The increase in available rental fleet reflects the investments in rental equipment that we made over the past 12 months, which totaled $43.6 million.

Sales Revenue

Sales revenue increased by $1.4 million, or 14.6%, to $11.0 million for the six months ended July 31, 2013 from $9.6 million for the six months ended July 31, 2012 primarily due to an increased demand for filtration and pumps in North America.

Service Revenue

Service revenue increased by $1.4 million, or 6.6%, to $21.9 million during the six months ended July 31, 2013 from $20.6 million during the six months ended July 31, 2012. The increase in service revenue was primarily driven by hauling, labor, and other services performed in conjunction with projects. We are continuing to emphasize the sale of ancillary services related to our rental activity.

North America

Total revenue from our North American segment decreased by $4.8 million, or 3.3%, to $139.1 million during the six months ended July 31, 2013 from $143.9 million during the six months ended July 31, 2012. Revenue from oil and gas customers decreased by $9.1 million, or 19.6%, while excluding oil and gas customers, revenue increased by $4.3 million primarily from construction, environmental remediation, and municipal works customers during the six months ended July 31, 2013, as compared to the same period in the prior year.

Rental Revenue

Rental revenue decreased by $7.3 million, or 6.4%, to $107.6 million during the six months ended July 31, 2013 from $114.9 million during the six months ended July 31, 2012. Rental revenue is impacted by Rental Activity, Pricing, and Available Rental Fleet.

Rental Activity

During the six months ended July 31, 2013, rental revenue was adversely impacted by Rental Activity in the amount of $10.4 million. This change was primarily driven by the same factors in the above consolidated rental revenue section.

Pricing

Rental revenue was favorably impacted by pricing in the amount of $0.5 million. Although the average daily rental rate decreased to $33.24 for the six months ended July 31, 2013 from $33.90 during the six months ended July 31, 2012, a higher percentage of our rental revenue was driven by rental of equipment with higher rental rates.

Available Rental Fleet

Rental revenue was also favorably impacted by Available Rental Fleet during the six months ended July 31, 2013, in the amount of $2.6 million as the average number of rental units available increased to 22,575 units during the six months ended July 31, 2013 from 21,466 units during the six months ended July 31, 2012.

Sales Revenue

Sales revenue increased by $1.4 million, or 14.5%, to $10.9 million during the six months ended July 31, 2013 from $9.6 million during the six months ended July 31, 2012.

Service Revenue

Service revenue increased by $1.1 million, or 5.6%, to $20.7 million during the six months ended July 31, 2013 from $19.6 million during the six months ended July 31, 2012. The increase in service revenue was primarily driven by hauling, labor, and other services performed in conjunction with projects relating to pumps and pipe and hose rentals.

Europe

Total revenue from our European segment increased by $4.1 million, or 41.9%, to $13.9 million during the six months ended July 31, 2013 from $9.8 million during the six months ended July 31, 2012 primarily due to revenue from chemical and refinery customers.

Rental Revenue

Rental revenue increased by $3.8 million, or 43.7%, to $12.5 million during the six months ended July 31, 2013 from $8.7 million during the six months ended July 31, 2012. Rental revenue is impacted by Rental Activity, Pricing, and Available Rental Fleet.

Rental Activity

Rental revenue was favorably impacted by a $1.1 million increase in Rental Activity due to bulk items primarily due to higher pipes, hoses, fittings and other revenue.

Pricing

The fluctuation in Pricing had minimal impact. The average daily rental rate decreased to €74.62 during the six months ended July 31, 2013 from €77.22 during the six months ended July 31, 2012. The decline in Pricing reflects the introduction of new products that have lower daily rental rates and the mix of the units on rent during the period, rather than a pricing decline of our products.

Available Rental Fleet

Rental revenue was favorably impacted by Average Rental Fleet in Europe during the six months ended July 31, 2013, in the amount of $2.8 million as the average number of rental units available increased to 950 units during the six months ended July 31, 2013 from 683 units during the six months ended July 31, 2012. We continue to invest in capital in Europe to improve market penetration and support our branch expansion. Over the past 12 months, we made $9.9 million of investments in our rental fleet in Europe.

Sales Revenue

Sales revenue for Europe during the six months ended July 31, 2013 was consistent with sales revenue for the comparable period in the prior year.

Service Revenue

Service revenue for Europe increased by $0.3 million, or 30.0%, to $1.3 million during the six months ended July 31, 2013 from $1.0 million during the six months ended July 31, 2012.

Operating Expenses

Consolidated

Total operating expenses during the six months ended July 31, 2013 increased by $15.8 million, or 12.8%, to $139.1 million from $123.3 million during the six months ended July 31, 2012. The increase was attributable to the following:

•

$7.8 million increase in employee related expenses which was comprised of higher severance payments of $2.2 million due to our CEO transition, increased bonuses of $1.2 million, and overall increase in payroll and payroll-related costs resulting from higher employee headcount of $4.4 million during the six months ended July 31, 2013, as compared to the same period in the prior year. The number of employees increased to 948 on July 31, 2013 from 805 on July 31, 2012.

•	$0.7 million increase in repair and maintenance due to certain regulatory compliance upgrades;

•	$1.9 million increase in facility expenses reflecting the opening of five new branches during the fiscal year ended January 31, 2013 and nine new branches during the six months ended July 31, 2013;

•

$2.1 million increase in professional fees, which was due to $0.9 million of professional and legal costs related to the amended Credit Facility during February 2013 (refer to Note 8 of the notes to the consolidated condensed financial statements for further details) and $1.3 million of consulting fees incurred related to costs to investigate acquisition opportunities;

•	$1.7 million increase in depreciation expense as we increased our investment in rental fleet in the prior fiscal year;

•	$1.6 million increase in various other expenses primarily due to $0.7 million related to travel expenses, $0.3 million recruiting fees, and $0.2 million of rental expenses;

•	$0.6 million increase in cost of goods sold due to the increase in sales revenue

•	Partially offsetting the above increases was an increase of $0.7 million from gains on sale of equipment.

North America

Operating expenses for the North American segment during the six months ended July 31, 2013 increased by $12.2 million, or 10.4%, to $129.3 million from $117.1 million during the same period in the prior year. This change was driven by the same factors given above in the consolidated operating expenses discussion.

Europe

Operating expenses for the European segment during the six months ended July 31, 2013 increased by $3.6 million, or 58.1%, to $9.8 million from $6.2 million during the six months ended July 31, 2012 mainly due to an increase of $1.8 million in personnel costs. The number of employees in Europe increased to 74 on July 31, 2013 from 48 on July 31, 2012. The increase is also due to increases of $0.5 million in depreciation expense, $0.3 million in repair and maintenance costs, and $0.3 million in facility expenses as we continue to invest in capital to support our branch expansion in Europe. Facility expenses increased due to the opening of three new branches during the fiscal year ended January 31, 2013 and one new branch during the six months ended July 31, 2013.

Other Expenses, Net

Consolidated

Other expenses during the six months ended July 31, 2013 increased by $2.2 million, or 10.3%, to $23.7 million from $21.5 million during the six months ended July 31, 2012. This was mainly due to a $3.0 million loss on extinguishment and modification of debt incurred during the six months ended July 31, 2013 related to the amended Credit Facility. The impact of the loss was partially offset by a decrease of $1.0 million in interest expense due to the lower outstanding debt balance as well as a decrease of 75 basis points in the senior term loan interest rate as a result of the February 2013 amendment to the Credit Facility. Refer to Note 8 of the notes to the consolidated condensed financial statements for further details. The decrease in interest expense was partially offset by a $0.2 million increase in net losses from foreign currency exchange rate changes.

Liquidity and Capital Resources

Liquidity Summary

We have a history of generating higher cash flow from operations than net income recorded during the same period. Our cash flow is typically generated from operating earnings. Historically, this cash flow has been utilized to invest in property and equipment that are core to our business and to reduce debt. We invest in assets that have relatively long useful lives. The Internal Revenue Code allows us to accelerate the depreciation for tax purposes over a much shorter period allowing us to defer the payment of income taxes in our tax filings.

On July 31, 2013 and January 31, 2013, our cash and cash equivalents by location were the following:

(In thousands)	July 31, 2013	January 31, 2013
United States	$11,544	$22,978
Europe	4,736	3,743
Mexico	465	409
Canada	955	939

Total	$17,700	$28,069

Our cash held outside the United States may be repatriated to the United States but, under current law, may be subject to United States federal income taxes, less applicable foreign tax credits. We do not plan to repatriate cash balances from our foreign subsidiaries to fund our operations within the United States. We have not provided for the United States federal tax liability on these amounts for financial statement purposes as this cash is considered permanently reinvested outside of the United States. Our intent is to meet our domestic liquidity needs through ongoing cash flow, external borrowings or both. We expect to fund additional investment in Europe with from our European Segment and, if necessary, with additional investment from the United States. We utilize a variety of tax planning strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.

Our business is capital intensive and requires ongoing investment in equipment to maintain the size of our rental fleet. Most of our assets, if properly maintained, may generate a level of revenue similar to new assets of the same type over the course of their useful lives. There is not a well-defined secondary or resale market for the majority of our assets; therefore, we rent our assets for as long as they may safely be employed to meet our customers’ needs. We invest capital in additional equipment with the expectation of generating revenue on that investment within a relatively short period of time.

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

Credit Facility

On June 1, 2011, we entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility and a $45.0 million revolving credit facility ($45.0 million available on July 31, 2013).

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

As a result of amending our Credit Facility, and changes in the holders of our term loan, we recorded a $3.0 million loss on extinguishment and modification of debt consisting of unamortized deferred loan fees during the six months ended July 31, 2013. Of the $3.0 million loss, $2.6 million was related to the loss on extinguishment of debt, and $0.4 million was related to the loss on modification of debt.

In addition, we expensed $0.9 million of advisory and other fees related to the First Amendment, which are included within professional fees on the income statement during the six months ended July 31, 2013. We recorded additional deferred financing costs of $0.5 million during the six months ended July 31, 2013, which are included in prepaid expenses and other current assets within current assets and deferred financing costs, net within assets on the balance sheet.

Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin, subject to a LIBOR floor of 1.25%. The applicable senior term loan margin was 3.00% on July 31, 2013 and 3.75% on January 31, 2013.

The interest rate on the outstanding senior term loan on July 31, 2013 and January 31, 2013 was 4.25% and 5.00%, respectively.

The weighted average interest rate during the three months ended July 31, 2013 and 2012 was 4.25% and 4.75%, respectively. The weighted average interest rate during the six months ended July 31, 2013 and 2012 was 4.28% and 4.75%, respectively. During the three months ended July 31, 2013 and 2012, we incurred interest and fees related to the Credit Facility of $4.5 million and $5.3 million, respectively. During the six months ended July 31, 2013 and 2012, we incurred interest and fees related to the Credit Facility of $9.0 million and $10.3 million, respectively. Interest on the Credit Facility is payable quarterly. Principal on the senior term loan is payable in quarterly installments of $1.0 million.

On July 31, 2013, we did not have an outstanding balance on the revolving loan; therefore, on July 31, 2013, we were not subject to a leverage test. Additionally, on July 31, 2013, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

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

During each of the three months ended July 31, 2013 and 2012, we incurred interest and fees related to the Notes of approximately $5.2 million. During the six months ended July 31, 2013 and 2012, we incurred interest and fees related to the Notes of approximately $10.4 million and $10.1 million, respectively. Interest on the Notes is payable semi-annually.

Principal Payments on Debt

Principal payments on debt for the periods ending January 31 are due according to the table below:

(In thousands)
Principal Payments on Debt
Remainder of the fiscal year ending January 31, 2014	$1,921
2015	3,842
2016	3,842
2017	3,842
2018	3,842
Thereafter	604,940

Total	$622,229

Sources and Uses of Cash

(In thousands)	Six Months Ended July 31, 2013	Increase/ (Decrease)	Six Months Ended July 31, 2012
Cash provided by operating activities	$17,621	$(6,209)	$23,830
Cash used in investing activities	(25,651)	13,484	(39,135)
Cash used in financing activities	(2,387)	(557)	(1,830)
Effect of foreign currency translation on cash	$48	$237	$(189)

(In thousands)	July 31, 2013	(Decrease)	January 31, 2013
Cash and cash equivalents	$17,700	$(10,369)	$28,069
Working capital	$51,597	$(6,981)	$58,578

Cash Provided by Operating Activities

Cash flow from operations during the six months ended July 31, 2013 and 2012 totaled $17.6 million and $23.9 million, respectively. Cash provided by operating activities consists of net (loss) income adjusted for certain non-cash items, primarily depreciation and amortization, amortization of deferred financing costs, deferred income taxes, share-based compensation expense and gain on sale of equipment, as well as the effect of changes in working capital and other activities.

During the six months ended July 31, 2013, we incurred a $3.0 million loss on extinguishment and modification of debt as a result of the amended Credit Facility. Refer to Note 8 of the notes to the consolidated condensed financial statements for further details.

The timing of cash receipts and disbursements related to other working capital items affected the changes in net cash provided by operating activities.

Cash flow from operations was unfavorably impacted by reduced levels of accounts payable and other liabilities during the six months ended July 31, 2013 compared to the six months ended July 31, 2012. The factors contributing to the increase in accounts payable and other liabilities during the prior period were payments made for capital expenditures, inventory purchases and bonuses.

Accounts receivable balance increased by $3.8 million during the six months ended July 31, 2013, compared to an increase of $3.6 million during the six months ended July 31, 2012, which resulted in a $0.2 million unfavorable impact to comparative cash flows. The unfavorable impact of higher receivables resulted from higher sales during the three months ended July 31, 2013, compared to the same period in the prior year.

Cash Used in Investing Activities

Cash used in investing activities consists of property and equipment offset by the sale of equipment from our rental fleet. Purchases of property and equipment totaled $27.9 million and $40.7 million during the six months ended July 31, 2013 and 2012, respectively. We decreased expenditures to purchase new rental fleet during the six months ended July 31, 2013 as we shifted our focus on improving the utilization of our current rental fleet. Proceeds from equipment sales totaled $2.3 million and $1.6 million during the six months ended July 31, 2013 and 2012, respectively.

Cash Used in Financing Activities

Cash used in financing activities during the six months ended July 31, 2013 was impacted by $0.5 million of professional fees that were included as deferred financing costs as a result of the amended Credit Facility. Refer to Note 8 of the notes to the consolidated condensed financial statements for further details.

The repayment of debt totaled $1.9 million and $2.0 million during the six months ended July 31, 2013 and 2012, respectively.

Effect of Exchange Rate Changes on Cash

The effect of exchange rate changes on cash was not material during the six months ended July 31, 2013. The EUR/USD spot rate fluctuated from 1.359 on January 31, 2013 to 1.3282 on July 31, 2013.

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

On July 31, 2013, there were eight swap agreements with a total notional amount of $210.0 million outstanding, two with a three-year term and notional value totaling $60.0 million with a fixed rate of 1.68%, and six with a five-year term and a notional value totaling $150.0 million with a fixed rate of 2.35%. In addition to the above, on July 31, 2013 we entered into a new swap agreement with a three-year term and a notional amount totaling $71.0 million commencing on July 31, 2014 with a fixed rate of 1.64%, which will be reduced to $64.0 million on July 31, 2015, before it terminates on July 29, 2016. On July 31, 2013 and January 31, 2013, the liability recorded related to interest rate swaps was $4.3 million and $5.3 million, respectively, with no unrealized gain or loss recorded in the consolidated condensed statements of operations for the ineffective portion of the change in fair value of the interest rate swap agreements.

Contractual Obligations

We currently do not have any long-term purchase obligations that extend into 2014; however, we had committed open purchase orders totaling $12.5 million on July 31, 2013.

Off-Balance Sheet Arrangements

On July 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Seasonality

Demand from our customers has historically been higher during the second half of our fiscal year compared to the first half of the year. The peak demand period for our products and services typically occurs during August through November driven by certain customers that need to complete maintenance work and other specific projects before the onset of colder weather. Because much of our revenue is derived from storing or moving liquids, the impact of weather may hinder the ability of our customers to fully utilize our equipment. This is particularly the case for customers with project locations in regions that are subject to freezing temperatures during winter.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three and six months ended July 31, 2013 to the items that we disclosed as our critical accounting policies, estimates, and judgments included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Recent Accounting Pronouncements

Refer to Note 2 of the consolidated condensed financial statements for a discussion of new and recently adopted accounting guidance.

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

•	We intend to expand our business into new geographic markets, and this expansion may be costly and may not be successful.

•	Our growth strategy includes evaluating selective acquisitions, which entails certain risks to our business and financial performance.

•	We intend to expand into new product lines, which may be costly and may not ultimately be successful.

•	We depend on our suppliers for the equipment we rent to customers.

•	As our rental equipment ages we may face increased costs to maintain, repair, and replace that equipment and new equipment could become more expensive.

•	The short term nature of our rental arrangements exposes us to redeployment risks and means that we could experience rapid fluctuations in revenue in response to market conditions.

•	Our customers may decide to begin providing their own liquid and solid containment solutions rather than sourcing those products from us.

•	Our industry is highly competitive, and competitive pressures could lead to a decrease in our market share or in the prices that we may charge.

•	We lease all of our branch locations, and accordingly are subject to the risk of substantial changes to the real estate rental markets and our relationships with our landlords.

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

The forward-looking statements contained in this quarterly report are made only on the date of this quarterly report. Except to the extent required by law, we do not undertake, and specifically decline any obligation, to update any forward-looking statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

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

Impact of Foreign Currency Rate Changes

We currently have branch operations outside the United States, and our foreign subsidiaries conduct their business in local currency. Our operations in Canada are denominated in the Canadian dollar, operations in the Netherlands, Germany and France are denominated in the euro, operations in the United Kingdom are denominated in the British pound sterling, and operations in Mexico are denominated in the Mexican peso. Likewise, we pay our expenses in the local currencies, described above, in the areas in which we operate. We are exposed to foreign exchange rate fluctuations as the financial results of our non-United States operations are translated into U.S. dollars. Based upon the level of our international operations during the period relative to the Company as a whole, a 10% change in the exchange rates would not have a material impact on our after-tax earnings.

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

BAKERCORP INTERNATIONAL, INC.

Date: September 16, 2013	By:	/s/ Robert Craycraft
Robert Craycraft
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document