Form 10-Q
period 2013-10-31
BakerCorp International, Inc.
filed 2013-12-16
CIK 1550377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2013

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

There is no public market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, par value $0.01 per share, outstanding on December 13, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BakerCorp International, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(In thousands, except share and per share amounts)

	October 31, 2013	January 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,075	$28,069
Accounts receivable, less allowance for doubtful accounts of $3,520 and $3,023 on October 31, 2013 and January 31, 2013, respectively	70,452	62,489
Inventories, net	3,227	2,012
Prepaid expenses and other current assets	6,288	4,214
Deferred tax assets	5,080	6,954

Total current assets	101,122	103,738

Property and equipment, net	382,011	373,794
Goodwill	318,041	318,011
Other intangible assets, net	453,801	465,941
Deferred tax assets	80,615	67,450
Deferred financing costs, net	832	688
Other long-term assets	566	533

Total assets	$1,336,988	$1,330,155

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$21,446	$21,178
Accrued expenses	28,373	23,044
Current portion of long-term debt (net of deferred financing costs of $2,303 and $2,962 on October 31, 2013 and January 31, 2013, respectively)	1,538	938

Total current liabilities	51,357	45,160
Long-term debt, net of current portion (net of deferred financing costs of $11,831 and $15,572 on October 31, 2013 and January 31, 2013, respectively)	605,597	604,678
Deferred tax liabilities	283,542	273,003
Fair value of interest rate swap liabilities	4,439	5,293
Other long-term liabilities	3,009	2,612

Total liabilities	947,944	930,746
Commitments and contingencies	—	—
Shareholder’s equity:
Common stock, $0.01 par value; 100,000 shares authorized; 100 shares issued and outstanding on October 31, 2013 and January 31, 2013	—	—
Additional paid-in capital	395,026	397,696
Accumulated other comprehensive loss	(9,720)	(10,367)
Retained earnings	3,738	12,080

Total shareholder’s equity	389,044	399,409

Total liabilities and shareholder’s equity	$1,336,988	$1,330,155

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations (unaudited)

(In thousands)

	Three Months Ended		Nine months ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Revenue:
Rental revenue	$66,122	$67,142	$186,226	$190,724
Sales revenue	4,831	5,109	15,790	14,676
Service revenue	11,435	11,990	33,351	32,547

Total revenue	82,388	84,241	235,367	237,947

Operating expenses:
Employee related expenses	27,389	23,502	79,370	67,717
Rental expenses	9,565	10,789	27,876	28,901
Repair and maintenance	4,105	4,235	11,756	11,141
Cost of goods sold	2,898	3,243	9,156	8,951
Facility expenses	6,443	4,999	18,260	14,913
Professional fees	1,576	1,930	7,146	5,353
Management fees	160	161	466	440
Other operating expenses	5,399	3,255	13,082	9,507
Depreciation and amortization	15,725	14,799	46,261	43,632
Gain on sale of equipment	(359)	(148)	(1,381)	(453)

Total operating expenses	72,901	66,765	211,992	190,102

Income from operations	9,487	17,476	23,375	47,845
Other expenses:
Interest expense, net	10,298	11,045	30,647	32,387
Loss on extinguishment and modification of debt	—	—	2,999	—
Foreign currency exchange loss, net	36	—	374	131

Total other expenses, net	10,334	11,045	34,020	32,518

(Loss) income before income tax (benefit) expense	(847)	6,431	(10,645)	15,327
Income tax (benefit) expense	(16)	2,941	(2,303)	6,523

Net (loss) income	$(831)	$3,490	$(8,342)	$8,804

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries

Consolidated Condensed Statements of Comprehensive Income (Loss) (unaudited)

(In thousands)

	Three Months Ended		Nine months ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Net (loss) income	$(831)	$3,490	$(8,342)	$8,804
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on interest rate swap agreements, net of tax (benefit) expense of $(58), $110, $328 and $50, respectively	(97)	176	526	79
Change in foreign currency translation adjustments	3,251	6,249	121	(1,861)

Other comprehensive income (loss)	3,154	6,425	647	(1,782)

Total comprehensive income (loss)	$2,323	$9,915	$(7,695)	$7,022

The accompanying notes are an integral part of these consolidated financial statements.

BakerCorp International, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows (unaudited)

(In thousands)

	Nine months ended
	October 31, 2013	October 31, 2012
Operating activities
Net (loss) income	$(8,342)	$8,804
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Recovery of) provision for doubtful accounts	596	(547)
Share-based compensation expense	1,905	1,979
Gain on sale of equipment	(1,381)	(453)
Depreciation and amortization	46,261	43,632
Amortization of deferred financing costs	1,754	1,625
Deferred income taxes	(1,205)	3,669
Amortization of above-market lease	(513)	(503)
Loss on extinguishment and modification of debt	2,999	—
Changes in assets and liabilities:
Accounts receivable	(8,425)	(9,935)
Inventories, net	(1,215)	416
Prepaid expenses and other assets	(2,042)	1,923
Accounts payable and other liabilities	1,843	4,347

Net cash provided by operating activities	32,235	54,957

Investing activities
Purchases of property and equipment	(44,021)	(61,483)
Proceeds from sale of equipment	2,972	2,568

Net cash used in investing activities	(41,049)	(58,915)

Financing activities
Repayment of long-term debt	(2,881)	(2,925)
Return of capital to BakerCorp International Holdings, Inc	65	120
Payment of deferred financing costs	(531)	—

Net cash used in financing activities	(3,347)	(2,805)

Effect of foreign currency translation on cash	167	(76)
Net decrease in cash and cash equivalents	(11,994)	(6,839)
Cash and cash equivalents, beginning of period	28,069	36,996

Cash and cash equivalents, end of period	$16,075	$30,157

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$23,965	$25,846

Income taxes	$2,266	$3,771

Non-cash operating and financing activities:
Return of capital to BakerCorp International Holdings, Inc. related to a settlement of options for shares of common stock in BakerCorp International Holdings Inc.	$(4,511)	$(1,231)

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries

Notes to Consolidated Condensed Financial Statements (unaudited)

Note 1. Organization, Description of Business, and Basis of Presentation

We are a provider of liquid and solid containment solutions, operating within a specialty sector of the broader industrial services industry. Our revenue is generated by providing rental equipment, customized solutions, and a comprehensive suite of services to our customers. We provide a wide variety of steel and polyethylene temporary storage tanks, roll-off containers, pumps, filtration, pipes, hoses and fittings, shoring, and related products to a broad range of customers for a number of applications. Tank and roll-off container applications include the storage of water, chemicals, waste streams, and solid waste. Pump applications include the pumping of groundwater, municipal waste, and other fluids. Filtration applications include the separation of various solids from liquids. We have branches in 26 states in the United States as well as branches in the Netherlands, Germany, France, Canada, the United Kingdom, Mexico, and Poland. For reporting purposes, a branch is defined as a location with at least one employee. As used herein, the terms “Company,” “we,” “us,” and “our” refer to BakerCorp International, Inc. and its subsidiaries, unless the context indicates to the contrary.

Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”), Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended January 31, 2013, included in our 2013 Annual Report on Form 10-K filed with the SEC on April 22, 2013, referred to as our 2013 Annual Report.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three and nine months ended October 31, 2013 are not necessarily indicative of the results to be expected for future quarters or the full year.

Principles of Consolidation

The consolidated condensed financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions with our subsidiaries have been eliminated.

Reclassification

Certain amounts previously reported have been reclassified to conform to the current year presentation. During the nine months ended October 31, 2013, we reclassified $0.2 million from deferred financing costs, net to prepaid expenses and other current assets within the January 31, 2013 balance sheet to conform to the current year presentation. The reclassification had no effect on previously reported net income, shareholder’s equity, or cash flow.

Immaterial Error Correction

During the nine months ended October 31, 2013, we made a correction for an immaterial error, which resulted in a $1.3 million decrease to goodwill and a $1.3 million increase to deferred tax assets. The adjustment reflected the tax effects of the above market lease liability that was recognized as a result of the June 2011 agreement entered into by LY BTI Holdings Corp. and subsidiaries and its primary stockholder, Lightyear Capital, LLC to be purchased by B-Corp Holdings, Inc., an entity controlled by funds advised by Permira Advisers L.L.C. (the “Transaction”), and our new basis of accounting resulting from the Transaction. The adjustment was reflected retroactively within the January 31, 2013 balance sheet. The disclosures in Note 6, “Goodwill and Other Intangible Assets, Net”, and Note 11, “Income Taxes”, have also been changed to reflect this correction. The reclassification had no effect on previously reported net income or shareholder’s equity.

Management evaluated the materiality of this error quantitatively and qualitatively and has concluded that it was not material to the prior period annual and quarterly financial statements as a whole.

Note 1. Organization, Description of Business, and Basis of Presentation (Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make a number of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, judgments, and assumptions, including those related to revenue recognition, allowances for doubtful accounts, warranties, inventory valuation, customer rebates, sales allowance, medical insurance claims, litigation accruals, impairment of long-lived assets, intangible assets and goodwill, income taxes, share-based compensation expense, and derivatives. Our estimates, judgments, and assumptions are based on historical experience, future expectations, and other factors which we believe to be reasonable. Actual results may differ from our expectations. Based on our evaluation, our estimates, judgments, and assumptions may be adjusted as more information becomes available. Any adjustment may be material.

Note 2. Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting purposes.” The amendments in this update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the United States Treasury Rate (“UST”) and London Interbank Offered Rate (“LIBOR”). The amendments also remove the restriction on using different benchmark rates for similar hedges. Including the Fed Funds Effective Swap Rate (OIS) as an acceptable U.S. benchmark interest rate in addition to the UST and the LIBOR will provide a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance in Topic 815. The amendments are effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The adoption of ASU No. 2013-10 did not have a significant impact on our consolidated financial statements.

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

Note 2. Accounting Pronouncements (Continued)

Recently Issued Accounting Pronouncements

During July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is intended to improve the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is also permitted. We do not believe the adoption of this update will have a significant impact on our consolidated financial statements.

During February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.” ASU No. 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not believe the adoption of this update will have a significant impact on our consolidated financial statements.

Note 3. Changes in Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive loss, net of tax, for the three months ended October 31, 2013:

(in thousands)	Unrealized loss on interest rate swap agreements (1)	Change in foreign currency translation adjustments	Total
Beginning balance on July 31, 2013	$(2,642)	$(10,232)	$(12,874)

Other comprehensive (loss) income before reclassifications	(97)	3,251	3,154
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—

Net other comprehensive income (loss)	(97)	3,251	3,154

Balance at October 31, 2013	$(2,739)	$(6,981)	$(9,720)

(1)	Unrealized loss on interest rate swap agreements is net of tax benefit of $(58) for the three months ended October 31, 2013.

Note 3. Changes in Accumulated Other Comprehensive Income (Loss) (Continued)

The following table shows the components of accumulated other comprehensive loss, net of tax, for the nine months ended October 31, 2013:

(in thousands)	Unrealized gain (loss) on interest rate swap agreements (1)	Change in foreign currency translation adjustments	Total
Beginning balance on January 31, 2013	$(3,265)	$(7,102)	$(10,367)

Other comprehensive income (loss) before reclassifications	526	121	647
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Net other comprehensive income (loss)	526	121	647

Balance at October 31, 2013	$(2,739)	$(6,981)	$(9,720)

(1)	Unrealized gain (loss) on interest rate swap agreements is net of tax expense of $327 for the nine months ended October 31, 2013.

Note 4. Inventories, Net

Our inventories are composed of finished goods that we purchase and hold for resale, and work-in-process comprised of partially assembled pumps. Inventories are valued at the lower of cost or market value. The cost is determined using the average cost method for finished goods held for resale and first-in first-out for assembled pump parts. We write down our inventories for the estimated difference between cost and market value based upon our best estimates of market conditions. We carry inventories in amounts necessary to satisfy our customers’ inventory requirements on a timely basis. We continually monitor our inventory status to control inventory levels and write down any excess or obsolete inventories on hand.

Inventories, net consisted of the following on October 31, 2013, and January 31, 2013:

(in thousands)	October 31, 2013	January 31, 2013
Finished goods	$2,665	$2,619
Work-in-process	1,174	—
Less: inventory reserve	(612)	(607)

Inventories, net	$3,227	$2,012

Note 5. Property and Equipment, Net

Property and equipment, net consisted of the following on October 31, 2013:

(In thousands)	Book Value	Accumulated Depreciation	Net Carrying Value
Assets held for rent:
Berms	$3,552	$(2,204)	$1,348
Boxes	24,570	(7,617)	16,953
Filtration	6,702	(2,672)	4,030
Generators and light towers	255	(160)	95
Pipes, hoses and fittings	15,585	(11,058)	4,527
Polyethylene tanks	4,091	(1,135)	2,956
Pumps	44,973	(16,399)	28,574
Shoring	2,895	(1,032)	1,863
Steel tanks	322,566	(39,023)	283,543
Tank trailers	1,887	(934)	953
Modular tanks	1,644	(5)	1,639
Construction in progress	7,503	—	7,503

Total assets held for rent	$436,223	(82,239)	$353,984

Assets held for use:
Leasehold improvements	2,710	(1,031)	1,679
Machinery and equipment	31,860	(15,138)	16,722
Office furniture and equipment	4,534	(2,426)	2,108
Software	5,479	(1,154)	4,325
Construction in progress	3,193	—	3,193

Total assets held for use	47,776	(19,749)	28,027

Total	$483,999	$(101,988)	$382,011

Property and equipment, net consisted of the following on January 31, 2013:

(In thousands)	Book Value	Accumulated Depreciation	Net Carrying Value
Assets held for rent:
Berms	$2,818	$(1,495)	$1,323
Boxes	23,445	(5,541)	17,904
Filtration	4,981	(1,931)	3,050
Generators and light towers	255	(115)	140
Pipes, hoses and fittings	16,752	(11,052)	5,700
Polyethylene tanks	3,296	(860)	2,436
Pumps	38,266	(11,122)	27,144
Shoring	1,473	(1,016)	457
Steel tanks	315,186	(27,293)	287,893
Tank trailers	1,899	(688)	1,211
Construction in progress	2,590	—	2,590

Total assets held for rent	410,961	(61,113)	349,848

Assets held for use:
Leasehold improvements	2,569	(555)	2,014
Machinery and equipment	26,979	(11,386)	15,593
Office furniture and equipment	4,244	(1,683)	2,561
Software	2,155	(472)	1,683
Construction in progress	2,095	—	2,095

Total assets held for use	38,042	(14,096)	23,946

Total	$449,003	$(75,209)	$373,794

Note 5. Property and Equipment, Net (Continued)

Depreciation expense for the three months ended October 31, 2013 and 2012 was $11.7 million and $10.7 million, respectively. Depreciation expense for the nine months ended October 31, 2013 and 2012 was $34.1 million and $31.5 million, respectively.

Note 6. Goodwill and Other Intangible Assets, Net

Goodwill

Goodwill by reportable segment on October 31, 2013 and January 31, 2013 and the changes in the carrying amount of goodwill during the nine months ended October 31, 2013 were the following:

(In thousands)	North America	Europe	Total
Balance on January 31, 2013 (1)	$254,765	$63,246	$318,011
Goodwill adjustments (2)	—	30	30

Balance on October 31, 2013	$254,765	$63,276	$318,041

(1)	As discussed in Note 1, “Organization, Description of Business, and Basis of Presentation”, we made a correction for an immaterial error that resulted in a $1.3 million decrease to goodwill and a $1.3 million increase to deferred tax assets in our January 31, 2013 consolidated condensed balance sheet. The adjustment reflects the tax effects of the above market lease liability that was recognized as a result of the Transaction and our new basis of accounting. The adjustment was reflected retroactively within the January 31, 2013 balance sheet.
(2)	The adjustment to Europe goodwill was the result of fluctuations in the foreign currency exchange rates used to translate the balance into U.S. dollars.

Intangible Assets, Net

The components of intangible assets, net on October 31, 2013 and January 31, 2013 were the following:

	October 31, 2013			January 31, 2013
(In thousands)	Gross (1)	Accumulated Amortization	Net	Gross (1)	Accumulated Amortization	Net
Carrying amount:
Customer relationships (25 years)	$405,129	$(39,163)	$365,966	$405,119	$(27,008)	$378,111
Trade name (Indefinite)	87,835	—	87,835	87,830	—	87,830

Total carrying amount	$492,964	$(39,163)	$453,801	$492,949	$(27,008)	$465,941

(1)	The increase in the gross intangible balance on October 31, 2013 compared to January 31, 2013 was the result of fluctuations in the foreign currency exchange rates used to translate the Europe intangible balance into U.S. dollars.

Estimated amortization expense for the fiscal periods ending January 31 is as follows:

(In thousands)	Estimated Amortization Expense
Remainder of the fiscal year ending January 31, 2014	$4,070
2015	16,205
2016	16,205
2017	16,205
2018	16,205
Thereafter	297,076

Total	$365,966

Note 6. Goodwill and Other Intangible Assets, Net (Continued)

Amortization expense related to intangible assets was as follows:

	Three Months Ended		Nine months ended
(in thousands)	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Amortization expense related to intangible assets	$4,048	$4,037	$12,135	$12,116

Note 7. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	October 31, 2013	January 31, 2013
Accrued compensation	$13,910	$10,942
Accrued insurance	1,111	951
Accrued interest	8,250	3,300
Accrued professional fees	910	1,041
Accrued taxes	1,426	5,069
Other accrued expenses	2,766	1,741

Total accrued expenses	$28,373	$23,044

Note 8. Fair Value Measurements

Instruments Measured at Fair Value on a Recurring Basis

Instruments measured at fair value on a recurring basis are summarized below:

		October 31, 2013
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap agreements	$4,439	$—	$4,439	$—

Total	$4,439	$—	$4,439	$—

		January 31, 2013
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap agreements	$5,293	$—	$5,293	$—

Total	$5,293	$—	$5,293	$—

As discussed in Note 10, “Derivatives”, we had interest rate swap contracts with a total notional principal of $210.0 million outstanding on October 31, 2013. We have also entered into an additional $71.0 million interest rate swap agreement which had no notional amount on October 31, 2013. The fair value of interest rate swap contracts is calculated based on the fixed rate, notional principal, settlement date, present value of the future cash flows, terms of the agreement, and future floating interest rates as determined by a future interest rate yield curve. Our interest rate swap contracts are recorded at fair value utilizing Level 2 inputs such as trade data, broker/dealer quotes, observable market prices for similar securities, and other available data. Although readily observable data is utilized in the valuations, different valuation methodologies could have an effect on the estimated fair value. Accordingly, the inputs utilized to determine the fair value of the interest rate swap contracts are categorized as Level 2. During the nine months ended October 31, 2013, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.

On October 31, 2013 and January 31, 2013, the weighted average fixed interest rate of our interest rate swap contracts was 1.6% and 2.2%, and the weighted average remaining life was 1.6 years and 2.9 years, respectively.

Note 8. Fair Value Measurements (Continued)

Interest expense related to our interest rate swap contracts was the following:

	Three Months Ended		Nine months ended
(in thousands)	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Interest expense related to interest rate swap contracts	$486	$486	$1,443	$1,448

Instruments Not Recorded at Fair Value on a Recurring Basis

Some of our financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include cash and cash equivalents, accounts receivables, inventories, certain other assets, accounts payable, and accrued expenses.

Our long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes. The fair value of our long-term debt is estimated based on the latest sales price for similar instruments obtained from a third party (Level 2 inputs). On October 31, 2013, the fair values of our senior notes and senior term loan were $237.0 million and $379.8 million, respectively.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

We reduce the carrying amounts of our goodwill, intangible assets, and long-lived assets to fair value when held for sale or determined to be impaired. The categorization of the fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs utilized. During the nine months ended October 31, 2013, there were no adjustments to the fair value of such assets.

Note 9. Debt

On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility ($45.0 million available on October 31, 2013) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”). On February 7, 2013, we entered into the First Amendment to our Credit and Guaranty Agreement (the “First Amendment”), dated June 1, 2011 (the “Credit Agreement”), to refinance our Credit Facility (as discussed below).

Long-term debt consisted of the following:

(In thousands)	October 31, 2013	January 31, 2013
Senior term loan (LIBOR margin of 3.0% and 3.75%, respectively, and interest rate of 4.25% and 5.0%, respectively)	$381,269	$384,150
Revolving loan	—	—
Senior unsecured notes	240,000	240,000

Total debt	621,269	624,150
Less deferred financing costs	(14,134)	(18,534)

Total debt less deferred financing costs	607,135	605,616

Less current portion (net of current portion of deferred financing costs of $2,303 and $2,962, respectively)	(1,538)	(938)

Long-term debt, net of current portion (net of long-term portion of deferred financing costs of $11,831 and $15,572, respectively)	$605,597	$604,678

Note 9. Debt (Continued)

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

As a result of amending our Credit Facility, and changes in the holders of our term loan, we recorded a $3.0 million loss on extinguishment and modification of debt during the nine months ended October 31, 2013 consisting of unamortized deferred loan fees. Of the $3.0 million loss, $2.6 million was related to the loss on extinguishment of debt, and $0.4 million was related to the loss on the modification of debt.

In addition, we expensed $0.9 million of advisory and other fees related to the First Amendment, which are included within professional fees on the statement of operations during the nine months ended October 31, 2013. In addition, we recorded additional deferred financing costs of $0.5 million during the nine months ended October 31, 2013, which are included in prepaid expenses and other current assets and the deferred financing costs, net asset on the balance sheet.

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

On October 31, 2013, we did not have an outstanding balance on the revolving loan; therefore, on October 31, 2013, we were not subject to a leverage test. Additionally, on October 31, 2013, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

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

Note 9. Debt (Continued)

Interest and Fees

Interest and fees related to our Credit Facility and the Notes were as follows:

	Three Months Ended		Nine months ended
(in thousands)	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Credit Facility interest and fees (weighted average interest rate of 4.25% and 4.88%, respectively, and 4.27% and 4.86%, respectively) (1)	$4,560	$5,386	$13,585	$15,665
Notes interest and fees (2)	5,204	5,045	15,595	15,160

Total interest and fees	$9,764	$10,431	$29,180	$30,825

(1)	Principal on the senior term loan is payable in quarterly installments of $1.0 million.
(2)	Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt

On October 31, 2013, the schedule of minimum required principal payments relating to the senior term loan and the senior unsecured notes for each of the twelve months ending January 31 are due according to the table below:

(In thousands)
Principal Payments on Debt
Remainder of the fiscal year ending January 31, 2014	$960
2015	3,842
2016	3,842
2017	3,842
2018	3,842
Thereafter	604,941

Total	$621,269

Note 10. Derivatives

Cash Flow Hedges

We utilize interest rate derivative contracts to hedge cash flows related to the variable interest rate exposure on our debt. Our use of interest rate derivative contracts is not intended or designed to be used for trading or speculative purposes. For these interest rate swap contracts, we have agreed to pay fixed interest rates while receiving a floating LIBOR. The purpose of holding these interest rate swap contracts is to hedge against the upward movement of LIBOR and the associated interest expense we pay on our external variable rate credit facilities.

The fair value of the potential termination obligations related to our interest rate swaps, which were recorded within the “Fair value of interest rate swap liabilities” caption of our consolidated condensed balance sheets, were as follows:

(in thousands)	Notional Amount	Interest Rate	October 31, 2013	January 31, 2013
Interest rate swaps effective July 2011, expires July 2014 (1)	$60,000	1.681%	$196	$381
Interest rate swaps effective July 2011, expires July 2016 (1)	150,000	2.346%	3,966	4,912
Interest rate swaps, effective July 2014, expires July 2016 (1)(2)	71,000	1.639%	277	—

			$4,439	$5,293

(1)	These interest rate swaps are subject to a fixed rate of interest for a variable interest rate based on a three-month LIBOR, subject to a 1.25% floor.
(2)	This interest rate swap had no notional amount on October 31, 2013. The $71 million notional amount will become effective during July 2014 and will be reduced to $64.0 million on July 31, 2015, before it terminates on July 29, 2016.

The interest rate swap agreements have been designated as cash flow hedges of our interest rate risk and recorded at estimated fair values on October 31, 2013. The fair value of the interest rate hedges reflects the estimated amount that we would receive or pay to terminate the contracts at each reporting date (See Note 8, “Fair Value Measurements”).

Changes in the fair value of our swaps, to the extent effective, are reported as a component of other comprehensive income (loss), net (“OCI”) and is subsequently reclassified into interest expense during the same period interest cash flows for our floating-rate debt (hedged item) occur. Changes in the fair value of any portion of a cash flow hedge deemed ineffective are recognized into current period earnings. We determined that the interest rate swap agreements are highly effective in offsetting future variable interest payments associated with the hedged portion of our term loans. During the nine months ended October 31, 2013, no ineffectiveness was recorded into current period earnings. We do not expect to reclassify any material amount from OCI into earnings within the next 12 months.

The effective portion of the unrealized (loss) gain recognized in OCI for our derivative instruments designated as cash flow hedges was as follows:

	Three Months Ended		Nine months ended
(in thousands)	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Unrealized (loss) gain, before income tax (benefit) expense	$(155)	$286	$854	$129
Income tax (benefit) expense	(58)	110	328	50

Total	$(97)	$176	$526	$79

In connection with the First Amendment of the amended Credit Facility (See Note 9, “Debt”), we performed an analysis of interest rate swaps at the refinancing date to determine if the swaps should be re-designated as a cash flow hedge. Based on the analysis, we determined that the interest rate swap agreements should continue to be designated as a cash flow hedge, primarily because: (i) there were no changes in the underlying index of the debt (only the spread changed) and no changes in debt principal, (ii) there were no changes in the interest rate swap agreements, and (iii) the agreements are anticipated to be highly effective.

Note 11. Income Taxes

The income tax provision benefit for the three and nine months ended October 31, 2013 and October 31, 2012 is based on the estimated effective tax rate for the entire fiscal year. The estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pre-tax income and loss for the year are increased or decreased, including changes in the geographic mix of pre-tax income and loss.

The effective income tax rate for the three months ended October 31, 2013 was (1.9%) compared to 45.7% for the three months ended October 31, 2012. The effective income tax rate for the nine months ended October 31, 2013 was (21.6%) compared to 42.6% for the nine months ended October 31, 2012. The effective tax rates differ from the U.S. federal statutory rate primarily due to income taxed in foreign jurisdictions, state taxes, non-deductible meals and entertainment expenses, and discrete items recorded during the nine months ended October 31, 2013. The difference in effective income tax rates for the three and nine months ended October 31, 2013 and October 31, 2012 primarily relates to a change in the estimated forecast of pre-tax book income and loss for each respective jurisdiction and a discrete item related to the cancellation of stock options recorded during the period ended October 31, 2013.

As discussed in Note 1, “Organization, Description of Business, and Basis of Presentation”, during the nine months ended October 31, 2013, we made a correction for an immaterial error which resulted in a $1.3 million decrease to goodwill and a $1.3 million increase to deferred tax assets. The adjustment reflects the tax effects of the above market lease liability recognized in purchase accounting as a result of the Transaction and our new basis of accounting. The adjustment was reflected retrospectively within the January 31, 2013 balance sheet.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized. The majority of our deferred tax assets relate to federal net operating loss carry-forwards. Management believes we will realize the benefit of existing deferred tax assets based on the scheduled reversal of U.S. deferred tax liabilities, related to depreciation and amortization expenses not deductible for tax purposes, which is ordinary income and therefore of the same character as the temporary differences giving rise to the deferred tax assets. This reversal will occur in substantially similar time periods and in the same jurisdictions as the deferred tax assets. As such, the deferred tax liabilities are considered a source of income sufficient to support our U.S. deferred tax assets; therefore, a valuation allowance is not required on October 31, 2013.

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

Note 12. Stockholder’s Equity

Share-based Compensation

During June 2011, BakerCorp International Holdings (“BCI Holdings”) adopted a share-based management compensation plan, the BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). On September 12, 2013, the BCI Holdings’ Board of Directors amended the 2011 Plan by resolution to increase the number of shares of BCI Holdings common stock authorized for issuance under the 2011 Plan to 1,001,339 shares. On October 31, 2013, there were 131,000 shares available for grant. The amended 2011 Plan permits the granting of BCI Holdings stock options, nonqualified stock options and restricted stock to eligible employees and non-employee directors and consultants.

Under the amended 2011 Plan, option awards are generally granted with an exercise price equal to or greater than the market price of BCI Holdings common stock on the date of grant. All options granted to eligible participants, except for the Chief Executive Officer (the “CEO”), are subject to the following:

•	The stock options expire in ten years or less from their grant date, and vest over a five-year period, with 5% vesting per quarter.

•	The fair value of stock option awards is expensed over the related employee’s service period on a straight-line basis for stock options granted with an exercise price approximating the fair value of BCI Holdings common stock on the grant date.

•	Stock options granted with exercise prices substantially higher than the fair value of BCI Holdings common stock on the grant date are deemed to be “deep-out-of-the-money”. The grant date fair value of deep-out-of-the-money options must be recognized in the statement of operations on a tranche by tranche basis (often referred to as the “accelerated attribution method”) rather than on a straight-line basis.

Prior to the Transaction, the Company had other equity incentive plans, whereby restricted shares and options to purchase shares of common stock were granted to key employees and outside directors. Stock options that vested over a period of time were awarded as well as non-vested share awards, which included restricted shares and options with vesting subject to performance conditions. The vesting of all outstanding options and restricted shares on May 31, 2011 was accelerated at the consummation of the Transaction. Additionally, as part of the change in ownership of the Company in June 2011, certain members of the management team elected to exchange existing options to purchase shares in the Predecessor Company for options to purchase shares of BCI Holdings. These options were fully vested as of the change in ownership.

The following table summarizes stock option activity during the nine months ended October 31, 2013:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)(2)	Weighted Average Term Remaining (in years)	Weighted Average Grant Date Fair Value
Outstanding, January 31, 2013 (1)	612,571	$138.12	$24,527	7.6
Granted	511,500	243.95			$26.48
Exercised	(71,890)	62.04	4,535
Forfeited/cancelled/expired	(94,100)	195.72

Outstanding, October 31, 2013 (1)	958,081	$194.67	$14,682	8.4

Vested and expected to vest, October 31, 2013	500,751	$142.89	$14,682	7.1
Exercisable, October 31, 2013	265,675	$111.88	$12,685	6.2

(1)	The number of options outstanding on October 31, 2013, and January 31, 2013 include 123,742 and 166,832, respectively, of BCI Holdings options that were exchanged for Predecessor Company options as a result of the Transaction. These options on October 31, 2013 and January 31, 2013 had a weighted average exercise price of $35.33 and $35.68, respectively.
(2)	Aggregate intrinsic value in the table above represents the total pre-tax value that option holders would have received had all option holders exercised their options on October 31, 2013. The aggregate intrinsic value is the difference between the estimated fair market value of the BCI Holdings common stock at the end of the period and the option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of the BCI Holdings common stock.

Note 12. Stockholder’s Equity (Continued)

As of October 31, 2013, there was $17.3 million of unrecognized pre-tax share-based compensation expense related to non-vested stock options, which we expect to recognize over a weighted average period of 3.6 years. Non-cash share-based compensation expense included in employee related expenses in our consolidated statement of operations and the estimated fair value of options vested was as follows:

	Three Months Ended		Nine months ended
(in thousands)	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Non-cash share-based compensation expense	$522	$734	$1,905	$1,979

Estimated fair value of options vested	$514	$735	$2,858	$1,964

The fair value of BCI Holdings stock options issued was determined using the Black-Scholes options pricing model utilizing the following assumption for each respective period:

	Nine months ended
	October 31, 2013	October 31, 2012
Expected volatility	45%	45%
Expected dividends	0%	0%
Expected term	4.5 years	6.3 years
Risk-free interest rate	1.46%	1.00%

CEO Options

During the three months ended October 31, 2013, we appointed a new CEO who began employment on September 9, 2013. In connection with his hire, the CEO was granted 450,000 options (which are included in the options disclosed above) to purchase shares of BCI Holdings pursuant to the 2011 Plan as follows: (i) 25,000 options with an exercise price of $125; (ii) 25,000 options with an exercise price of $150; (iii) 50,000 options with an exercise price of $175; (iv) 75,000 options with an exercise price of $225; (v) 75,000 options with an exercise price of $275; and (vi) 200,000 options with an exercise price of $300. The options with exercise prices above $125 are premium priced options, which serve as additional incentives for our CEO to maximize the value of BCI Holdings’ common stock. The options become fully vested and exercisable only upon the consummation of a Change in Control (as defined in the 2011 Plan) and only if the CEO remains employed at that time. The options expire after ten years from the date of grant and will cease to be exercisable on the 90th day after the date of a Change in Control. Upon any termination of employment, any unvested options terminate immediately.

We determined all tranches contain a service (i.e., CEO remains employed) and performance (i.e., Change in Control) condition. In addition, we performed an analysis for all options that were granted at a strike price greater than the fair value at the time of grant and determined that these options had characteristics of “deep-out-of-the-money” options. Based on this analysis, we concluded these tranches were granted “deep-out-of-the-money” as the exercise prices were significantly greater than the grant date price of $125. Options granted deep-out-of-the-money are deemed to contain a market condition.

Note 12. Stockholder’s Equity (Continued)

The weighted average grant date fair value of $23.54 for the CEO’s options was estimated using the Black-Scholes option pricing model which required us to make highly subjective assumptions including the following:

	Nine months ended
	October 31, 2013	October 31, 2012
Expected volatility (1)	45%	N/A
Expected dividends (2)	0%	N/A
Expected term (3)	4.2 years	N/A
Risk-free interest rate (4)	1.4%	N/A

1.	Expected Volatility-Management determined that historical volatility of comparable publicly traded companies is the best indicator of our expected volatility and future stock price trends.
2.	Expected Dividends-We historically have not paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend rate.
3.	Expected Term-For tranche one, we used the simplified method to estimate the expected term for the options as we do not have enough historical exercise data to provide a reasonable estimate. For tranches two through six, we used an adjusted simplified method that considers the probability of the options becoming “in the money”.
4.	Risk-Free Rate-The risk-free interest rate is based on the U.S. Treasury yield with a maturity date closest to the expiration of that grant.

Additionally, we incorporated a current common stock value of $125 per share as the “grant date price” for the Black-Scholes option pricing model. Since BCI Holdings operates as a privately-owned company, its stock does not and has not been traded on a market or an exchange. As such, we estimate the value of BCI Holdings, on a quarterly basis. If there have been no significant changes such as acquisitions, disposals, or loss of a major customer, etc. between our valuation analysis and the grant date of a stock option, we will continue to use that valuation. We determined the fair value of BCI Holdings common stock based on an analysis of the market approach and the income approach. Under the market approach, we estimated the fair value based on market multiples of EBITDA for comparable public companies. Under the income approach, we calculate the fair value based on the present value of estimated future cash flows.

As the CEO’s options contain a liquidity event based performance condition (i.e., Change in Control) and a market condition (i.e., deep-out-of-the-money), we determined recognition of compensation cost should be deferred until the occurrence of the Change in Control. On October 31, 2013, the total unrecognized stock-based compensation expense for the CEO’s options was $10.6 million. During the three and nine months ended October 31, 2013, we did not recognize any stock based compensation expense related to the CEO’s options.

Note 13. Segment Reporting

We conduct our operations through entities located in the United States, the Netherlands, Germany, France, Canada, the United Kingdom, Mexico, and Poland. We transact business primarily using the local currency within each country where we perform services or provide rental equipment.

Our operating and reportable segments are North America and Europe and consist of the following:

•	the North American segment consists of branches located in the United States, Canada, and Mexico that provide equipment and services suitable across all of these North American countries, and

•	the European segment consists of branches located in the Netherlands, Germany, France, the United Kingdom, and Poland that provide equipment and services to customers in a number of European countries.

Within each operating segment, there are common customers, common pricing structures, the ability and history of sharing equipment and resources, operational compatibility, commonality of regulatory environments, and relative geographic proximity.

	Three Months Ended		Nine months ended
(In thousands)	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Revenue
United States	$72,188	$75,996	$207,929	$217,719
Other North America	2,317	2,257	5,701	4,478

North America	74,505	78,253	213,630	222,197
Europe	7,883	5,988	21,737	15,750

Total revenue	$82,388	$84,241	$235,367	$237,947

Depreciation and amortization
North America	$14,570	$14,019	$43,134	$41,367
Europe	1,155	780	3,127	2,265

Total depreciation and amortization	$15,725	$14,799	$46,261	$43,632

Interest expense, net
North America	$10,298	$11,045	$30,647	$32,395
Europe	—	—	—	(8)

Total interest expense, net	$10,298	$11,045	$30,647	$32,387

Income tax (benefit) expense
North America	$(887)	$2,641	$(3,603)	$5,140
Europe	871	300	1,300	1,383

Total income tax (benefit) expense	$(16)	$2,941	$(2,303)	$6,523

Net (loss) income
North America (1)	$(2,034)	$1,973	$(10,271)	$6,025
Europe (1)	1,203	1,517	1,929	2,779

Total net (loss) income	$(831)	$3,490	$(8,342)	$8,804

(1)	During the three and nine months ended October 31, 2013 and October 31, 2012, we included $1.0 million and $3.7 million, respectively, and $0.9 million and $2.0 million, respectively, of intersegment expense allocations from North America to Europe.

Note 13. Segment Reporting (Continued)

Total asset and long-lived asset information is the following:

(In thousands)	October 31, 2013	January 31, 2013
Total assets
United States	$1,194,135	$1,190,827
Other North America	9,370	8,358

North America	1,203,505	1,199,185
Europe	133,483	130,970

Total assets	1,336,988	1,330,155

Long-lived assets
United States	321,662	324,269
Other North America	10,100	7,868

North America	331,762	332,137
Europe	50,249	41,657

Total long-lived assets	$382,011	$373,794

Note 14. Related Party Transactions

From time to time, we may enter into transactions in the normal course of business with related parties. We believe that such transactions have terms consistent with terms offered in the ordinary course of business. The accounting policies that we apply to our transactions with related parties are consistent with those applied in transactions with independent third parties.

Pursuant to a professional services agreement between us and Permira Advisers L.L.C. (the “Sponsor”), we agreed to pay the Sponsor an annual management fee of $0.5 million, payable quarterly, plus reasonable out-of-pocket expenses, in connection with the planning, strategy, and oversight support provided to management. We recorded aggregate management fees and expenses to the Sponsor of $0.2 million during the three months ended October 31, 2013 and October 31, 2012, and $0.5 million and $0.4 million during the nine months ended October 31, 2013 and October 31, 2012 of, respectively.

During the second quarter of fiscal year 2014, we appointed an Interim President and Chief Executive Officer (the “Interim CEO”) of our Company who has served as a Non-Executive Director since June 1, 2011. Pursuant to the agreement between the Interim CEO and us, during the three and six months ended July 31, 2013, we paid the Interim CEO salary and related compensation expense of $0.1 million in addition to his regular Non-Executive Director compensation. As a result of the appointment of our new CEO on September 9, 2013, we did not record additional salary and related compensation expense for the Interim CEO who returned to his regular Non-Executive Director duties upon the hiring of the CEO on September 9, 2013.

Note 15. Commitments and Contingencies

Litigation

We are involved in various legal actions arising in the ordinary course of conducting our business. These include claims relating to (i) personal injury or property damage involving equipment rented or sold by us, (ii) motor vehicle accidents involving our vehicles and our employees, (iii) employment-related matters, and (iv) environmental matters. We do not believe that the ultimate disposition of these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flow. We expense legal fees in the period in which they are incurred.

Note 16. Subsequent Event

Business Acquisition

On December 9, 2013, we entered into an agreement to acquire a significant portion of Kaselco, Inc.’s (“Kaselco”) assets for total cash consideration of approximately $8.3 million. Kaselco operates in San Marcos, Texas where it manufactures filtration equipment and provides related filtration services. We will expand our rental fleet with equipment manufactured by Kaselco. We intend to utilize Kaselco’s technology and equipment to expand our filtration solution offering across the industries we currently serve.

We are currently performing the fair value analysis related to the purchase price accounting.

Second Amendment to Credit Facility

On November 13, 2013, BakerCorp International, Inc. (the “Borrower”) entered into the Second Amendment to Credit and Guaranty Agreement (the “Second Amendment”), among the Borrower, BCI Holdings, Deutsche Bank AG New York Branch (as administrative agent and as collateral agent), and the lenders party thereto, to the Credit Agreement.

Pursuant to the Second Amendment, we borrowed $35 million of incremental term loans (the “Incremental Term Loans”), which may be used for general corporate purposes, including to finance permitted acquisitions. The terms applicable to the Incremental Term Loans are the same as those applicable to the term loans under the Credit Agreement (See Note 9, “Debt”).

In conjunction with the refinancing, we incurred $0.4 million of underwriting and syndication fees and $0.1 million of legal fees during November 2013.

Departure and Appointment of Certain Officers

Effective December 10, 2013, Mr. James Leonetti stepped down as Vice President, Chief Financial Officer of the Company. Mr. Leonetti is entitled certain severance benefits as disclosed in his employment agreement included as exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013. Effective December 10, 2013, Mr. Raymond Aronoff was appointed Chief Financial Officer and Chief Operating Officer of the Company.

Note 17. Condensed Consolidating Financial Information

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

We conduct substantially all of our business through our subsidiaries. To make the required payments on our Notes and other indebtedness, and to satisfy our other liquidity requirements, we will rely, in large part, on cash flows from these subsidiaries, mainly in the form of dividends, royalties, and advances, or the payment of intercompany loan arrangements. The ability of these subsidiaries to make dividend payments to us will be affected by, among other factors, the obligations of these entities to their creditors, requirements of corporate and other law, and restrictions contained in agreements entered into by or relating to these entities.

The parent and the guarantor subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting the transfer of cash from guarantor subsidiaries and non-guarantor subsidiaries to the parent.

Condensed Consolidating Balance Sheet

October 31, 2013 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$10,625	$5,450	$—	$16,075
Accounts receivable, net	—	58,810	11,642	—	70,452
Inventories, net	—	3,227	—	—	3,227
Prepaid expenses and other current assets	218	3,079	2,991	—	6,288
Deferred tax assets	—	5,052	28	—	5,080

Total current assets	218	80,793	20,111	—	101,122
Property and equipment, net	—	321,375	60,636	—	382,011
Goodwill	—	254,765	63,276	—	318,041
Other intangible assets, net	—	423,985	29,816	—	453,801
Deferred tax assets	20,658	59,657	300	—	80,615
Deferred financing costs, net	832	—	—	—	832
Other long-term assets	—	441	125	—	566
Investment in subsidiaries	614,543	120,626	—	(735,169)	—

Total assets	$636,251	$1,261,642	$174,264	$(735,169)	$1,336,988

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$33	$18,525	$2,888	$—	$21,446
Accrued expenses	8,257	18,346	1,770	—	28,373
Current portion of long-term debt, net	1,538	—	—	—	1,538
Intercompany balances	(372,657)	334,470	38,187	—	—

Total current liabilities	(362,829)	371,341	42,845	—	51,357
Long-term debt, net of current portion	605,597	—	—	—	605,597
Deferred tax liabilities	—	272,780	10,762	—	283,542
Fair value of interest rate swap liabilities	4,439	—	—	—	4,439
Other long-term liabilities	—	2,978	31	—	3,009

Total liabilities	247,207	647,099	53,638	—	947,944
Total shareholder’s equity	389,044	614,543	120,626	(735,169)	389,044

Total liabilities and shareholder’s equity	$636,251	$1,261,642	$174,264	$(735,169)	$1,336,988

Condensed Consolidating Balance Sheet

January 31, 2013

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$22,978	$5,091	$—	$28,069
Accounts receivable, net	—	55,139	7,350	—	62,489
Inventories, net	—	2,010	2	—	2,012
Prepaid expenses and other current assets	168	2,330	1,716	—	4,214
Deferred tax assets	—	6,926	28	—	6,954

Total current assets	168	89,383	14,187	—	103,738
Property and equipment, net	—	324,269	49,525	—	373,794
Goodwill	—	254,765	63,246	—	318,011
Other intangible assets, net	—	435,481	30,460	—	465,941
Deferred tax assets	17,598	49,721	131	—	67,450
Deferred financing costs, net	688	—	—	—	688
Other long-term assets	—	431	102	—	533
Investment in subsidiaries	493,871	118,598	—	(612,469)	—

Total assets	$512,325	$1,272,648	$157,651	$(612,469)	$1,330,155

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$45	$18,736	$2,397	$—	$21,178
Accrued expenses	3,414	17,892	1,738	—	23,044
Current portion of long-term debt, net	938	—	—	—	938
Intercompany balances	(501,452)	477,291	24,161	—	—

Total current liabilities	(497,055)	513,919	28,296	—	45,160
Long-term debt, net of current portion	604,678	—	—	—	604,678
Deferred tax liabilities	—	262,246	10,757	—	273,003
Fair value of interest rate swap liabilities	5,293	—	—	—	5,293
Other long-term liabilities	—	2,612	—	—	2,612

Total liabilities	112,916	778,777	39,053	—	930,746
Total shareholder’s equity	399,409	493,871	118,598	(612,469)	399,409

Total liabilities and shareholder’s equity	$512,325	$1,272,648	$157,651	$(612,469)	$1,330,155

Condensed Consolidating Statement of Operations

For the Three Months Ended October 31, 2013 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$72,573	$9,815	$—	$82,388
Operating expenses:
Employee related expenses	38	24,960	2,391	—	27,389
Rental expense	—	8,700	865	—	9,565
Repair and maintenance	—	3,965	140	—	4,105
Cost of goods sold	—	2,861	37	—	2,898
Facility expense	3	5,682	758	—	6,443
Professional fees	44	1,448	84	—	1,576
Management fees	—	160	—	—	160
Other operating expenses	149	3,691	1,559	—	5,399
Depreciation and amortization	—	14,341	1,384	—	15,725
Gain on sale of equipment	—	(285)	(74)	—	(359)

Total operating expenses	234	65,523	7,144	—	72,901
(Loss) income from operations	(234)	7,050	2,671	—	9,487
Other expenses:	—	—	—	—	—
Interest expense (income), net	10,250	50	(2)	—	10,298
Foreign currency exchange loss (gain), net	—	136	(100)	—	36

Total other expense, net	10,250	186	(102)	—	10,334

(Loss) income before income tax (benefit) expense	(10,484)	6,864	2,773	—	(847)
Income tax (benefit) expense	(927)	(61)	972	—	(16)

(Loss) income before equity in net earnings of subsidiaries	(9,557)	6,925	1,801	—	(831)
Equity in net earnings of subsidiaries	8,726	1,801	—	(10,527)	—

Net (loss) income	$(831)	$8,726	$1,801	$(10,527)	$(831)

Condensed Consolidating Statement of Operations

For the Three Months Ended October 31, 2012 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$76,004	$8,237	$—	$84,241

Operating expenses:
Employee related expenses	40	21,817	1,645	—	23,502
Rental expense	—	9,895	894	—	10,789
Repair and maintenance	—	4,110	125	—	4,235
Cost of goods sold	—	3,236	7	—	3,243
Facility expense	—	3,486	1,513	—	4,999
Professional fees	280	1,587	63	—	1,930
Management fees	—	161	—	—	161
Other operating expenses (income)	195	3,825	(765)	—	3,255
Depreciation and amortization	—	13,883	916	—	14,799
(Gain) loss on sale of equipment	—	(150)	2	—	(148)

Total operating expenses	515	61,850	4,400	—	66,765
(Loss) income from operations	(515)	14,154	3,837	—	17,476
Other expense (income):
Interest expense (income), net	11,056	(5)	(6)	—	11,045
Foreign currency exchange loss (gain), net	—	66	(66)	—	—

Total other expense (income), net	11,056	61	(72)	—	11,045

(Loss) income before income taxes	(11,571)	14,093	3,909	—	6,431
Income tax (benefit) expense	(1,643)	4,129	455	—	2,941

(Loss) income before equity in net earnings of subsidiaries	(9,928)	9,964	3,454	—	3,490
Equity in net earnings of subsidiaries	13,418	3,454	—	(16,872)	—

Net income (loss)	$3,490	$13,418	$3,454	$(16,872)	$3,490

Condensed Consolidating Statement of Operations

For the Nine Months Ended October 31, 2013 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$209,101	$26,266	$—	$235,367
Operating expenses:
Employee related expenses	126	71,856	7,388	—	79,370
Rental expense	—	25,379	2,497	—	27,876
Repair and maintenance	—	11,086	670	—	11,756
Cost of goods sold	—	9,101	55	—	9,156
Facility expense	32	16,209	2,019	—	18,260
Professional fees	1,016	5,843	287	—	7,146
Management fees	—	466	—	—	466
Other operating expenses	603	6,771	5,708	—	13,082
Depreciation and amortization	—	42,551	3,710	—	46,261
Gain on sale of equipment	—	(1,291)	(90)	—	(1,381)

Total operating expenses	1,777	187,971	22,244	—	211,992
(Loss) income from operations	(1,777)	21,130	4,022	—	23,375
Other expenses:
Interest expense (income), net	30,623	30	(6)	—	30,647
Loss on extinguishment and modification of debt	2,999	—	—	—	2,999
Foreign currency exchange loss, net	—	363	11	—	374

Total other expenses, net	33,622	393	5	—	34,020

(Loss) income before income tax (benefit) expense	(35,399)	20,737	4,017	—	(10,645)
Income tax (benefit) expense	(3,386)	(288)	1,371	—	(2,303)

(Loss) income before equity in net earnings of subsidiaries	(32,013)	21,025	2,646	—	(8,342)
Equity in net earnings of subsidiaries	23,671	2,646	—	(26,317)	—

Net (loss) income	$(8,342)	$23,671	$2,646	$(26,317)	$(8,342)

Condensed Consolidating Statement of Operations

For the Nine Months Ended October 31, 2012 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$217,724	$20,223	$—	$237,947

Operating expenses:
Employee related expenses	119	63,167	4,431	—	67,717
Rental expense	—	26,611	2,290	—	28,901
Repair and maintenance	—	10,797	344	—	11,141
Cost of goods sold	—	8,939	12	—	8,951
Facility expense	—	11,130	3,783	—	14,913
Professional fees	505	4,695	153	—	5,353
Management fees	—	440	—	—	440
Other operating expenses	573	8,265	669	—	9,507
Depreciation and amortization	—	41,030	2,602	—	43,632
Gain on sale of equipment	—	(452)	(1)	—	(453)

Total operating expenses	1,197	174,622	14,283	—	190,102

(Loss) income from operations	(1,197)	43,102	5,940	—	47,845
Other expense (income):
Interest expense (income), net	32,412	(4)	(21)	—	32,387
Foreign currency exchange loss (gain), net	—	178	(47)	—	131

Total other expense (income), net	32,412	174	(68)	—	32,518

(Loss) income before income taxes	(33,609)	42,928	6,008	—	15,327
Income tax expense (benefit)	(4,514)	9,349	1,688	—	6,523

(Loss) income before equity in net earnings of subsidiaries	(29,095)	33,579	4,320	—	8,804
Equity in net earnings of subsidiaries	37,899	4,320	—	(42,219)	—

Net income	$8,804	$37,899	$4,320	$(42,219)	$8,804

Condensed Consolidating Statement of Comprehensive (Loss) Income

For the Three Months Ended October 31, 2013 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(831)	$8,726	$1,801	$(10,527)	$(831)
Other comprehensive (loss) income, net of tax:
Unrealized gain on interest rate swap agreements, net of tax benefit of $(58)	(97)	—	—	—	(97)
Change in foreign currency translation adjustments	—	—	3,251	—	3,251

Other comprehensive (loss) income	(97)	—	3,251	—	3,154

Total comprehensive (loss) income	$(928)	$8,726	$5,052	$(10,527)	$2,323

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Three Months Ended October 31, 2012 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net income	$3,490	$13,418	$3,454	$(16,872)	$3,490

Other comprehensive income, net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $110	176	—	—	—	176
Change in foreign currency translation adjustments	—	—	6,249	—	6,249

Other comprehensive income	176	—	6,249	—	6,425

Total comprehensive income (loss)	$3,666	$13,418	$9,703	$(16,872)	$9,915

Condensed Consolidating Statement of Comprehensive (Loss) Income

For the Nine Months Ended October 31, 2013 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(8,342)	$23,671	$2,646	$(26,317)	$(8,342)
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $328	526	—	—	—	526
Change in foreign currency translation adjustments	—	—	121	—	121

Other comprehensive income (loss)	526	—	121	—	647

Total comprehensive (loss) income	$(7,816)	$23,671	$2,767	$(26,317)	$(7,695)

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Nine Months Ended October 31, 2012 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$8,804	$37,899	$4,320	$(42,219)	$8,804
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $50	79	—	—	—	79
Change in foreign currency translation adjustments	—	—	(1,861)	—	(1,861)

Other comprehensive income (loss)	79	—	(1,861)	—	(1,782)

Total comprehensive income (loss)	$8,883	$37,899	$2,459	$(42,219)	$7,022

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended October 31, 2013 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(8,342)	$23,671	$2,646	$(26,317)	$(8,342)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
(Recovery of) provision for doubtful accounts	—	284	312	—	596
Share-based compensation expense	126	1,779	—	—	1,905
Gain on sale of equipment	—	(1,291)	(90)	—	(1,381)
Depreciation and amortization	—	42,573	3,710	(22)	46,261
Amortization of deferred financing costs	1,754	—	—	—	1,754
Unrealized loss on interest rate swaps	—	—	—	—	—
Deferred income taxes	(3,512)	2,474	(167)	—	(1,205)
Amortization of above market lease	—	(513)	—	—	(513)
Loss on extinguishment and modification of debt	2,999	—	—	—	2,999
Equity in net earnings of subsidiaries, net of taxes	23,671	2,646	—	(26,317)	—
Changes in assets and liabilities:
Accounts receivable	—	(3,955)	(4,470)	—	(8,425)
Inventories, net	—	(1,215)	—	—	(1,215)
Prepaid expenses and other assets	(16)	(760)	(1,266)	—	(2,042)
Accounts payable and other liabilities	320	1,122	401	—	1,843

Net cash provided by (used in) operating activities	17,000	66,815	1,076	(52,656)	32,235

Investing activities
Purchases of property and equipment	—	(30,019)	(13,866)	(136)	(44,021)
Proceeds from sale of equipment	—	2,838	134	—	2,972

Net cash used in investing activities	—	(27,181)	(13,732)	(136)	(41,049)

Financing activities
Intercompany investments and loans	(13,653)	(51,905)	13,036	52,522	—
Repayments of long-term debt	(2,881)	—	—	—	(2,881)
Return of capital to BakerCorp International Holdings, Inc.	65	—	—	—	65
Payment of deferred financing costs	(531)	—	—	—	(531)

Net cash (used in) provided by financing activities	(17,000)	(51,905)	13,036	52,522	(3,347)
Effect of foreign currency translation on cash	—	(83)	(20)	270	167

Net (decrease) increase in cash and cash equivalents	—	(12,352)	358	—	(11,994)
Cash and cash equivalents, beginning of period	—	22,978	5,091	—	28,069

Cash and cash equivalents, end of period	$—	$10,626	$5,449	—	$16,075

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended October 31, 2012 (unaudited)

(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$8,804	$37,899	$4,320	$(42,219)	$8,804
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Recovery of doubtful accounts	—	(254)	(293)	—	(547)
Share-based compensation expense	119	1,860	—	—	1,979
Gain on sale of equipment	—	(452)	(1)	—	(453)
Depreciation and amortization	—	41,030	2,602	—	43,632
Amortization of deferred financing costs	1,625	—	—	—	1,625
Deferred income taxes	(4,514)	8,179	4	—	3,669
Amortization of above market lease	—	(503)	—	—	(503)
Equity in net earnings of subsidiaries, net of taxes	37,899	4,320	—	(42,219)	—
Changes in assets and liabilities:
Accounts receivable	—	(6,963)	(2,972)	—	(9,935)
Inventories, net	—	416	—		416
Prepaid expenses and other current assets	330	(426)	2,019	—	1,923
Accounts payable and other liabilities	5,026	(3,865)	(114)	3,300	4,347

Net cash provided by (used in) operating activities	49,289	81,241	5,565	(81,138)	54,957

Investing activities
Purchases of property and equipment	—	(48,642)	(12,652)	(189)	(61,483)
Proceeds from sale of equipment	—	2,565	3	—	2,568

Net cash used in investing activities	—	(46,077)	(12,649)	(189)	(58,915)

Financing activities
Intercompany investments and loans	(46,485)	(42,425)	8,185	80,725	—
Repayment of long-term debt	(2,925)	—	—	—	(2,925)
Return of capital to BakerCorp International Holdings, Inc.	120	—	—	—	120

Net cash (used in) provided by financing activities	(49,290)	(42,425)	8,185	80,725	(2,805)
Effect of foreign currency translation on cash	1	(745)	66	602	(76)

Net (decrease) increase in cash and cash equivalents	—	(8,007)	1,168	—	(6,839)
Cash and cash equivalents, beginning of period	—	34,153	2,843	—	36,996

Cash and cash equivalents, end of period	$—	$26,146	$4,011	$—	$30,157

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis includes historical and forward-looking information that should be read in conjunction with the accompanying consolidated condensed financial statements included in this quarterly report; our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2013; and the discussion of certain risks and uncertainties that could cause future operating results to differ materially from our historical or expected results indicated by forward-looking statements included below. The following tables show our selected consolidated historical financial data for the stated periods. Amounts include the effect of rounding. This material should be read with the financial statements and related footnotes included elsewhere in this report. The financial information presented may not be indicative of our future performance. The following discussion and analysis provides information we believe is relevant to assess and understand our consolidated results of operations and financial condition. The discussion includes the following:

•	overview;

•	results of operations;

•	liquidity and capital resources; and

•	critical accounting policies.

Overview

Business

We believe that we are one of the leading providers of liquid and solid containment solutions operating within the specialty sector of the broader industrial services industry based on revenues relative to our competitors. We rent, service, and sell equipment to our customers through a solution-oriented approach often involving multiple products. We provide our containment solutions in the United States through a national network with the capability to serve customers in all 50 states as well as a growing number of international locations in Europe and Canada. We maintain one of the largest and most diverse liquid and solid containment rental fleets in the industry consisting of more than 23,000 units, including steel tanks, polyethylene tanks, roll-off boxes, pumps, pipes, hoses and fittings, filtration units, tank trailers, berms, and trench shoring equipment.

We serve customers in over 15 industries, including oil and gas, industrial and environmental services, refining, environmental remediation, construction, chemicals, transportation, power, and municipal works. During the three and nine months ended October 31, 2013, no single customer accounted for more than 5% of our total revenue. During the three and nine months ended October 31, 2012, our largest single customer accounted for 6% of our total revenue.

Our business objectives include the following:

•	Increase our market share in the markets in which we currently operate by expanding our customer base, improving our share of current customer spending, and expanding our existing product lines across our branch network.

•	Evaluate the addition of product lines and service offerings that complement and enhance our current capabilities.

•	Maximize the value that we receive for our products and services by increasing the duration of our contractual relationships with customers, improving the average daily rental rate that we receive and obtaining deeper service and maintenance relationships with customers.

•	Expand our market presence both domestically and internationally into new markets. We will seek to expand our market presence which may require an upfront investment in equipment, facilities, and new staff. These investments may initially impact our near-term profitability, utilization, and other financial metrics.

•	Acquire organizations that possess products and services that will complement those of our Company and accelerate our entry into new markets, reach new customers, and enhance our product and service capabilities.

•	Evaluate the branch and product line structure and profitability to determine whether our customers at certain locations may be served in a more profitable manner.

•	Enhance our information technology and infrastructure to improve the effectiveness of our operating processes and procedures.

Geographic Operating Performance

The majority of our operations, resources, property, and equipment are located in the United States. We have had operations in Canada and in Mexico for several years, but these locations have not historically represented a significant source of revenue, operating income, or cash flow. We had one branch in Mexico and three branches in Canada on October 31, 2013. We anticipate opening additional branches in Canada. Our branches and employees by reportable segment on October 31, 2013 and October 31, 2012 were the following:

	October 31, 2013	October 31, 2012	Change
	(unaudited)
Branches:
Number of branches-North American Segment	67	58	9
Number of branches-European Segment	10	9	1

Total branches	77	67	10

Employees:
Number of employees-North American Segment	886	775	111
Number of employees-European Segment	78	55	23

Total employees	964	830	134

The United States, Canada, and Mexico comprise our North American segment. Our North American operations are managed from our corporate headquarters, which is located in California. Our equipment has the capability to be utilized for multiple applications within certain geographic regions of North America. Within the U.S. and Canada, respectively, we incentivize our local managers to maximize return on assets under their control and have provided systems to enable equipment and resource sharing. As a result, equipment in the U.S. and Canada is readily moved and shared by the local branch managers. The process of equipment and resource sharing within our reportable segments enables us to maximize our efficiency and respond to shifts in customer demand. On October 31, 2013, we had $331.8 million of net property and equipment in North America.

We serve customers in Europe from branches located in the Netherlands, Germany, France, the United Kingdom, and Poland. Our European operations are headquartered in the Netherlands. Our equipment is transferred between European countries to serve customers as demand dictates. These operations comprise our European segment. On October 31, 2013, we had $50.2 million of net property and equipment in Europe.

Rental Revenue Metrics

We evaluate rental revenue, the largest portion of our revenue, utilizing the following metrics:

•	Rental Activity – The change in rental activity is measured by the impact of several items, including the utilization of rental equipment that we individually track, volume of rental revenue on bulk items not individually tracked (which includes pipes, hoses, fittings, and shoring), and volume of re-rent revenue, resulting from the rental of equipment which we do not own. The impact of utilization is calculated as the change in average utilization multiplied by the prior period average daily rental rate and the average number of rental units available for rent.

•	Pricing – The impact of changes in pricing is measured by the increase or decline in the average daily rental rates on rental equipment that we specifically track during the period. The impact of pricing is calculated as the change in the average daily rental rate multiplied by the prior period average number of rental units available and average utilization.

•	Available Rental Fleet – The available rental fleet, as we define it, is the average number of items within our fleet that we individually track. The impact of available rental fleet is calculated as the change in average rental units available multiplied by the current period average daily rental rate and average utilization.

Seasonality

Demand from our customers has historically been higher during the second half of our fiscal year compared to the first half of the year. The peak demand period for our products and services typically occurs during the months of August through November. This peak demand period is driven by certain customers that need to complete maintenance work and other specific projects before the onset of colder weather. Because much of our revenue is derived from storing or moving liquids, the impact of weather may hinder the ability of our customers to fully utilize our equipment. This is particularly the case for customers with project locations in regions that are subject to freezing temperatures during winter.

Consolidated Condensed Statements of Operations (unaudited)

The following table presents our results for the three and nine months ended October 31, 2013 and October 31, 2012 (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	October 31, 2013		October 31, 2012		October 31, 2013		October 31, 2012
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Rental revenue	$66,122	80.3%	$67,142	79.7%	$186,226	79.1%	$190,724	80.2%
Sales revenue	4,831	5.9%	5,109	6.1%	15,790	6.7%	14,676	6.1%
Service revenue	11,435	13.9%	11,990	14.2%	33,351	14.2%	32,547	13.7%

Total revenue	82,388	100.0%	84,241	100%	235,367	100.0%	237,947	100%

Operating expenses:
Employee related expenses	27,389	33.2%	23,502	27.9%	79,370	33.7%	67,717	28.5%
Rental expenses	9,565	11.6%	10,789	12.8%	27,876	11.8%	28,901	12.1%
Repair and maintenance	4,105	5.0%	4,235	5.0%	11,756	5.0%	11,141	4.7%
Cost of goods sold	2,898	3.5%	3,243	3.9%	9,156	3.9%	8,951	3.8%
Facility expenses	6,443	7.8%	4,999	5.9%	18,260	7.8%	14,913	6.3%
Professional fees	1,576	1.9%	1,930	2.3%	7,146	3.0%	5,353	2.2%
Management fees	160	0.2%	161	0.2%	466	0.2%	440	0.2%
Other operating expenses	5,399	6.6%	3,255	3.9%	13,082	5.6%	9,507	4.0%
Depreciation and amortization	15,725	19.1%	14,799	17.6%	46,261	19.7%	43,632	18.3%
(Gain) on sale of equipment	(359)	(0.4)%	(148)	(0.2)%	(1,381)	(0.6)%	(453)	(0.2)%

Total operating expenses	72,901	88.5%	66,765	79.3%	211,992	90.1%	190,102	79.9%

Income from operations	9,487	11.5%	17,476	20.7%	23,375	9.9%	47,845	20.1%
Other expense:
Interest expense, net	10,298	12.5%	11,045	13.1%	30,647	13.0%	32,387	13.6%
Loss on extinguishment and modification of debt	—	—	—	—	2,999	1.3%	—	—
Foreign currency exchange loss, net	36	0.0%	—	—	374	0.2%	131	0.1%

Total other expenses, net	10,334	12.5%	11,045	13.1%	34,020	14.5%	32,518	13.7%

(Loss) income before income taxes	(847)	(1.0)%	6,431	7.6%	(10,645)	(4.5)%	15,327	6.4%
Income tax (benefit) expense	(16)	0.0%	2,941	3.5%	(2,303)	(1.0)%	6,523	2.7%

Net (loss) income	$(831)	(1.0)%	$3,490	4.1%	$(8,342)	(3.5)%	$8,804	3.7%

Non-U.S. GAAP Financial Measures

The following is a reconciliation of our net (loss) income to EBITDA and Adjusted EBITDA for the three and nine months ended October 31, 2013 and October 31, 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Net (loss) income	$(831)	$3,490	$(8,342)	$8,804
Interest expense, net	10,298	11,045	30,647	32,387
Income tax (benefit) expense	(16)	2,941	(2,303)	6,523
Depreciation and amortization	15,725	14,799	46,261	43,632

EBITDA	$25,176	$32,275	$66,263	$91,346

Credit facility refinancing costs	13	—	934	—
Foreign currency exchange loss, net	36	—	374	131
Loss on extinguishment and modification of debt	—	—	2,999	—
Acquisition related due diligence expenses	100	—	1,841	—
Severance	—	1,044	2,565	1,044
Registration related fees	—	186	—	967
Regulatory compliance expense	293	745	1,265	745
Share-based compensation expense	528	734	1,905	1,979
SOX implementation costs	192	46	403	194
Sponsor management fees	160	161	466	440
Equity tax	68	209	(139)	742
Rating agency fee	31	29	340	126
IT systems consulting expenses	161	—	666	—
Other	618	34	1,242	34

Adjusted EBITDA (1)(2)(3)	$27,376	$35,463	$81,124	$97,748

EBITDA margin	30.6%	38.3%	28.2%	38.4%
Adjusted EBITDA margin (3)	33.2%	42.1%	34.5%	41.1%

(1)	We define EBITDA as earnings before deducting interest, income taxes and depreciation and amortization. We define Adjusted EBITDA as EBITDA excluding certain expenses detailed within the net (loss) income to Adjusted EBITDA reconciliation above. EBITDA and Adjusted EBITDA, which are used by management to measure performance, are non-GAAP financial measures. Management believes that EBITDA and Adjusted EBITDA are useful to investors. EBITDA is commonly utilized in our industry to evaluate operating performance, and Adjusted EBITDA is used to determine our compliance with financial covenants related to our debt instruments and is a key metric used to determine incentive compensation for certain of our employees, including members of our executive management team. Both EBITDA and Adjusted EBITDA are included as a supplemental measure of our operating performance because in the opinion of management they eliminate items that have less bearing on our operating performance and highlight trends in our core business that may not otherwise be apparent when relying solely on U.S. GAAP financial measures. In addition, Adjusted EBITDA is one of the primary measures management uses for the planning and budgeting processes and to monitor and evaluate our operating results. EBITDA and Adjusted EBITDA are not recognized items under U.S. GAAP and do not purport to be an alternative to measures of our financial performance as determined in accordance with U.S. GAAP, such as net (loss) income. Because other companies may calculate EBITDA and Adjusted EBITDA differently than we do, EBITDA may not be, and Adjusted EBITDA as presented herein is not, comparable to similarly titled measures reported by other companies.
(2)	Because EBITDA and Adjusted EBITDA are non-U.S. GAAP financial measures, as defined by the SEC, we include reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP.
(3)	Beginning in the second quarter of fiscal 2014, Adjusted EBITDA no longer excludes the impact of gain (loss) on sale of equipment. Previously reported Adjusted EBITDA has been restated to conform to the fiscal year 2014 presentation.

Results of Operations-Three Months Ended-October 31, 2013 compared October 31, 2012

Revenue

(in thousands, except percentages and rates)	Three Months Ended
	October 31, 2013	October 31, 2012	Change	% Change
North America
Rental revenue	$58,946	$61,736	$(2,790)	(4.5)%
Sales revenue	4,851	5,105	(254)	(5.0)%
Service revenue	10,708	11,412	(704)	(6.2)%

Total North America revenue	74,505	78,253	(3,748)	(4.8)%

Europe
Rental revenue	7,174	5,406	1,768	32.7%
Sales revenue	1	4	(3)	(75.0)%
Service revenue	708	578	130	22.5%

Total European revenue	7,883	5,988	1,895	31.6%

Total Consolidated Revenue	$82,388	$84,241	$(1,853)	(2.2%)

Operating Data:

North America
Average utilization (1)	57.7%	61.1%	(340) bps	(5.7)%
Average daily rental rate (2)	$34.30	$34.18	$0.12	0.0%
Average number of rental units (3)	22,857	22,118	739	3.3%

Europe
Average utilization (1)	52.8%	57.4%	(460) bps	(8.0)%
Average daily rental rate (2)	$103.86	$98.35	$5.51	5.6%
Average number of rental units (3)	1,074	768	306	39.8%

Consolidated
Average utilization (1)	57.4%	61.0%	(360) bps	(5.9)%
Average daily rental rate (2)	$37.19	$36.19	$1.00	2.8%
Average number of rental units (3)	23,931	22,886	1,045	4.6%

(1)	The average utilization of rental fleet is a measure of efficiency used by management; it represents the percentage of time a unit of equipment is on-rent during a given period. It is not a U.S. GAAP financial measure.
(2)	The average daily rental rate is used by management to gauge the daily rate of rental equipment that we specifically track during a given period. It is not a U.S. GAAP financial measure.
(3)	The average number of rental units for the prior year was updated to conform to the current year calculation methodology. It is not a U.S. GAAP financial measure.

Consolidated Revenue

Total revenue during the three months ended October 31, 2013 decreased by $1.9 million, or 2.2%, compared to the three months ended October 31, 2012. The change was due primarily to our North American segment where revenue decreased by $3.7 million, or 4.8%. North American revenue decreased primarily as a result of a decline in rental and service revenue of $2.8 million and $0.7 million, respectively. The decline in North America rental and service revenue is primarily the result of a decline in revenues from oil and gas customers. During the three months ended October 31, 2013, consolidated revenue from oil and gas customers was $17.9 million, a decrease of $4.2 million, or 18%, as compared to the three months ended October 31, 2012. The decline in consolidated revenue from oil and gas customers was primarily due to (i) an over-supply of tanks in certain shale regions, (ii) lower drilling rig activity, (iii) an oversupply of oil and natural gas in certain key storage areas, and (iv) lower pricing on tanks used in oil and gas applications.

During the three months ended October 31, 2013, North American revenue excluding oil and gas increased by $0.4 million, or 0.8%, as compared to the three months ended October 31, 2012, primarily due to our chemical, municipal works and environmental remediation customers. The North America decrease was partially offset by improvement from revenue in our European segment. Revenue for the European segment totaled $7.9 million, which represents an increase in revenue of $1.9 million, or 31.6%, compared to the three months ended October 31, 2012. This increase is primarily due to rental revenue which increased $1.8 million, or 32.7%, as a result of branch expansion, further market penetration in existing markets, and increased revenues from existing customers.

Revenue by reportable segment for the three months ended October 31, 2013 is discussed in greater detail below.

North America

Total revenue from our North America segment decreased by $3.7 million, or 4.8%, during the three months ended October 31, 2013 compared to the three months ended October 31, 2012. The decline in total revenue is primarily due to $4.1 million decline in revenue from oil and gas customers.

Rental Revenue

Rental revenue decreased by $2.8 million, or 4.5%, during the three months ended October 31, 2013 compared to the three months ended October 31, 2012. An analysis of this decrease using our metrics is the follow:

•	Rental Activity – Rental activity negatively affected rental revenue by $4.3 million due to the following:

•	Average utilization decreased 340 basis points, or 5.7%, resulting in a $2.4 million decrease in rental revenue. The decrease in utilization was attributable to a combination of the following factors:

•	a reduction in demand from customers involved in oil and natural gas production. The decline in revenue from oil and gas customers is due to (i) an over-supply of tanks in certain shale regions, (ii) lower drilling rig activity, and (iii) and an oversupply of oil and natural gas in certain key storage areas.

•	the opening of eight new branches during the three months ended April 30, 2013. The establishment of new branches requires investment in people, property, and rental fleet. The opening of these branches resulted in lower utilization as the branches were in the early stage of market penetration.

•	Re-rent revenue decreased $1.9 million due to our focus on replacing equipment rented from third parties with rental assets from our available rental fleet.

•	Rental revenue was negatively impacted by mix in the amount of $1.5 million, as a higher portion of our rental revenue was driven by the rental of equipment with lower rental rates.

•	Partially offsetting the decreases above was an increase of $1.5 million in rental revenue from bulk items due primarily to a higher rental volume of pipes, hoses, fittings and other items.

•	Pricing – Rental revenue increased by $0.2 million due to the average daily rental rate increase of $0.12.

•	Available Rental Fleet – Rental revenue was favorably impacted by available rental fleet in the amount of $1.3 million as the average number of rental units available increased by 739 units. On a trailing twelve month basis, the total capital investment in our North American Segment was $29.7 million.

Sales Revenue

Sales revenue decreased by $0.3 million, or 5.0%, during the three months ended October 31, 2013 compared to the three months ended October 31, 2012 primarily due to lower sales of filtration media and pumps.

Service Revenue

Service revenue decreased by $0.7 million, or 6.2%, during the three months ended October 31, 2013 compared to the three months ended October 31, 2012. The decrease in service revenue was primarily driven by lower hauling, labor, and other services performed in conjunction with rental projects.

Europe

Total revenue from our European segment increased by $1.9 million, or 31.6%, during the three months ended October 31, 2013 compared to the three months ended October 31, 2012 primarily due to an increase in rental revenue from chemical, industrial services and refinery customers.

Rental Revenue

Rental revenue increased by $1.8 million, or 32.7%, during the three months ended October 31, 2013 compared to the three months ended October 31, 2012 primarily due to the following:

•	Rental Activity – Rental activity increased rental revenue by $0.1 million. The increase was primarily due to an increase in bulk item rental revenue of $0.4 million. The change in foreign currency exchange rates positively impacted rental revenue by $0.4 million. The increases of rental revenue were partially offset by an average utilization decrease of 460 basis points, or 8.0%, which resulted in a $0.3 million decrease to rental revenue. Additionally, rental revenue decreased by $0.4 million due to mix as a higher portion of our rental revenue was driven by the rental of equipment with lower rental rates.

•	Pricing – The average daily rental rate increased by $5.51 during the three months ended October 31, 2013 compared to the three months ended October 31, 2012 resulting in a $0.2 million increase in rental revenue. The increase in pricing reflects the introduction of new products that have higher daily rental rates and a favorable foreign currency impact of $5.31.

•	Available Rental Fleet – The average number of rental units available increased by 306 units, driving a $1.5 million increase in rental revenue in Europe. We have continued to invest in capital in Europe to improve market penetration and support our branch expansion. Over the past 12 months, we have invested $10.9 million in our rental fleet in Europe. During the current fiscal year, we opened two new branches, which resulted in a total of 10 branches.

Sales Revenue

Sales revenue for Europe during the three months ended October 31, 2013 decreased slightly compared to the three months ended October 31, 2012.

Service Revenue

Service revenue increased by $0.1 million during the three months ended October 31, 2013 compared to the three months ended October 31, 2012 driven by the increase in rental demand.

Operating Expenses

Consolidated Operating Expenses

Total operating expenses during the three months ended October 31, 2013 increased by $6.1 million, or 9.2%, compared to the three months ended October 31, 2012. The increase was attributable to increased operating expenses, excluding intersegment expense allocations, of $4.5 million, or 7.1%, and $1.6 million, or 49%, in North America and Europe, respectively. During the three months ended October 31, 2013, and October 31, 2012, intersegment expense allocations from North America to Europe were $1.0 million, and $0.9 million, respectively.

North America

Total operating expenses, excluding intersegment expense allocations, during the three months ended October 31, 2013, was $68.0 million, an increase of $4.5 million, or 7.1%, compared to the three months ended October 31, 2012. The increase in total operating expenses was attributable to the following:

•	$3.2 million increase in employee related expenses. This is primarily due to a $3.4 million increase in payroll and payroll-related costs resulting from the 134 additional headcount and $0.8 million increase in insurance expenses. These increases were partially offset by a $1.0 million decrease in severance. During the three months ended October 31, 2012 we recorded severance related to the departure of an executive leadership team member.

•	$1.9 million increase in other operating expenses primarily due to an increase in bad debt expense of $0.6 million, $0.4 million of employee training and recruiting expenses, $0.4 million of insurance and travel expenses, and $0.4 million in various other expenses;

•	$1.2 million increase in facility expenses. The increase in facility expenses reflects the opening of two new branches during the fiscal year ended January 31, 2013 and eight new branches during the nine months ended October 31, 2013;

•	$0.5 million increase in depreciation expense as we increased our investment in rental fleet over the past twelve months;

•	$1.3 million decrease in rental expenses due to the decrease in rental revenue;

•	$0.4 million decrease in professional fees, which was due primarily to a decrease in legal expenses;

•	$0.4 million decrease in cost of goods sold due to the decrease in sales revenue; and

•	$0.2 million decrease from gain on the sale of equipment.

Europe

Operating expenses, excluding intersegment expense allocations, for the European segment during the three months ended October 31, 2013 increased by $1.6 million, or 49.0%, compared to the three months ended October 31, 2012, primarily due to increases of $0.7 million and $0.2 million in personnel and personnel-related costs, and facility expenses, respectively. The number of employees in Europe increased by 23 employees during the three months ended October 31, 2013 compared to the three months ended October 31, 2012. The increase in facility expenses was attributable to the opening of three new branches during the fiscal year ended January 31, 2013, and three new branches during the nine months ended October 31, 2013. Additionally, depreciation expense increased $0.4 million, as we increased our investment in rental fleet during the prior twelve months. The remainder of the increase of $0.3 million was primarily due to an increase in bad debt expense.

Other Expenses, Net

Consolidated

Other expenses during the three months ended October 31, 2013 decreased by $0.7 million, or 6.4%, to $10.3 million from $11.0 million during the three months ended October 31, 2012. This was mainly the result of a decrease of $0.7 million in interest expense due to our lower outstanding debt balance as well as a decrease of 75 basis points in the senior term loan interest rate as a result of the February 2013 amendment to the Credit Facility, and also partly due to lower outstanding debt during the three months ended October 31, 2013 as compared to the prior fiscal year. Refer to Note 9, “Debt” of the notes to the consolidated condensed financial statements for further details.

Results of Operations-Nine Months Ended-October 31, 2013 compared to October 31, 2012

Revenue

(in thousands, except percentages and rates)	Nine Months Ended
	October 31, 2013	October 31, 2012	$ Change	% Change
North America
Rental revenue	$166,529	$176,581	$(10,052)	(5.7)%
Sales revenue	15,797	14,674	1,123	7.7%
Service revenue	31,304	30,942	362	1.2%

Total North America revenue	213,630	222,197	(8,567)	(3.9)%

Europe
Rental revenue	19,696	14,143	5,553	39.3%
Sales revenue	14	2	12	600.0%
Service revenue	2,027	1,605	422	26.3%

Total European revenue	21,737	15,750	5,987	38.0%

Total Consolidated revenue	$235,367	$237,947	$(2,580)	(1.1)%

Operating Data:

North America
Average utilization (1)	56.1%	60.9%	(480)bps	(7.9)%
Average daily rental rate (2)	$33.61	$34.00	$(0.39)	(1.1)%
Average number of rental units (3)	22,799	21,781	1,018	4.7%

Europe
Average utilization (1)	55.9%	57.8%	(190)bps	(3.3)%
Average daily rental rate (2)	$100.02	$98.94	$1.08	1.1%
Average number of rental units (3)	1,006	724	282	39.0%

Consolidated
Average utilization (1)	56.1%	60.8%	(470)bps	(7.7)%
Average daily rental rate (2)	36.39	$35.94	$0.45	1.3%
Average number of rental units (3)	23,805	22,505	1,300	5.8%

(1)	The average utilization of rental fleet is a measure of efficiency used by management; it represents the percentage of time a unit of equipment is on-rent during a given period. It is not a U.S. GAAP financial measure.
(2)	The average daily rental rate is used by management to gauge the daily rate of rental equipment that we specifically track during a given period. It is not a U.S. GAAP financial measure.
(3)	The average number of rental units for the prior year was updated to conform to the current year calculation methodology. It is not a U.S. GAAP financial measure.

Consolidated Revenue

Total revenue during the nine months ended October 31, 2013 decreased by $2.6 million, or 1.1%, compared to the nine months ended October 31, 2012. Our North American segment revenue decreased $8.6 million, or 3.9%, as a result of a decrease in rental revenue of $10.1 million. This decrease in North American rental revenue was partially offset by an increase in sales and service revenue of $1.1 million and $0.4 million, respectively. During the nine months ended October 31, 2013, revenue from oil and gas customers decreased by $12.6 million, or 18%, compared to the nine months ended October 31, 2012, due to (i) an over-supply of tanks in certain shale regions, (ii) lower drilling rig activity, and (iii) and oversupply of oil and natural gas in certain key storage areas. Excluding oil and gas customers, consolidated revenue increased by $10.0 million, or 5.9%, during the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012. The consolidated revenue increase, excluding oil and gas revenue, was due to increases in revenue related to our chemical, municipal works and environmental remediation customers.

The North American decrease was partially offset by our Europe segment. Revenue for the Europe segment totaled $21.7 million, which represents an increase in revenue of $6.0 million, or 38.0%. The increase in European revenue was primarily driven by rental revenue, which increased $5.6 million, or 39.3%, and an increase in service revenue of $0.4 million, or 26.3%. The increase in Europe revenue is the result of branch expansion, further market penetration in existing markets, and improvement in revenues from existing customers

Revenue by reportable segment for the nine months ended October 31, 2013 is discussed in greater detail below.

North America

Total revenue from our North America segment decreased by $8.6 million, or 3.9%, during the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012. The decline in total North America revenue is primarily due to lower revenue from oil and gas customers by $13.3 million, or 20%.

Rental Revenue

Rental revenue decreased by $10.1 million, or 5.7%, during the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012.

•	Rental Activity – Rental activity negatively affected rental revenue by $14.0 million due to the following:

•	Average utilization decreased by 480 basis points, or 7.9%, resulting in a $9.8 million decrease in rental revenue. Average utilization was negatively impacted by a combination of factors, including the reduction in demand from customers involved in oil and natural gas production. In addition, the opening of eight new branches during the three months ended April 30, 2013 drove lower utilization during the nine months ended October 31, 2013. The opening of these branches resulted in lower utilization as the branches were in the early stage of market penetration. The establishment of new branches requires investment in people, property, and rental fleet.

•	Rental revenue was negatively impacted by mix in the amount of $2.9 million as a higher portion of our rental revenue was driven by the rental of equipment with lower rental rates.

•	Re-rent revenue decreased $2.4 million due to our focus on replacing equipment rented from third parties with rental assets from our available rental fleet.

•	The reduction in the number of billable days negatively impacted rental revenue by $0.6 million.

•	The change in foreign currency exchange rates negatively impacted rental revenue by $0.1 million.

•	Partially offsetting the decreases above was an increase of $1.8 million in rental revenue from bulk items due primarily to higher demand for pipes, hoses, fittings, and other items.

•	Pricing – Rental revenue was negatively impacted by pricing in the amount of $1.4 million as the average daily rental rate decreased by $0.39.

•	Available Rental Fleet – Rental revenue was favorably impacted by the available rental fleet in the amount of $5.3 million as the average number of rental units available increased by 1,018 units. On a trailing twelve month basis, the total capital invested in our North American Segment was $29.7 million.

Sales Revenue

Sales revenue increased by $1.1 million, or 7.7%, during the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012 primarily due to increased demand for filtration and pumps.

Service Revenue

Service revenue increased by $0.4 million, or 1.2%, during the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012. The increase in service revenue was primarily driven by hauling, labor, and other services performed in conjunction with pumps, pipe, and hose rental projects.

Europe

Total revenue from our European segment increased by $6.0 million, or 38%, during the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012 primarily due to revenue from chemical, industrial services, and refinery customers.

Rental Revenue

Rental revenue increased by $5.6 million, or 39.3%, during the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012.

•	Rental Activity – Rental activity increased rental revenue by $1.2 million primarily due to the following:

•	Rental revenue from bulk items increased $1.2 million due primarily to higher demand for pipes, hoses, fittings and other items.

•	Re-rent revenue increased $0.5 million due to the re-rental of equipment to supplement our fleet to respond to increases in demand.

•	The change in foreign currency exchange rates positively impacted rental revenue by $0.6 million.

•	Partially offsetting the above increases was a decrease of $0.7 million related to mix as a higher portion of our rental revenue was driven by the rental of equipment with lower rental rates.

•	Partially offsetting the above increases was a decrease in average utilization of 190 basis points, or 3.3%, resulting in a $0.4 million decrease in rental revenue.

•	Pricing – Rental revenue increased $0.1 million as result of an increase in the average daily rental rate. The average daily rental rate increased by $1.08, or 1.1%, during the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012. The change in exchange rates had a favorable impact of $2.95.

•	Available Rental Fleet – Rental revenue was favorably impacted by the available rental fleet. The available rental fleet drove a $4.3 million increase in Europe rental revenue as the average number of rental units available increased by 282 units. We continue to invest capital in Europe to improve market penetration and support our branch expansion. On a trailing twelve month basis, we have invested $10.9 million in our rental fleet in Europe.

Sales Revenue

Sales revenue for Europe during the nine months ended October 31, 2013 increased slightly compared to the nine months ended October 31, 2012. As a result, the change did not have a significant impact on the total increase in European revenue.

Service Revenue

Service revenue for Europe increased by $0.4 million, or 26.3%, during the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012 primarily due to higher levels of rental business compared to the prior year.

Operating Expenses

Consolidated Operating Expenses

Total operating expenses during the nine months ended October 31, 2013 increased by $21.9 million, or 11.5%, compared to the nine months ended October 31, 2012. The increase was primarily attributable to increased operating expenses, excluding intersegment expense allocations, of $16.7 million, or 9.3%, in North America which is discussed in greater detail below. The increase in North American operating expenses was compounded by our European segment which increased operating expenses, excluding intersegment expense allocations, by $5.2 million, or 54.1%, compared to the nine months ended October 31, 2012. During the nine months ended October 31, 2013, and October 31, 2012, intersegment expense allocations from North America to Europe were $3.7 million and $2.0 million, respectively.

North America

Total operating expenses, excluding intersegment expense allocations, during the nine months ended October 31, 2013, was $197.2 million, an increase of $16.7 million, or 9.3%, compared to the nine months ended October 31, 2012. The increase was attributable to the following:

•	$9.2 million increase in employee related expenses primarily due to an $8.7 million increase in payroll and payroll-related costs resulting from the 134 person increase in headcount and a $1.2 million increase in severance payments due to our former CEO transition. These increases were partially offset by a decrease of $0.7 million of insurance expenses.

•	$2.9 million increase in facility expenses reflecting the opening of five new branches during the fiscal year ended January 31, 2013 and ten new branches during the nine months ended October 31, 2013;

•	$2.9 million increase in other operating expenses primarily due to an increase in bad debt expense of $0.6 million, $0.7 million of employee recruitment and training expenses, $1.0 million of insurance and travel expenses, and $0.6 million of various other expenses,

•	$1.8 million increase in depreciation expense as we increased our investment in rental fleet during the prior twelve months;

•	$1.6 million increase in professional fees, which was primarily due to $2.0 million of consulting fees incurred to investigate acquisition opportunities. The above increase was partially offset by $0.4 million decrease of professional and legal costs primarily related to the amended Credit Facility during February 2013;

•	$0.2 million increase in repair and maintenance due to certain regulatory compliance upgrades;

•	$0.2 million increase in cost of goods sold due to the increase in sales revenue; and

•	Partially offsetting the above increases was a decrease of $1.2 million in rental expenses due to the decrease in rental revenue, and a $0.9 million decrease from gains on sale of equipment.

Europe

Operating expenses, excluding intersegment expense allocations, for the European segment during the nine months ended October 31, 2013 was $14.8 million, an increase of $5.2 million, or 54.1%, compared to the nine months ended October 31, 2012. This increase was primarily due to the following:

•	$2.5 million increase in personnel and personnel-related costs. The number of employees in Europe increased by 23 employees during the nine months ended October 31, 2013, compared to the nine months ended October 31, 2012;

•	$0.5 million increase in facility expenses, primarily due to the expansion of our branch network;

•	Depreciation expense increased $0.9 million, as we increased our investment in rental fleet during the prior twelve months;

•	Other operating expenses increased $0.7 million primarily due to an increase in bad debt expense and other various items.

•	Repair and maintenance increased $0.3 million due to our increase in rental fleet; and

•	Rental expenses increased $0.2 million due to the increase in rental revenue.

Other Expenses, Net

Consolidated

Other expenses during the nine months ended October 31, 2013 increased by $1.5 million, or 4.6%, to $34.0 million from $32.5 million during the nine months ended October 31, 2012. This was mainly due to a $3.0 million loss on the extinguishment and modification of debt incurred during the nine months ended October 31, 2013 related to the amended Credit Facility. The impact of the loss was partially offset by a decrease of $1.7 million in interest expense due to the lower outstanding debt balance and a decrease of 75 basis points in the senior term loan interest rate as a result of the February 2013 amendment to the Credit Facility. Refer to Note 9, “Debt” of the notes to the consolidated condensed financial statements for further details. The decrease in interest expense was partially offset by a $0.2 million increase in net losses from foreign currency exchange rate changes.

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

On October 31, 2013 and January 31, 2013, our cash and cash equivalents by location were the following:

(In thousands)	October 31, 2013	January 31, 2013	$ Change	% Change
United States	$10,625	$22,978	$(12,353)	(53.8)%
Europe	4,185	3,743	442	11.8%
Mexico	485	409	76	18.6%
Canada	780	939	(159)	(16.9)%

Total cash and cash equivalents	$16,075	$28,069	$(11,994)	(42.7)%

During the nine months ended October 31, 2013, our cash and cash equivalents decreased by $12.0 million, or 42.7%. The decrease in our cash and cash equivalents was primarily due to our net loss from operations, an increase in accounts receivable, and capital investment in our fleet and growth programs. These cash outflows were partially offset by lower interest expense on borrowings.

Our cash held outside the United States may be repatriated to the United States but, under current law, may be subject to United States federal income taxes, less applicable foreign tax credits. We do not plan to repatriate cash balances from our foreign subsidiaries to fund our operations within the United States. We have not provided for the United States federal tax liability on these amounts for financial statement purposes as this cash is considered permanently reinvested outside of the United States. We utilize a variety of tax planning strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Our intent is to meet our domestic liquidity needs through ongoing cash flow, external borrowings, or both. We expect to fund additional investment in Europe with cash and, if necessary, with additional investment from the United States.

Our business is capital intensive and requires ongoing investment in equipment to maintain the size of our rental fleet. Most of our assets, if properly maintained, may generate a level of revenue similar to new assets of the same type. There is not a well-defined secondary or resale market for the majority of our assets; therefore, we rent our assets for as long as they may safely be employed to meet our customers’ needs. We invest capital in additional equipment with the expectation of generating revenue on that investment within a relatively short period of time.

We invest in new equipment for several reasons, including:

•	to expand our fleet within our current product offerings within markets where we already operate;

•	to enter new geographic regions;

•	to add additional product offerings in response to customer or market demands; and

•	to replace equipment that has been retired because it is no longer functional.

We do not typically make long-term commitments to purchase equipment. Additionally, the period of time between when we place an order for equipment and when we receive it is typically two to four months. This ordering process enables us to quickly reduce our capital spending during periods of economic slowdown. During periods of expansion, we have funded our investments in equipment using our cash flow from operations or borrowings. Management believes our cash flow from operations and availability under our revolving credit facility will be sufficient to fund our current operating needs for at least the next 12 months.

Credit Facility

On June 1, 2011, we entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility and a $45.0 million revolving credit facility ($45.0 million available on October 31, 2013).

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

On October 31, 2013, we did not have an outstanding balance on the revolving loan; therefore, on October 31, 2013, we were not subject to a leverage test. Additionally, on October 31, 2013, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

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

As a result of amending our Credit Facility, and changes in the holders of our term loan, we recorded a $3.0 million loss on extinguishment and modification of debt consisting of unamortized deferred loan fees during the nine months ended October 31, 2013. Of the $3.0 million loss, $2.6 million was related to the loss on extinguishment of debt and $0.4 million was related to the loss on modification of debt.

In addition, we expensed $0.9 million of advisory and other fees related to the First Amendment, which are included within professional fees on the statement of operations during the nine months ended October 31, 2013. We recorded additional deferred financing costs of $0.5 million during the nine months ended October 31, 2013, which are included in prepaid expenses and other current assets and the deferred financing costs, net asset on the balance sheet.

On November 13, 2013, we entered into the Second Amendment to Credit and Guaranty Agreement (the “Second Amendment”), among the Company, BCI Holdings, Deutsche Bank AG New York Branch (as administrative agent and as collateral agent) and the lenders party thereto, to the Credit Agreement.

Pursuant to the Second Amendment, the Company borrowed $35 million of incremental term loans (the “Incremental Term Loans”), which may be used for general corporate purposes, including to finance permitted acquisitions. The terms applicable to the Incremental Term Loans are the same as those applicable to the term loans under the Credit Agreement (See Note 9, “Debt”).

In conjunction with the refinancing, we incurred $0.4 million of underwriting and syndication fees and $0.1 million of legal fees during November 2013.

The Credit Facility issued in June 2011, amended in February 2013 and November 2013, places certain limitations on our (and all of our U.S. subsidiaries) ability to incur additional indebtedness, pay dividends or make other distributions, repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, utilize assets as security in other transactions, and sell certain assets or merge with or into other companies. In addition, under the Credit Facility agreement, we may be required to satisfy and maintain a total leverage ratio if there is an outstanding balance on the revolving loan of 25% or more of the committed amount on any quarter end.

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

Interest and Fees

Interest and Fees

Interest and fees related to our Credit Facility and Notes were as follows:

	Three Months Ended		Nine months ended
(in thousands)	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Credit Facility interest and fees (weighted average interest rate of 4.25% and 4.75%, respectively, and 4.27% and 4.86%, respectively) (1)	$4,560	$5,386	$13,585	$15,665
Notes interest and fees (2)	5,204	5,045	15,595	15,160

Total interest and fees	$9,764	$10,431	$29,180	$30,825

(1)	Principal on the senior term loan is payable in quarterly installments of $1.0 million.
(2)	Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt

On October 31, 2013, the minimum required principal payments relating to the senior term loan and the senior unsecured notes for each of the twelve months ending January 31 are due according to the table below:

(In thousands)
Principal Payments on Debt
Remainder of the fiscal year ending January 31, 2014	$960
2015	3,842
2016	3,842
2017	3,842
2018	3,842
Thereafter	604,941

Total	$621,269

Sources and Uses of Cash

Our sources and uses of cash for selected line items in our consolidated condensed statement of cash flows were as follows:

	Nine Months Ended
(In thousands)	October 31, 2013	October 31, 2012	$ Change

Operating activities
Net (loss) income	$(8,342)	$8,804	$(17,146)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Recovery of) provision for doubtful accounts	596	(547)	1,143
Share-based compensation expense	1,905	1,979	(74)
Gain on sale of equipment	(1,381)	(453)	(928)
Depreciation and amortization	46,261	43,632	2,629
Amortization of deferred financing costs	1,754	1,625	129
Deferred income taxes	(1,205)	3,669	(4,874)
Amortization of above-market lease	(513)	(503)	(10)
Loss on extinguishment and modification of debt	2,999	—	2,999
Changes in assets and liabilities:
Accounts receivable	(8,425)	(9,935)	1,510
Inventories, net	(1,215)	416	(1,631)
Prepaid expenses and other assets	(2,042)	1,923	(3,965)
Accounts payable and other liabilities	1,843	4,347	(2,504)

Cash provided by operating activities	$32,235	$54,957	$(22,722)

Cash used in investing activities	(41,049)	(58,915)	17,866
Cash used in financing activities	(3,347)	(2,805)	(542)
Effect of foreign currency translation on cash	167	$(76)	243

Net increase (decrease) in cash and cash equivalents	$(11,994)	$(6,839)	$(5,155)

Cash Provided by Operating Activities

Cash flow from operations during the nine months ended October 31, 2013 totaled $32.2 million, a decrease of $22.7 million compared to the nine months ended October 31, 2012. This decrease was primarily related to the following:

•	Net income decreased $17.1 million, from net income of $8.8 million during the nine months ended October 31, 2012 to a net loss of $8.3 million during the nine months ended October 31, 2013.

•	The change of deferred income taxes resulted in a $4.9 million decrease in cash provided by operating activities. The change in deferred income taxes is primarily due to (i) the tax impact related to an increase in stock option exercise activity and (ii) bonus depreciation expense deductions recorded in our income tax filings, but not included in the calculation of the provision for income taxes during the fiscal year ended January 31, 2013.

•	The change in prepaid expenses and other current assets resulted in a $4.0 million reduction in cash flow from operations as the result of higher prepaid insurance and vendor deposits.

•	The change of accounts payable and other liabilities resulted in a $2.5 million decrease to cash provided by operating activities primarily due to the timing of capital expenditures compared to the prior fiscal year period.

The decreases above were partially offset by the following:

•	A $3.0 million loss on extinguishment and modification of debt as a result of the amended Credit Facility. Refer to Note 9, “Debt” of the notes to the consolidated condensed financial statements for further details.

•	Changes in depreciation and amortization resulted in a $2.6 million increase, primarily due to asset purchases during the twelve months ended October 31, 2013.

Cash Used in Investing Activities

Cash used in investing activities consists of property and equipment offset by the sale of equipment from our rental fleet. Purchases of property and equipment totaled $44.0 million and $61.5 million during the nine months ended October 31, 2013 and October 31, 2012, respectively. The decline of property and equipment purchases is primarily due to the timing of purchases, as we anticipate the level of capital expenditures for the fiscal year ended January 31, 2014 will remain relatively equivalent to the levels of the prior year. Proceeds from equipment sales totaled $3.0 million and $2.6 million during the nine months ended October 31, 2013 and 2012, respectively.

Cash Used in Financing Activities

Cash used in financing activities during the nine months ended October 31, 2013 was impacted by $0.5 million of professional fees that were included as deferred financing costs as a result of the amended Credit Facility. Refer to Note 9, “Debt” of the notes to the consolidated condensed financial statements for further details.

The repayment of debt totaled $2.9 million during the nine months ended October 31, 2013 and October 31, 2012.

Effect of Exchange Rate Changes on Cash

The effect of exchange rate changes on cash was not material during the nine months ended October 31, 2013. The EUR/USD spot rate remained consistent at 1.359 on January 31, 2013 and 1.359 on October 31, 2013.

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

On October 31, 2013, there were eight swap agreements with a total notional amount of $210.0 million outstanding, two with a three-year term and notional value totaling $60.0 million with a fixed rate of 1.68%, and six with a five-year term and a notional value totaling $150.0 million with a fixed rate of 2.35%. In addition to the above, on July 31, 2013 we entered into a new swap agreement with a three-year term and a notional amount totaling $71.0 million commencing on July 31, 2014 with a fixed rate of 1.64%, which will be reduced to $64.0 million on July 31, 2015, before it terminates on July 29, 2016. On October 31, 2013 and January 31, 2013, the liability recorded related to interest rate swaps was $4.3 million and $5.3 million, respectively, with no unrealized gain or loss recorded in the consolidated condensed statements of operations for the ineffective portion of the change in fair value of the interest rate swap agreements.

Contractual Obligations

We currently do not have any long-term purchase obligations that extend into 2014; however, we had committed open purchase orders totaling $15.9 million on October 31, 2013.

Off-Balance Sheet Arrangements

On October 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies, Estimates, and Judgments

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, doubtful accounts, warranties, inventory valuation, business combination purchase price allocations, our review for impairment of long-lived assets, intangible assets and goodwill, income taxes, and share-based compensation expense. Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three and nine months ended October 31, 2013 to the items that we disclosed as our critical accounting policies, estimates, and judgments included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Recent Accounting Pronouncements

Refer to Note 2, “Accounting Pronouncements” of the consolidated condensed financial statements for a discussion of new and recently adopted accounting guidance.

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

•	Our business is subject to the general health of the economy, and accordingly any slowdown in the current economy or decrease in general economic activity could materially adversely affect our revenue and operating results.

•	Ongoing government review of hydraulic fracturing and its environmental impact could lead to changes to this activity or its substantial curtailment, which could materially adversely affect our revenue and results of operations.

•	We intend to expand our business into new geographic markets, and this expansion may be costly and may not be successful.

•	Our growth strategy includes evaluating selective acquisitions, which entails certain risks to our business and financial performance.

•	We intend to expand into new product lines, which may be costly and may not ultimately be successful.

•	We depend on our suppliers for the equipment we rent to customers.

•	As our rental equipment ages, we may face increased costs to maintain, repair, and replace that equipment and new equipment could become more expensive.

•	The short term nature of our rental arrangements exposes us to redeployment risks and means that we could experience rapid fluctuations in revenue in response to market conditions.

•	Our customers may decide to begin providing their own liquid and solid containment solutions rather than sourcing those products from us.

•	Our industry is highly competitive, and competitive pressures could lead to a decrease in our market share or in the prices that we may charge.

•	We lease all of our branch locations, and accordingly are subject to the risk of substantial changes to the real estate rental markets and our relationships with our landlords.

•	Our business is subject to numerous environmental and safety regulations. If we are required to incur significant compliance or remediation costs, our liquidity and operating results could be materially adversely affected.

•	Changes in the many laws and regulations to which we are subject in the United States, Europe, Canada, and Mexico, or our failure to comply with them, could materially adversely affect our business.

•	We have operations outside the United States. As a result, we may incur losses from currency fluctuations.

•	Turnover of our management and our ability to attract and retain other key personnel may affect our ability to efficiently manage our business and execute our strategy.

•	If our employees should unionize, this could impact our costs and ability to administer our business.

•	We are exposed to a variety of claims relating to our business, and our insurance may not fully cover them.

•	Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.

•	Our debt agreements contain restrictions that limit our flexibility in operating our business.

•	We may face substantial expense and difficulty in complying with the requirements of an SEC registrant.

•	Disruptions in our information technology systems could materially adversely affect our operating results by limiting our capacity to effectively monitor and control our operations and provide effective services to our customers.

•	Fluctuations in fuel costs or reduced supplies of fuel could harm our business.

•	If we are unable to collect on contracts with customers, our operating results would be materially adversely affected.

•	Climate change, climate change regulations, and greenhouse effects may materially adversely impact our operations and markets.

•	Existing trucking regulations and changes in trucking regulations may increase our costs and negatively impact our results of operations.

Additional risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be different from those expressed or implied in our written or oral forward-looking statements may be found under “Risk Factors” contained in this quarterly report.

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

Item 4. Controls and Procedures

The Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2013. There have been no changes in our internal control over financial reporting during the three months ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth above under Note 15, “Commitments and Contingencies – Litigation”, contained in the notes to the consolidated condensed financial statements is incorporated herein by reference.

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

BAKERCORP INTERNATIONAL, INC.

Date: December 16, 2013	By:	/s/ Robert Craycraft
Robert Craycraft
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement, dated as of August 22, 2013, by and between BakerCorp and Robert Craycraft.

10.2	BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan Senior Management Non-Qualified Stock Option Agreement, dated as of September 12, 2013, by and between BakerCorp International Holdings, inc. and Robert Craycraft.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document