Form 10-K
period 2014-01-31
BakerCorp International, Inc.
filed 2014-04-16
CIK 1550377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________________________________
FORM 10-K
 ___________________

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-181780

_________________________________________________
BAKERCORP INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
_________________________________________________

Delaware	13-4315148
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3020 Old Ranch Parkway, Suite 220,
Seal Beach, California	90740
(Address of principal executive offices)	(Zip Code)
(562) 430-6262
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class N/A	Name of each exchange on which registered N/A
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☒      No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐      No ☒  *

* The registrant is a voluntary filer of reports required to be filed by certain companies under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required during the preceding 12 months, had it been subject to such filing requirements.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

There is no public market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, par value $0.01 per share, outstanding on April 8, 2014.

_________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:

Certain exhibits are incorporated in Item 15 of this Annual Report by reference to other reports and registration statements of the registrant which have been filed with the Securities and Exchange Commission.

BAKERCORP INTERNATIONAL, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended January 31, 2014

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

•
our “credit facilities” refers to our senior secured term loan facility and revolving credit facility, as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Credit Facility” in this annual report on Form 10-K;

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

PART I

Item  1. BUSINESS

Founded in California in 1942 and reincorporated in Delaware on September 13, 1996, we are a provider of liquid and solid containment solutions operating within the specialty sector of the broader industrial services industry. Throughout our operating history of over 70 years, we have developed a reputation for delivering quality containment equipment and services to a broad range of customers across a wide variety of end markets. We maintain a large and diverse rental fleet consisting of more than 24,000 units on January 31, 2014, including steel tanks, polyethylene tanks, modular tanks, roll-off boxes, pumps, pipes, hoses and fittings, filtration units, tank trailers, berms, and trench shoring equipment.

We offer liquid and solid containment solutions that are comprehensive and often integrated into the regular maintenance and service programs of our clients. We differentiate our business by offering customers a broad product range and customized solutions involving extensive consultation, technical advice, and transportation services. We believe our advanced product and service capabilities allow us to become more closely integrated with our customers’ businesses and ensure that we remain an essential partner for the long term.

We provide our containment solutions in the United States through a national network with the capability to serve customers in all 50 states. In addition, we operate international locations in Europe, Canada, and Mexico. In the United States, we provide a broad range of products in the liquid and solid containment market. This scale allows us to optimize our fleet utilization and adjust to variations in regional supply and demand by rebalancing our equipment portfolio to target the most attractive opportunities by industry or geography. We have a proven track record in leveraging our branch network to serve customers requiring nationwide service.

We provide our containment solutions to a diverse set of over 5,700 customers. We serve customers in over 15 industries, including oil and gas, industrial services, refining, environmental services, construction, chemicals, power, municipal works, and transportation. We work with our customers to deliver a mix of our products and services for a wide variety of applications, such as:

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

Our fleet characteristics include (i) long useful lives, (ii) low maintenance requirements, (iii) favorable unit economics and (iv) the ability to generate rental rates that do not vary substantially based on product age. These asset characteristics provide us with flexibility to manage capital expenditures and the potential to generate free cash flow throughout economic cycles.

Industry Overview

We believe the demand for liquid and solid containment solutions is affected by (i) the non-discretionary and recurring nature of customer maintenance activity, (ii) continued implementation of new and existing environmental regulations, (iii) general economic conditions, (iv) a growing trend towards the outsourcing of liquid and solid containment solutions, and (v) an increasing level of vendor consolidation.

Business Strategy

We believe that we have the opportunity to capitalize on a number of growth initiatives to increase the breadth of the services we offer and differentiate our products and services. Certain key elements of our long-term strategy are described in greater detail below:

•
Address Increasing Levels of Demand in Key End Markets and Industries. We have historically experienced high demand for our products and services when our key customers in the refining, chemicals, power generation and other industrial sectors benefit from improving economic conditions. We believe there is growth potential in certain end markets driven by long term trends. In particular, the oil and gas market is benefiting from long-term growth in the recovery of natural gas and oil from unconventional shale reserves through a shift to horizontal drilling and multistage hydraulic fracturing, technologies that drive the need for our products and services. Additionally, the 2011 U.S. Environmental Protection Agency’s national assessment of public water system infrastructure showed a total capital improvement need of $384.2 billion through December 31, 2030. Our products and services can be utilized to help address the critical need to upgrade the United States’ aging sewer and water system infrastructure through extensive improvement projects.

•
Continue to Gain Market Share from the Packaging of Our Products and Services as a Comprehensive Offering. As one of the largest specialty rental companies in our market, we have one of the largest branch networks. We distinguish ourselves from our competitors and build customer loyalty by leveraging our branch network to offer a high level of service to our customers.

•
Benefit from Pricing Improvement. We believe that our service proposition enables us to provide greater value to our customers. With proper execution, we have an opportunity to generate incremental revenue from pricing improvement.

•
Extend an Increasing Number of Our Product Lines Across Our Existing Network and Introduce Additional Product Lines. Introduction, expansion and roll-out of complementary product lines have been a source of our historical growth. We believe we have a growth opportunity to increase revenue by (i) increasing the penetration in branches where these products are currently offered, (ii) extending our product lines to branches across our geographic network and (iii) introducing additional product lines to provide our customers with a more comprehensive solution. With our ability to leverage existing customer relationships, we believe extending these product lines through our existing network and adding complementary equipment represents a growth opportunity.

•
Expand Geographically and Develop New End Markets. We believe there is an opportunity to continue to open new branches in Europe and in certain underserved regions of North America. This belief is based upon our current branch locations and the geographic coverage of those locations, compared with what management believes are the geographic areas served by our competition. Based on this estimate, management believes there are underserved regions in North America and Europe. We have a history of opening new branches within North America and Europe and generating profitable growth. We have historically introduced our products and services and increased our penetration in new industries, and we plan to continue this strategy.

•
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

•
Pursue Selected Acquisitions. Our markets remain fragmented and have historically presented numerous attractive acquisition candidates. We intend to continue evaluating potential acquisitions that offer complementary products and services or expand our geographic footprint.

Products

We believe our fleet and ancillary service offerings provide us with an advantage compared with our competitors. We are better able to meet a wide variety of application needs, ensure that sufficient inventory exists to meet the customer’s needs on a one-stop basis, and reallocate fleet among branches to target the most attractive opportunities. Our equipment fleet generally has long depreciable lives as our customers do not differentiate our equipment by age. We do not assume any salvage value in estimating the depreciation of our equipment. There is no active secondary market for the majority of our equipment.

The following table provides the primary applications for each of our product categories.

Key Product Areas	Primary Applications
Steel Containment	Storage of groundwater, frac water, fresh water, wastewater, volatile organic liquids, sewage, slurries and bio-sludge, oil/water mixtures, virgin and spent chemicals.
Non-Steel Containment	Storage of acids, chemicals, caustics, storm water, groundwater and wastewater.
Roll-Off and Specialty Boxes	Storage of solid waste, separation of solids and liquids.
Pumps, Pipes, Hoses and Fittings	Liquid handling for storm water, tank cleaning, groundwater, sewage bypass, oil and gas fracking and scavenging, industrial slurries and drainage.
Tank Trailers	Storage and transportation of finished/intermediate products, caustics and acids, chemicals, off-spec products and waste streams.
Secondary Containment	Secondary spill containment for tank and pump products.
Filtration Units	Removal of particulate matter and other chemicals from storm water run-off or groundwater for re-introduction of this water back into a drainage system or stream.
Trench Shoring	Support and protective systems for trenches, excavations and building foundations.

Re-Rental of Third Party Products

At times, we are not able to address our customers’ demand for containment solutions with our available equipment. This includes specialty equipment that we do not stock on a regular basis in most of our locations. Under these circumstances, we often provide our customers equipment by renting it from third parties and deploying it as part of the overall solution we deliver. Revenue from the re-rental of equipment generally yields a lower profit margin than the rental of our own equipment due to the additional costs associated with renting the equipment from third parties, such as rental fees, additional transportation and potential repair costs. The re-rental of equipment allows us to maintain existing customer relationships when demand is temporarily greater than what our fleet can satisfy or when there is demand for specialty products.

Branch Network/Operations

We operate through a network of locations in the United States with additional locations in Europe, Canada, and Mexico. Our U.S. locations include various branches, satellite yards, and our global corporate headquarters.

We typically locate our branches in areas with inexpensive rents and operating costs and near a major roadway. Our typical branch consists of a three to five acre outdoor storage yard with a small office located on site or nearby. Each branch is responsible for (i) providing sales and service to our current customers, (ii) targeting potential customers in the branch’s service area, (iii) dispatching drivers and other personnel to deliver and pick up equipment, (iv) providing related services, (v) performing general maintenance and repair, (vi) modifying equipment to meet customized requests, (vii) implementing quality and safety programs, and (viii) performing administrative tasks (e.g., order entry, billing and work orders).

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

Segments

We have two reportable segments, North America and Europe, which are based on our geographical areas of operations. The North American segment consists of operations located in the United States, Canada, and Mexico. The European segment consists of operations located in France, Germany, the Netherlands, the United Kingdom, and Poland.

Our equipment has the capability to be used for multiple applications within certain geographical regions of North America. Within North America we incentivize our local managers to maximize return on assets under their control and have provided systems to enable equipment and resource sharing. As a result, equipment in North America is readily moved and shared by the local branch managers. The process of equipment and resource sharing enables us to maximize the efficiency of our equipment and respond to shifts in customer demand.

Within each geographical region of our North American segment, our branches have similar economic and operational characteristics including:

•	similar products and services;

•	similar operational policies and procedures;

•	National Accounts customers with pricing and contractual terms established centrally and administered at the local branches;

•	equipment that is purchased through a centralized corporate procurement function; and

•	shared employees and other resources.

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

The local branches’ operations are supported by a central corporate function. Corporate functions include legal, product development and engineering, purchasing, quality and safety programs, design and compliance, training, fleet management, human resources, central dispatch, transportation and logistics, information systems, finance and accounting, sales and marketing, business development and National Accounts management.

International Operations

Financial information relating to our international operations for the twelve months ended January 31, 2014 and January 31, 2013, the eight months ended January 31, 2012, and four months ended May 31, 2011, is incorporated by reference to “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14, "Segment Reporting.”

Sales and Marketing

    We serve our customers with national accounts and/or local sales representatives to meet their specific needs. Our high level of commitment is available to customers 24 hours a day, 365 days a year. In addition, our drivers not only deliver equipment to customer sites but also assist in setting up the equipment.

 Rental Arrangements and Policies

We enter into rental agreements with our customers based on either our standard set of terms and conditions or specific terms negotiated with a particular customer. For National Accounts customers, pricing and contractual terms are established centrally for all branches. We set our rental prices based on daily, weekly or monthly rates and bill customers for the equipment use and any necessary repairs or maintenance resulting from misuse of the equipment. Through our contracts and our Quality Management System (“QMS”), we emphasize that the customer is responsible for all materials used in conjunction with our equipment. Specifically, we deliver clean and empty equipment to a customer site, and the customer is responsible for emptying and cleaning the equipment before having it retrieved by our drivers; although in certain circumstances, we transport empty steel trailer tanks to third party facilities for cleaning on behalf of our customers. We are not obligated to accept a piece of equipment that has not passed an inspection for cleanliness, as set forth in our QMS. This requirement is important, as we believe it serves to limit our exposure to environmental liability.

Customers

We serve over 15 industries, including oil and gas, industrial services, refining, environmental services, construction, chemicals, power, municipal works, and transportation. We believe that our revenue benefits from low customer concentration, diversity of end markets; and long-standing relationships.
None of our top ten customers during the twelve months ended January 31, 2014 compose greater than 10% of our revenue.

National Accounts Program

We utilize a National Accounts Program to manage our key customer relationships. Our National Accounts team works directly with key decision makers for each of these accounts to establish service standards and pricing across all branches. We have classified customer relationships as “National Accounts” based on their size and potential for growth as a means to strengthen our relationships with these customers.

Based upon comprehensive customer analysis, our National Accounts managers develop strategic account plans, including key relationship management, product and service options, and customer retention programs. These managers may also develop key performance metrics with the customer and coordinate the branch and executive resources to execute this strategy. Our National Accounts generated approximately 29%, 33%, and 28% of our consolidated revenue during the twelve months ended January 31, 2014 and January 31, 2013, and the eight months ended January 31, 2012, respectively.

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

Equipment sharing among branches and divisions is also promoted by our incentive compensation program, which emphasizes return on net assets (“RONA”) as well as Adjusted EBITDA (See Item 6-Selected Financial Data, "Non-US GAAP Financial Measures" for a reconciliation of our net (loss) income to EBITDA and Adjusted EBITDA). Our focus on RONA is important as it:

•	encourages equipment sharing when it is needed more in one region than another;

•	motivates consideration of return on assets as a key factor in capital spending; and

•	encourages the utilization of older, more heavily depreciated equipment.

We manage our capital investment through a two-stage process. Based upon our estimate of future opportunity and need, our investment in maintenance, replacement and growth capital is budgeted during an annual planning process. Short production lead times relative to demand visibility (and the ability to transfer equipment to meet temporary shortages) allow us to purchase equipment only when our need is relatively clear. Actual investment could be higher or lower than plan, as necessary, to optimize overall fleet utilization. We have been able to adjust spending on growth capital based on our forecast for the market environment.

Transportation

We utilize a fleet of specialized tractor, flatbed, and straight trucks. These trucks are based throughout our branch network and deliver the majority of our rental products to customers. These trucks are customized to our standards for performance as well as driver comfort. For certain projects, we use third party contract distributors to supplement our own fleet to deliver our products.

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

Suppliers

We centrally manage the purchasing of our rental fleet in order to standardize product quality and specifications and achieve attractive pricing. In North America, we work closely with our various suppliers to ensure that the equipment we purchase includes certain features and innovations and we believe that we have multiple potential suppliers for each of our product categories. We have chosen to work with a small group of equipment suppliers for efficiency. In the event any of our suppliers become unavailable, we believe we could secure other qualified suppliers in a relatively short period of time. We do not maintain long-term supply agreements with any of our North American suppliers. See “Risk Factors—Risks Related to Our Business—We depend on our suppliers for the equipment we rent to customers.”

In Europe, we own the design of our basic tank product line and maintain an exclusive supplier relationship that provides us with specially designed tanks for the European market.

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

Employees

We employed 951 full-time personnel on January 31, 2014, including 532 hourly employees and 419 salaried employees. On January 31, 2014, our employees were composed of 801 field and 150 corporate and senior management employees. On January 31, 2013, we employed 862 full-time personnel, including 478 hourly employees and 384 salaried employees. Our employees were composed of 734 field and 128 corporate and senior management employees. The increase in the number of employees has been driven by our continued investment in our products, branch network infrastructure, and systems. We believe we have good relations with our employees. None of our employees are represented by labor unions.

Education is an integral part of our daily operations and a core element of our competitive advantage. Through our education programs, we seek to train employees to properly operate and maintain our equipment and service fleet, promote a safe work environment, devise strategic sales plans, provide customer service, develop new products and applications, and manage and support a profitable workplace. Our education programs include customized classroom training at our central education campus, specialized training conducted in the field on a regional basis, web-based programs, third party training, and self-directed training.

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

Under certain laws and regulations, such as the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 (“CERCLA”), known as the Superfund law, the obligation to investigate and remediate contamination at a facility may be imposed on current and former owners or operators of that facility or on persons who may have sent or arranged to send hazardous waste for disposal. Liability under these laws and regulations may be imposed jointly and severally without regard to fault or to the legality of the activities giving rise to the contamination. Under these laws, we may be liable for, among other things, (i) fines and penalties for non-compliance, and (ii) the cost of investigating and remediating any contamination at a site where we operate, where our equipment is used, or disposal sites to which we may have sent, or arranged to send, hazardous waste in the past, regardless of fault. Our customers often use, dispose of, and store and dispense solid and hazardous waste, wastewater, petroleum products, and other regulated materials in connection with the use of our equipment. While we have a policy, with certain limited exceptions, to require customers to return tanks and containers clean of any substances, they may fail to comply with these obligations.

Approximately 23.3% of our total revenue during the twelve months ended January 31, 2014, was related to assisting customers in extracting oil and natural gas. A significant portion of this revenue involves renting equipment to customers that use the hydraulic fracturing, or “fracking”, method to extract natural gas. This method uses a comparatively high amount of water and other liquids and accordingly requires a more intensive use of the products we rent to customers. This method has been the subject of scrutiny by several states, local communities, the Federal government, foreign jurisdictions, and advocacy groups regarding its impact on the environment. The U.S. Environmental Protection Agency (the “EPA”) is studying the potential adverse effects that hydraulic fracturing may have on the environment and public health and is considering or has issued regulations or guidance regarding certain aspects of the process, including the sourcing of water, underground injection of fracturing liquids containing diesel fuel, wastewater disposal and air emissions. The Bureau of Land Management is in the process of developing rules applicable to hydraulic fracturing on federal and Indian land that may require, among other things, oil and natural gas operators to disclose the chemicals used in hydraulic fracturing operations, guarantee the safe construction of wells, reduce air emissions and improve their handling of wastewater. In addition, from time to time, legislation is introduced in Congress that could result in additional regulatory burdens such as permitting, construction, financial assurance, monitoring, recordkeeping, and plugging and abandonment requirements. State, local, and foreign governments have also begun to regulate hydraulic fracturing. Several states have implemented or are considering rules that require operators to disclose the types of chemicals used in fracking fluids injected into natural gas wells or to impose other requirements on hydraulic fracturing operations. In New York, a de facto moratorium on issuing drill permits for horizontal gas drilling and high-volume hydraulic fracturing has been in place since 2008 pending the finalization of studies on the impact of the practice on human health and the environment. The New York State Department of Environmental Conservation is not expected to take any final action or make any decision regarding the practice until April 2015 or later, after the results of the health and environmental studies are complete. The nature of any final regulations as well as the timing of their issuance or the lifting of the de facto moratorium is uncertain. The de facto moratorium has recently been bolstered by New York state court decisions recognizing municipal governments’ authority to ban hydraulic fracturing based on local land use regulations. Similar bans and moratoria are being considered or have been implemented by other states and local governments as well. Specifically, an indefinite moratorium is in effect in the Delaware River Basin Commission’s (“DRBC”) “Special Protection Waters” watershed until the DRBC finalizes rules regulating hydraulic fracturing.

Internationally, Quebec imposed a moratorium on horizontal hydraulic fracturing drilling for natural gas in April 2012 pending further study and France and Bulgaria banned the practice in June 2011 and January 2012, respectively. Other countries and foreign municipalities are also considering or have implemented bans, moratoria or other regulations. Several private lawsuits have been filed asserting that chemicals used in certain hydraulic fracturing operations have resulted in the contamination of soil and groundwater of nearby landowners and drinking water facilities. These regulatory and legal developments could lead to a curtailment of hydraulic fracturing or make it more expensive to conduct and, as a result, materially adversely affect our pricing or the demand for our services. In addition, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental equipment. This could materially and adversely affect our current revenue and operating results and our prospects for revenue growth.

Certain of our pump products are subject to increasingly stringent non-road diesel engine emissions standards adopted by the EPA that are being phased in over time for different engine sizes and horsepower ratings. We have developed plans to achieve substantial compliance with these requirements, which rely, in part, on the timely development of compliance engines by our suppliers and our participation in correct EPA regulatory programs. If we are unable to successfully execute such plans, our ability to place our products into the market may be inhibited, which could have a material adverse effect on our competitive position and financial results. Additionally, we expect that these regulatory changes will result in the implementation of price increases, some of which may be significant, on engines subject to these regulations. The extent to which we are able to pass along to our customers these costs in the form of price increases may adversely affect market demand for our products and/or our profit margins, which may adversely affect our financial results. In addition, if our competitors implement different strategies with respect to compliance with these requirements in ways that we do not currently anticipate, we may experience lower market demand for our products that may, ultimately, materially and adversely affect our net sales, profit margins and overall financial results.

We operate trucks and other heavy equipment associated with many of our service offerings. We therefore are subject to regulation as a motor carrier by the United States Department of Transportation and by various state agencies and their foreign equivalents, whose regulations include certain permit requirements of state or provincial highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, driver fitness and qualifications, safety, equipment testing and specifications and insurance requirements. In particular, the Federal Motor Carrier Safety Administration (“FMCSA”) implemented the Comprehensive Safety Accountability operational model in 2010, which evaluates driver behavior in six different on-road safety categories. If a company falls into the bottom quartile in any category, the FMCSA will send that company a warning letter. There are no penalties associated with this warning letter other than increased roadside inspections; however, if a company had received such a letter and did not improve its safety performance, there could be further scrutiny of its operations in the future, including investigations of safety practices and imposition of a cooperative safety plan. In severe instances, the FMCSA could issue notices of violations imposing civil penalties or even order us to cease all motor vehicle operations. We currently operate under the highest safety/compliance rating (Satisfactory) available from the FMCSA, which was issued to our company by the FMCSA on April 16, 1991 and subsequently confirmed by the FMCSA on its review of BakerCorp’s safety rating in 2007. The company’s scores under the FMCSA’s new CSA 2010 system as of the last monthly report of January 25, 2013 are below the investigation thresholds currently used by the FMCSA to identify motor carriers for audit and intervention. In summary, we have, and continue to implement, policies and procedures to ensure substantial compliance with all applicable FMCSA regulations and initiatives, and our efforts in this regard are reflected in our good compliance history with this federal agency. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations by requiring changes in fuel emissions limits, the hours of service (“HOS”) regulations, limits on vehicle weight and size and other matters, including safety requirements. HOS rules that restrict the amount of time a driver may drive or work in any specific time period went into full effect on July 1, 2013, and reduced by 12 hours (from 82 hours within a seven day period to 70 hours), the maximum number of hours a truck driver can work within a week, and also implemented a mandatory rest requirement period as part of its “34-hour restart” provision. The final HOS rule retained the prior 11-hour daily driving limit, but trucking companies that allow drivers to exceed the 11-hour driving limit face severe fines and penalties. During July 2012, President Obama signed into law a new two-year transportation reauthorization bill, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”; P.L. 112-141), which directs FMCSA to begin 29 new rulemakings within 27 months and initiate several studies, authorizes increased enforcement penalties and imminent hazard authority for unsafe property carriers, including impoundment, and imposes new notification requirements on carriers. Pursuant to MAP-21, FMCSA recently issued a rulemaking mandating electronic logging devices ("ELDs") for all interstate carriers currently subject to record keeping requirements for its HOS regulations. Additional regulations that affect transportation are proposed from time to time, including energy efficiency standards for vehicles and emissions standards for greenhouse gases, which may impact our capital expenditure costs and operational costs.

On September 15, 2011, the National Highway Traffic Safety Administration (the "NHTSA") published its final rule on greenhouse gas emissions and fuel efficiency standards for medium- and heavy-duty trucks effective for model year 2014 that requires significant reductions, ranging from between 10% and 20%, in fuel consumption and greenhouse gas emissions by model year 2018. The new standards are tailored to each of three regulatory categories of heavy duty vehicles: (1) combination tractors (semi-trucks or big rigs); (2) heavy duty pickup trucks and vans; and (3) vocational vehicles (delivery trucks, garbage trucks, buses, etc.). We believe we may see an impact in both our truck purchase and maintenance costs since categories (1) and (2) represent a part of our fleet of vehicles used in conjunction with our business. On February 18, 2014, President Obama directed the EPA and the NHTSA to issue the next phase of fuel efficiency and greenhouse gas standards for trucks and other medium and heavy-duty vehicles and have them finalized by March 2016. We cannot predict whether, or in what form, any legislative or regulatory changes applicable to our trucking operations may be enacted and, accordingly, further developments in this area could have material adverse effect on our results of operations or cash flows.

Climate change and its association with the emission of greenhouse gas ("GHG") is receiving increased attention from the scientific and political communities. Certain states and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on GHG emissions from certain sectors or facility categories or mandating the increased use of electricity from renewable energy sources. Similar legislation has been proposed at the federal level. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted regulations that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHGs from certain stationary sources. Pursuant to two proposed settlement agreements it entered into in December, 2010, the EPA is in the process of finalizing greenhouse gas emission standards, known as New Source Performance Standards (“NSPS”) for certain newly built fossil fuel-fired power plants and intends to issue greenhouse gas emissions standards for existing power plants by June 2014 and finalize them a year later. The settlement agreements also call for NSPS for greenhouse gas emissions from refineries; however, the EPA has not proposed such NSPS to date. In addition, on November 30, 2010, the EPA published a final rule to expand its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. These actions could increase the costs of operating our businesses, reduce the demand for our products and services, and impact the prices we charge our customers, any or all of which could adversely affect our results of operations. In particular, a large portion of our revenue is generated by customers in the oil and gas exploration and refinery industries; accordingly, any regulatory changes that reduce or increase the cost of the exploration for or refining of petroleum products could materially adversely affect our revenue.

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

Our rental equipment is used in a broad range of industries, including oil and gas, industrial and environmental services, refining, environmental remediation, construction, chemicals, and others, all of which are cyclical in nature. The demand for our rental equipment is directly affected by the level of economic activity in these industries, which means that when these industries experience a decline in activity, there is a corresponding decline in the demand for our products affecting both price and volume. This could materially adversely affect our operating results by causing our revenue, net income and EBITDA to decrease and, because certain of our costs are fixed, our operating margins may also decline. A slowdown in the continuing economic recovery or worsening of economic conditions, in particular with respect to North American oil and gas industries, industrial activities and construction, could cause further weakness in our end markets and materially adversely affect our revenue and operating results. Furthermore, a disruption in the capital markets in the United States or globally could make it difficult for us to raise the capital necessary to fund our growth and maintain the liquidity necessary for our business operations. Other factors may materially adversely affect one or more of the industries that use our rental equipment and services, either temporarily or long-term, including:

•	a decrease in the price of oil or natural gas or a downturn in the energy exploration or refining industries;

•	a decrease in expected levels of infrastructure spending;

•	a change in laws that affects demand in an industry that we serve;

•	a lack of availability of credit or an increase in interest rates;

•	weather conditions, which may temporarily affect a particular region; or

•	terrorism or hostilities involving the United States, Canada, Mexico or Europe or that otherwise affect economic activity in a specific industry or generally.

Ongoing government review of hydraulic fracturing and its environmental impact could lead to changes to this activity or its substantial curtailment, which could materially adversely affect our revenue and results of operations.

Approximately 23.3% of our total revenue during the twelve months ended January 31, 2014 was related to assisting customers in extracting oil and natural gas. A significant portion of this revenue involves rentals to customers that use the hydraulic fracturing, or “fracking,” method to extract natural gas. This method uses a comparatively high amount of water and other liquids and accordingly requires a more intensive use of the products we rent to customers. This method has been the subject of scrutiny by several states, local communities, the Federal government, foreign jurisdictions, and advocacy groups regarding its impact on the environment. The EPA is studying the potential adverse effects that hydraulic fracturing may have on the environment and public health and is considering or has issued regulations or guidance regarding certain aspects of the process, including the sourcing of water, underground injection of fracturing liquids containing diesel fuel, wastewater disposal and air emissions. The Bureau of Land Management is in the process of developing rules applicable to hydraulic fracturing on federal and Indian land that may require, among other things, oil and natural gas operators to disclose the chemicals used in hydraulic fracturing operations, guarantee the safe construction of wells, reduce air emissions, and improve their handling of wastewater. In addition, from time to time, legislation is introduced in Congress that could result in additional regulatory burdens such as permitting, construction, financial assurance, monitoring, recordkeeping, and plugging and abandonment requirements. State, local, and foreign governments have also begun to regulate hydraulic fracturing. Several states have implemented or are considering rules that require operators to disclose the types of chemicals used in fracking fluids injected into natural gas wells or impose other requirements on hydraulic fracturing operations. In New York, a de facto moratorium on issuing drill permits for horizontal gas drilling and high-volume hydraulic fracturing has been in place since 2008 pending the finalization of studies on the impact of the practice on human health and the environment. The New York State Department of Environmental Conservation is not expected to take any final action or make any decision regarding the practice until April 2015 or later, after the results of the health and environmental studies are complete. The nature of any final regulations as well the timing of their issuance or the lifting of the de facto moratorium is uncertain. The de facto moratorium has recently been bolstered by New York state court decisions recognizing municipal governments’ authority to ban hydraulic fracturing based on local land use regulations. Similar bans and moratoria are being considered or have been implemented by other state, local and regional governmental authorities as well. Specifically, an indefinite moratorium is in effect in the Delaware River Basin Commission’s “Special Protection Waters” watershed until the commission finalizes rules regulating hydraulic fracturing.
Internationally, Quebec imposed a moratorium on horizontal hydraulic fracturing drilling for natural gas in April 2012 pending further study and France and Bulgaria banned the practice in June 2011 and January 2012, respectively. Other countries and foreign municipalities are also considering or have implemented bans, moratoria or other regulations. Several private lawsuits have been filed asserting that chemicals used in certain hydraulic fracturing operations have resulted in contamination of soil and groundwater of nearby landowners and drinking water facilities. These regulatory and legal developments could lead to a curtailment of hydraulic fracturing or make it more expensive to conduct and, as a result, materially adversely affect our pricing or the demand for our services. In addition, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental equipment. This could materially and adversely affect our current revenue and operating results and our prospects for revenue growth.

We intend to continue to expand our business into new geographic markets, and this expansion may be costly and may not be successful.

We have and plan to make substantial investments of both time and money as part of our continued and existing expansion into new markets or markets which are not fully developed, including Europe. This expansion could require financial resources that would not therefore be available for other aspects of our business, and it may also require considerable time and attention from our management, leaving them with less time to focus on our existing businesses. We may also be required to raise additional debt or equity capital for these initiatives. In addition, we may face challenges operating in new business climates with which we are unfamiliar, including facing difficulties in staffing and managing our new operations, fluctuations in currency exchange rates, exposure to additional regulatory requirements, including certain trade barriers, changes in political and economic conditions, and exposure to additional and potentially adverse tax regimes. Our success in any new markets, including Europe, will depend, in part, on our ability to anticipate and effectively manage these and other risks. It is also possible that our increased investment in new markets will coincide with an economic downturn there that prevents our ability to expand successfully. Finally, it is possible that we will face increased competition in any new markets as other companies attempt to take advantage of the market opportunities there, and any new competitors could have substantially more resources than we do and may have better relationships and a greater understanding of the region. If we fail to manage the risks inherent in our geographic expansion, we could incur substantial capital and operating costs without any related increase in revenue, which would harm our operating results and our ability to service our debt.

Our growth strategy includes evaluating selected acquisitions, which entails certain risks to our business and financial performance.

We have historically achieved a portion of our growth through acquisitions and expect to evaluate selected future acquisitions as part of our strategy for future growth. Any acquisition of another business, including our acquisition of Kaselco, LLC on December 9, 2013, entails risks, and it is possible that we will not realize the expected benefits from an acquisition or that an acquisition will adversely affect our existing operations. Acquisitions entail certain risks, including:

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
Certain of our pump products are subject to increasingly stringent non-road diesel engine emissions standards adopted by the EPA that are being phased in over time for different engine sizes and horsepower ratings. We have developed plans to achieve substantial compliance with these requirements, which rely, in part, on the timely development of compliance engines by our suppliers and our participation in correct EPA regulatory programs. If we are unable to successfully execute such plans, our ability to place our products into the market may be inhibited, which could have a material adverse effect on our competitive position and financial results. Additionally, we expect that these regulatory changes will result in the implementation of price increases, some of which may be significant, on engines subject to these regulations. The extent to which we are able to pass along to our customers these costs in the form of price increases may adversely affect market demand for our products and/or our profit margins, which may adversely affect our financial results. In addition, if our competitors implement different strategies with respect to compliance with these requirements in ways that we do not currently anticipate, we may experience lower market demand for our products that may, ultimately, materially and adversely affect our net sales, profit margins and overall financial results.

Under certain laws and regulations, such as the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 (“CERCLA”) known as the Superfund law, the obligation to investigate and remediate contamination at a facility may be imposed on current and former owners or operators of that facility or on persons who may have sent or arranged to send hazardous waste for disposal. Liability under these laws and regulations may be imposed jointly and severally without regard to fault or to the legality of the activities giving rise to the contamination. Under these laws, we may be liable for, among other things, (i) fines and penalties for non-compliance and (ii) the costs of investigating and remediating any contamination at a site where we operate, where our equipment is used or disposal sites to which we may have sent, or arranged to send, hazardous waste in the past, regardless of fault. Our customers often use, dispose of, and store and dispense solid and hazardous waste, wastewater, petroleum products and other regulated materials in connection with their use of our equipment. While we have a policy with certain limited exceptions to require customers to return tanks and containers clean of any substances, they may fail to comply with these obligations.
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
We have the capability to serve customers in all 50 states in the United States as well as all of the countries in Europe and customers in both Canada and Mexico. This exposes us and our customers to a host of different federal, national, state and local regulations. Many of these laws and regulations affect our customers’ need for our equipment. Accordingly, changes in these laws and regulations could materially adversely affect the demand for our rental equipment in the relevant jurisdictions and thereby decrease our revenue and our margins.
These laws and requirements also address multiple aspects of our operations, such as product design, worker safety, consumer rights, privacy, employee benefits, environmental, safety, transportation and other matters. Furthermore, different jurisdictions often have different and sometimes contradictory requirements. Furthermore, because we operate in several different countries and are capable of operating in all 50 states, we have to adapt to and comply with different regulatory regimes. Changes in these requirements, or in their interpretation and implementation, could lead to significant increases in our costs. Further, any material failure by our branches to comply with any legal or regulatory requirement could harm our reputation, limit our business activities, and cause us to incur fines or penalties, or have other adverse impacts on our business.

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
In particular, the FMCSA implemented the Compliance Safety Accountability operational model in 2010, which evaluates driver behavior in six different on-road safety categories. If a company falls into the bottom quartile in any category, the FMCSA will send that company a warning letter. There are no penalties associated with such a warning letter other than increased roadside inspections; however, if a company had received such a letter and did not improve its safety performance, there could be further scrutiny of its operations in the future, including investigations of safety practices and imposition of a cooperative safety plan. In severe instances, the FMCSA could issue notices of violations imposing civil penalties or even order us to cease all motor vehicle operations.
The trucking industry is subject to possible regulatory and legislative changes that may impact our operations by requiring changes in fuel emissions limits, the hours of service (“HOS”) regulations, limits on vehicle weight and size and other matters, including safety requirements. HOS rules that restrict the amount of time a driver may drive or work in any specific time period went into full effect on July 1, 2013 and reduced by 12 hours (from 82 hours within a seven day period to 70 hours) the maximum number of hours a truck driver can work within a week and also implemented a mandatory rest requirement period as part of its “34-hour restart” provision. The final HOS rule retained the prior 11-hour daily driving limit, but trucking companies that allow drivers to exceed the 11-hour driving limit face severe fines and penalties. During July 2012, President Obama signed into law a new two-year transportation reauthorization bill, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”; P.L. 112-141), which directs FMCSA to begin 29 new rulemakings within 27 months and initiate several studies, authorizes increased enforcement penalties and imminent hazard authority for unsafe property carriers including impoundment, and imposes new notification requirements on carriers. Pursuant to MAP-21, FMCSA recently issued a rulemaking mandating electronic logging devices (“ELDs”) for all interstate carriers currently subject to record keeping requirements for its HOS regulations.
Additional regulations that affect transportation are proposed from time to time, including energy efficiency standards for vehicles and emissions standards for greenhouse gases, which may impact our capital expenditure costs and operational costs. On September 15, 2011, the National Highway Traffic Safety Administration (the “NHTSA”) issued its final rule on greenhouse gas emissions and fuel efficiency standards for medium- and heavy-duty trucks effective for model year 2014 requires significant reductions, ranging from between 10% and 20%, in fuel consumption and greenhouse gas emissions by model year 2018. The new standards are tailored to each of three regulatory categories of heavy-duty vehicles: (1) combination tractors (semi-trucks or big rigs); (2) heavy-duty pickup trucks and vans; and (3) vocational vehicles (delivery trucks, garbage trucks, buses, etc.). We believe we may see an impact in both our truck purchase and maintenance costs since categories (1) and (2) represent a part of our fleet of vehicles used in conjunction with our business. On February 18, 2014, President Obama directed the EPA and the NHTSA to issue the next phase of fuel efficiency and greenhouse gas standards for trucks and other medium and heavy-duty vehicles and have them finalized by March 2016. We cannot predict whether, or in what form, any legislative or regulatory changes applicable to our trucking operations may be enacted and, accordingly, further developments in this area could have a material adverse effect on our results of operations or cash flows.

Climate change, climate change regulations and greenhouse effects may materially adversely impact our operations and markets.
Climate change and its association with the emission of GHGs is receiving increased attention from the scientific and political communities. Certain states and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on greenhouse gas emissions from certain sectors or facility categories or mandating the increased use of electricity from renewable energy sources. Similar legislation has been proposed at the federal level. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted regulations that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHGs from certain stationary sources. Pursuant to two proposed settlement agreements dated December 23, 2010, the EPA is in the process of finalizing greenhouse gas emission standards, known as New Source Performance Standards (“NSPS”) for certain newly built fossil fuel-fired power plants and intends to issue greenhouse gas emissions standards for existing power plants by June 2014 and finalize them a year later. The settlement agreements also call for NSPS for greenhouse gas emissions from refineries; however, the EPA has not proposed such NSPS to date. In addition, on November 30, 2010, the EPA published a final rule to expand its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage and distribution facilities. These actions could increase the costs of operating our businesses, reduce the demand for our products and services and impact the prices we charge our customers, any or all of which could adversely affect our results of operations. In particular, a large portion of our revenue is generated by customers in the oil and gas exploration and refinery industries; accordingly, any regulatory changes that reduce, or increase the cost of, the exploration for or refining of petroleum products could materially adversely affect our revenue.

The obligations associated with being a public company require significant resources and management attention, which may divert from our business operations.
We voluntarily comply with the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and are subject to certain provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). The indenture governing the notes requires that we file annual, quarterly and current reports with the SEC. Sarbanes-Oxley requires, among other things that we establish and maintain effective internal controls and procedures for financial reporting. We incur significant costs to comply with these laws, including hiring additional personnel, implementing more complex reporting systems and paying higher fees to our third party consultants and independent registered public accounting firm. These include both upfront costs to establish compliance as well as higher annual costs, each of which may be material to investors. Furthermore, the need to establish the corporate infrastructure appropriate for a public company requires our management to engage in complex analysis and decision making, which may divert their attention away from the other aspects of our business. This could prevent us from implementing our growth strategy or may otherwise adversely affect our business, results of operations and financial condition.

We may be exposed to risks relating to evaluations of controls required by Sarbanes-Oxley.
Pursuant to Sarbanes-Oxley, our management is required to report on, and our independent registered public accounting firm may be required to attest to, the effectiveness of our internal control over financial reporting. Although we prepare our financial statements in accordance with accounting principles generally accepted in the United States of America, our internal accounting controls at any given time may not meet all standards applicable to companies with registered securities. If we fail to implement any required improvements to our disclosure controls and procedures, we may be obligated to report control deficiencies and our independent registered public accounting firm may not be able to certify the effectiveness of our internal controls over financial reporting. In either case, we could become subject to regulatory sanction or investigation. Further, these outcomes could damage investor confidence in the accuracy and reliability of our financial statements.

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
On August 22, 2012, the SEC adopted a new rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by companies filing public reports. The new rule, which became effective for the 2013 calendar year and requires a disclosure report to be filed by May 31, 2014, will require companies to perform due diligence, disclose, and report whether such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold, and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

Risks Related to the Notes and Our Indebtedness

We have a substantial amount of debt, which exposes us to various risks.

We have substantial debt and, as a result, significant debt service obligations. On January 31, 2014, our total indebtedness was $641.3 million (including $240.0 million aggregate principal amount of 8.25% senior notes due 2019 and $415.2 million aggregate principal amount outstanding under our term loan facility). On November 13, 2013, the Company borrowed $35.0 million of incremental term loans (the “Incremental Term Loans”), which may be used for general corporate purposes, including to finance permitted acquisitions. The terms applicable to the Incremental Term Loans are the same as those applicable to the term loans under the Credit Agreement. We also had an additional $45.0 million available for borrowing under our revolving credit facility at that date. Our substantial level of debt and debt service obligations could have important consequences including:

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

In addition, under certain circumstances, our credit facilities require us to comply with a maximum total leverage ratio, which is tested quarterly if outstanding loans and letters of credit under our revolving credit facility exceeds 25% of the total commitments thereunder. These restrictions could limit our ability to obtain future financings, make needed capital expenditures, respond to and withstand future downturns in our business or the economy in general or otherwise conduct corporate activities that are necessary or desirable. We may also be prevented from taking advantage of business opportunities that arise because of limitations imposed on us by these restrictive covenants. In addition, it may be costly or time consuming for us to obtain any necessary waiver or amendment of these covenants, or we may not be able to obtain a waiver or amendment on any terms.
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

The notes and the related guarantees are unsecured. This means they are effectively subordinated in right of payment to all of our and our subsidiary guarantors’ secured debt, including our credit facilities, to the extent of the value of the assets securing that debt. Loans under our credit facilities are secured by substantially all of our and the guarantors’ assets (subject to certain exceptions). We have $415.2 million outstanding under the term loan portion and no amount outstanding (and $45.0 million of unused availability) under the revolving portion of our credit facilities on January 31, 2014. Furthermore, the indenture governing the notes will allow us to incur additional secured debt.

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

None of our existing or future foreign subsidiaries will guarantee the notes, and some of our future domestic subsidiaries may not guarantee the notes. This means the notes are structurally subordinated to the debt and other liabilities of these subsidiaries. On January 31, 2014, our non-guarantor subsidiaries had $57.9 million of total liabilities, including trade payables and deferred tax liabilities and excluding intercompany liabilities. Our non-guarantor subsidiaries may, in the future, incur substantial additional liabilities, including debt. Furthermore, we may, under certain circumstances described in the indenture governing the notes, designate subsidiaries to be unrestricted subsidiaries, and any subsidiary that is designated as unrestricted will not guarantee the notes. In the event of our non-guarantor subsidiaries’ bankruptcy, insolvency, liquidation, dissolution, reorganization or similar proceeding, the assets of those non-guarantor subsidiaries will not be available to pay obligations on the notes until after all of the liabilities (including trade payables) of those non-guarantor subsidiaries have been paid in full.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

Our global headquarters is located in Seal Beach, California.

Location	Purpose or Use	Square Feet on January 31, 2014	Status on January 31, 2014
Seal Beach, California	Corporate headquarters	33,419	Leased, expires July 31, 2015

We lease all of our locations in the United States, Canada, Mexico, and Europe. Upon expiration of our leases, we believe we will obtain lease agreements under similar terms; however, there can be no assurance that we will receive similar terms or that any offer to renew will be accepted.

See Note 16, “Commitments and Contingencies—Leases” of the Notes to Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K for additional information regarding our obligations under leases.

Item 3.	LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, refer to Note 16, “Commitments and Contingencies—Litigation” of the Notes to Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K, which is incorporated herein by reference.

PART II

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

All of our outstanding shares are privately held, and there is no established public market for our shares.

Holders

On January 31, 2014, there was one holder of record of our common stock, BakerCorp International Holdings, Inc.

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

Purchases of Equity Securities by the Issuer

There were no purchases of our equity securities made by or on behalf of us during the twelve months ended
January 31, 2014.

Equity Compensation Plans

For information regarding equity compensation plans, see Note 13 “Share-based Compensation” of the Notes to Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.

Item 6.	SELECTED FINANCIAL DATA

The following table details our selected consolidated historical financial data for the stated periods. Amounts include the effect of rounding. Certain prior-period amounts in the selected financial data tables have been reclassified to conform to the current financial presentation. Immaterial error corrections have been made to the financial data presented below. Refer to Note 1, "Business, Basis of Presentation, and Summary of Significant Accounting Policies", of the Notes to Consolidated Financial Statements included in Item 8. This material should be read with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related footnotes included elsewhere in this report. The financial information presented may not be indicative of our future performance.

Consolidated Historical Financial Data (dollar amounts in thousands):

	Selected Financial Information
	Successor			Predecessor
	Twelve Months Ended January 31, 2014	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011	Twelve Months Ended January 31, 2011
Statement of Operations Data:
Total revenue	$310,611	$314,467	$214,410	$94,954	$246,086
Total operating expense	291,309	253,398	180,976	93,839	186,417
Income from operations	19,302	61,069	33,434	1,115	59,669
Total other expenses, net	45,230	43,763	29,889	51,933	54,680
(Loss) Income before income tax (benefit) expense	(25,928)	17,306	3,545	(50,818)	4,989
Income tax (benefit) expense	(7,684)	7,476	1,295	(16,836)	2,568
Net (loss) income	$(18,244)	$9,830	$2,250	$(33,982)	$2,421
For the period ended:
Cash	$25,536	$28,069	$36,996	$16,638	$14,088
Accounts receivable, net	65,142	62,489	55,824	44,786	45,924
Property and equipment, net	393,142	373,794	343,630	239,595	238,020
Total assets	1,274,506	1,265,737	1,323,680	767,393	758,525
Total debt (excluding capital leases)	641,279	605,616	607,105	485,300	489,044
Shareholder’s equity	$373,756	$399,396	$382,128	$59,302	$69,779

Non-U.S. GAAP Financial Measures

The following is a reconciliation of our net (loss) income to EBITDA and Adjusted EBITDA for the twelve months ended January 31, 2014 and January 31, 2013, the eight months ended January 31, 2012, the four months ended May 31, 2011, and the twelve months ended January 31, 2011 (in thousands):

	Successor			Predecessor
	Twelve Months Ended January 31, 2014	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011
Net (loss) income	$(18,244)	$9,830	$2,250	$(33,982)
Interest expense	41,294	43,707	29,889	16,349
Income tax (benefit) provision	(7,684)	7,476	1,295	(16,836)
Depreciation and amortization expense	62,491	58,667	45,268	11,125
EBITDA	$77,857	$119,680	$78,702	$(23,344)
Accrued unrealized loss on swaps	—	—	—	28,934
Foreign currency exchange loss, net	937	56	—	2
Loss on extinguishment and modification of debt	2,999	—	—	3,338
Acquisition and transaction costs	1,841	—	11,755	15,203
Financing related costs	1,702	1,116	—	56
Regulatory and SOX related costs	4,413	1,598	—	—
Severance related costs	5,484	1,044	—	418
Sponsor management fees	602	588	985	9,337
Share-based compensation expense	2,901	4,199	1,356	2,378
Unrealized (gain) loss on swaps	—	—	(451)	3,761
Impairment of long-lived assets	2,370	—	—	—
Other	2,278	543	387	52
Adjusted EBITDA (1)(2)(3)	$103,384	$128,824	$92,734	$40,135
Adjusted EBITDA margin (3)	33.3%	41.0%	43.3%	42.3%

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

(3)
Beginning in the second quarter of fiscal year 2014, Adjusted EBITDA no longer excludes the impact of gain on sale of equipment. Previously reported Adjusted EBITDA has been restated to conform to the fiscal year 2014 presentation.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Part I, Item 1, “Business;” Part II, Item 6, “Selected Financial Data;” and Part II, Item 8, “Financial Statements and Supplementary Data.” Except for historic information contained herein, the matters addressed in this MD&A constitute “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Exchange Act, as amended. Forward‑looking statements may be identified by the use of terms such as “anticipate,” “believe,” “expect,” “intend,” “project,” “will,” and similar expressions. Such forward‑looking statements are subject to a variety of risks and uncertainties, including those discussed under the heading “Statement of Caution Under the Private Securities Litigation Reform Act of 1995,” in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K, that could cause actual results to differ materially from those anticipated by us. We undertake no obligation to update these forward‑looking statements to reflect events or circumstances after the date of this Annual Report or to reflect actual outcomes.

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with our consolidated financial statements and accompanying notes for the year ended January 31, 2014. The discussion is divided into the following sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

Overview

Business

We are a provider of liquid and solid containment solutions operating within the specialty sector of the broader industrial services industry. We provide equipment rental, service and sales to our customers through a solution-oriented approach often involving multiple products. We provide our containment solutions within the United States through a national network with the capability to serve customers in all 50 states as well as a growing number of international locations in Europe and Canada. We maintain one of the largest and most diverse liquid and solid containment rental fleets in the industry consisting of more than 24,000 units, including steel tanks, polyethylene tanks and berms, roll-off boxes, pumps, pipes, hoses and fittings, filtration units, and tank trailers.

We serve customers in over 15 industries, including oil and gas, industrial, refining, construction, environmental remediation and services, and chemicals, transportation, power and municipal works. During the twelve months ended January 31, 2014, no single customer represented more than 10% of our total revenue, and our top ten customers accounted for approximately 20% of our total revenue.

Our revenue growth is generated primarily by increasing the efficiency, scope and scale of our rental fleet and related services. Our key business objectives are the following:

•
Increase the utilization of our equipment, which we measure using the ratio of the number of days that our rental fleet is on rent to the total number of days in the period. Utilization reflects the demand for our products in relation to the level of equipment available to service our customers’ needs.

•
Increase the size and scope of our rental fleet. Although our equipment has relatively long useful lives, we need to invest in equipment to replace units that have been retired and purchase additional equipment to support any growth in our revenues.

•	Improve the average daily rental rate that we earn from our products and services by obtaining deeper service and maintenance relationships with customers.

•	Provide additional ancillary services related to our rental activity to differentiate our offerings.

•
Increase our market share in the markets we currently serve by expanding our customer base, improving our share with current customers, and expanding our existing product lines across our branch network.

•	Evaluate additional product lines and service offerings that complement and enhance our current capabilities.

•
Expand our market presence domestically and into new markets internationally. We will seek to expand our market presence which may require an upfront investment in equipment, facilities, and new staff. These investments may initially impact our near-term profitability, utilization, and other financial metrics.

•
Acquire organizations that possess products and services that will complement those of our Company and accelerate our entry into new markets, reach new customers, and enhance our product and service capabilities.

•	Evaluate the branch and product line structure and profitability to determine whether customers at certain locations may be served in a more profitable manner.

Geographic Operating Performance

Our branches and employees by reportable segment on January 31, 2014 and January 31, 2013 were the following:

	January 31, 2014	January 31, 2013	Change
Branches:
Number of branches-North American Segment	69	59	10
Number of branches-European Segment	10	8	2
Total branches	79	67	12
Employees:
Number of employees-North American Segment	873	805	68
Number of employees-European Segment	78	57	21
Total employees	951	862	89

Our operations are managed from our corporate headquarters, which is located in California. The majority of our operations, resources, property, and equipment are located in North America, and predominantly in the United States. We had one branch in Mexico and four branches in Canada on January 31, 2014. We have had operations in Canada and Mexico for several years, but these locations have not historically represented a significant source of revenue, operating income, or cash flows. We anticipate opening additional branches in Canada in the future. The United States, Canada, and Mexico comprise our North American segment. Our equipment has the capability to be utilized for multiple applications within North America. Within the U.S., Canada, and Mexico we incentivize our local managers to maximize return on assets under their control and have provided systems to enable equipment and resource sharing. As a result, equipment in the U.S., Canada, and Mexico is readily moved and shared by the local branch managers. The process of equipment and resource sharing within our reportable segments enables us to maximize our efficiency and respond to shifts in customer demand. On January 31, 2014, we had $335.0 million of net property and equipment located in North America.

We serve customers from our European segment from branches located in the Netherlands, Germany, France, the United Kingdom, and Poland. Our European operations are headquartered in the Netherlands. Our equipment is transferred between European countries to serve customers as demand dictates. These operations comprise our European segment. On January 31, 2014, we had $58.1 million of net property and equipment located in Europe.

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

•
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

Consolidated Condensed Statements of Operations (unaudited)

The table below presents results for the twelve months ended January 31, 2014 and January 31, 2013, the eight months ended January 31, 2012, and the four months ended May 31, 2011 (in thousands).

	Successor						Predecessor
	Twelve Months Ended January 31, 2014		Twelve Months Ended January 31, 2013		Eight Months Ended January 31, 2012		Four Months Ended May 31, 2011
	Amount	% of Revenues	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenues
Revenues:
Rental revenue	$246,479	79.4%	$253,005	80.5%	$175,554	81.9%	$77,710	81.8%
Sales revenue	21,342	6.9%	18,640	5.9%	12,490	5.8%	5,770	6.1%
Service revenue	42,790	13.8%	42,822	13.6%	26,366	12.3%	11,474	12.1%
Total revenue	310,611	100.0%	314,467	100.0%	214,410	100.0%	94,954	100.0%
Operating expenses:
Employee related expenses	108,042	34.8%	91,541	29.1%	53,877	25.1%	29,945	31.5%
Rental expense	38,083	12.3%	37,361	11.9%	27,273	12.7%	12,373	13.0%
Repair and maintenance	18,133	5.8%	15,162	4.8%	11,386	5.3%	4,596	4.8%
Cost of goods sold	12,539	4.0%	10,876	3.5%	7,770	3.6%	3,112	3.3%
Facility expense	25,048	8.1%	20,801	6.6%	12,180	5.7%	5,594	5.9%
Professional fees	8,962	2.9%	7,536	2.4%	2,870	1.3%	13,536	14.3%
Management fees	602	0.2%	588	0.2%	395	0.2%	9,927	10.5%
Merger and acquisition costs	—	0.0%	—	0.0%	10,528	4.9%	—	0.0%
Other operating expenses	17,705	5.7%	11,769	3.7%	9,425	4.4%	4,189	4.4%
Depreciation and amortization	62,491	20.1%	58,667	18.7%	45,268	21.1%	11,125	11.7%
(Gain) loss on sale of equipment	(2,666)	(0.9)%	(903)	(0.3)%	4	0.0%	(558)	(0.6)%
Impairment of long-lived assets	2,370	0.8%	—	0.0%	—	0.0%	—	0.0%
Total operating expenses	291,309	93.8%	253,398	80.6%	180,976	84.4%	93,839	98.8%
Income from operations	19,302	6.2%	61,069	19.4%	33,434	15.6%	1,115	1.2%
Other expense (income):
Interest expense, net	41,294	13.3%	43,707	13.9%	29,889	13.9%	16,349	17.2%
Loss on extinguishment of debt	2,999	1.0%	—	0.0%	—	0.0%	3,338	3.5%
Foreign currency exchange loss, net	937	0.3%	56	0.0%	—	0.0%	2	0.0%
Accrued unrealized loss on interest rate swaps	—	0.0%	—	0.0%	—	0.0%	28,934	30.5%
Unrealized loss on interest rate swaps	—	0.0%	—	0.0%	—	0.0%	3,310	3.5%
Total other expenses, net	45,230	14.6%	43,763	13.9%	29,889	13.9%	51,933	54.7%
(Loss) income before income taxes	(25,928)	(8.3)%	17,306	5.5%	3,545	1.7%	(50,818)	(53.5)%
Income tax (benefit) expense	(7,684)	(2.5)%	7,476	2.4%	1,295	0.6%	(16,836)	(17.7)%
Net (loss) income	$(18,244)	(5.9)%	$9,830	3.1%	$2,250	1.0%	$(33,982)	(35.8)%

Results of Operations-Twelve Months Ended January 31, 2014 compared to the Twelve Months Ended January 31, 2013

Introduction

On April 12, 2011, LY BTI Holdings Corp. (the “Predecessor”) and its primary stockholder, Lightyear Capital, LLC (solely in its capacity as stockholder representative) (collectively, the “Sellers”) entered into an agreement (the “Transaction Agreement”) to be purchased by B-Corp Holdings, Inc. (“B-Corp”), an entity controlled by funds (the “Permira Funds”) advised by Permira Advisers L.L.C. (the “Sponsor”), for consideration of approximately $988 million. As part of the transaction, the Predecessor also agreed to a plan of merger (“Merger” or “Merger Agreement”) with B-Corp Merger Sub, Inc. and its parent company, B-Corp, pursuant to which the Predecessor would merge with B-Corp Merger Sub, Inc. with the Predecessor surviving the Merger and changing its name to BakerCorp International, Inc. (the “Company,” “BakerCorp” or the “Successor”). B-Corp changed its name to BakerCorp International Holdings, Inc. (“BCI Holdings”) and owns one hundred percent of the outstanding equity of the Company. BCI Holdings is owned by the Permira Funds, along with certain indirect Rollover Investors and Co-Investors. The Transaction was completed on June 1, 2011.

Other than the name change, the Company’s primary business activities remained unchanged after the Transaction. However, the accompanying Consolidated Statements of Operations, Cash Flows and Shareholder’s Equity are presented for two periods, Successor and Predecessor, which relate to the period succeeding and preceding the Transaction, respectively.

($ in thousands, except Operating Data)	Twelve Months Ended
	January 31, 2014	January 31, 2013	$ Change	% Change
North America
Rental revenue	$220,017	$234,690	$(14,673)	(6.3)%
Sales revenue	21,319	18,637	2,682	14.4%
Service revenue	40,279	40,821	(542)	(1.3)%
Total North American revenue	281,615	294,148	(12,533)	(4.3)%
Europe
Rental revenue	26,462	18,316	8,146	44.5%
Sales revenue	23	3	20	666.7%
Service revenue	2,511	2,000	511	25.6%
Total European revenue	28,996	20,319	8,677	42.7%
Total Consolidated revenue	$310,611	$314,467	$(3,856)	(1.2)%
Operating Data:
North America
Average utilization (1)	55.7%	60.3%	(460bps)
Average daily rental rate (2)	$33.66	$33.82	$(0.16)	(0.5)%
Average number of rental units	23,033	21,769	1,264	5.8%
Europe
Average utilization (1)	52.1%	53.2%	(110bps)
Average daily rental rate (2)	$100.37	$99.14	$1.23	1.2%
Average number of rental units	1,055	776	279	36.0%
Consolidated
Average utilization (1)	55.6%	60.0%	(440bps)
Average daily rental rate (2)	$36.39	$35.69	$0.70	2.0%
Average number of rental units	24,087	22,545	1,542	6.8%

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

Revenue

Consolidated Revenue

Total revenue during the twelve months ended January 31, 2014 decreased by $3.9 million, or 1.2%, compared to the twelve months ended January 31, 2013. During the twelve months ended January 31, 2014, revenue from oil and gas customers decreased by $16.5 million, or 18.5% compared to the twelve months ended January 31, 2013, due to (i) an over-supply of tanks in certain shale regions, (ii) lower drilling rig activity, and (iii) and oversupply of oil and natural gas in certain key storage areas. Excluding oil and gas customers, consolidated revenue increased by $12.6 million, or 5.6%, during the twelve months ended January 31, 2014 compared to the twelve months ended January 31, 2013. The consolidated revenue increase, excluding oil and gas revenue, was due to increases in revenue related to our chemical, municipal works, construction, and environmental remediation customers.

Revenue by reportable segment for the twelve months ended January 31, 2014 is discussed in detail below.

North America

Our North American segment revenue decreased $12.5 million, or 4.3%, as a result of the decrease in rental and service revenue of $14.7 million and $0.5 million, respectively. The decrease in North American rental revenue was partially offset by an increase in sales revenue of $2.7 million. The decline in total North America revenue is primarily due to lower revenue from oil and gas customers by $17.5 million, or 19.9%, and chemical, municipal works by $2.1 million or 1.7%. The decline in oil and gas revenue is due to (i) an over-supply of tanks in certain shale regions, (ii) lower drilling rig activity, and (iii) an oversupply of oil and natural gas in certain key storage areas. The decrease was partially offset by increased revenue from construction and environmental remediation customers of $5.1 million, or 15.2%, and $2.7 million, or 8.3%, respectively.

Rental Revenue

Rental revenue decreased by $14.7 million, or 6.3%, during the twelve months ended January 31, 2014 compared to the twelve months ended January 31, 2013. The decrease in rental revenue was evidenced by the 460 basis point decrease in average utilization and the 0.5% decrease in average daily rental rate. Average utilization was negatively impacted by a combination of factors, including the reduction in demand primarily from customers involved in oil and natural gas production. In addition, the opening of eight new branches during the three months ended April 30, 2013 drove lower utilization during the twelve months ended January 31, 2014, as these branches were in the early stage of market penetration. The establishment of new branches requires investment in people, property, and rental fleet. Rental rates were negatively impacted by mix as a higher portion of our rental revenue was driven by the rental of equipment with lower rental rates. In addition to the above, re-rent revenue decreased $3.7 million due to our focus on replacing equipment rented from third parties with rental assets from our available rental fleet. Our average number of rental units increased 1,264 units, or 5.8%, during the fiscal year ended January 31, 2014 from 21,769 units during the fiscal year ended January 31, 2013, as we incurred $48.4 million of capital expenditures in our North American Segment during the fiscal year ended January 31, 2014.

Sales Revenue

Sales revenue increased by $2.7 million, or 14.4%, during the twelve months ended January 31, 2014 compared to the twelve months ended January 31, 2013 primarily due to increased sales of filtration and pumps. We have increased our inventory of pump parts, shortening the time to fill customer pump orders, resulting in additional pump revenue opportunities.

Service Revenue

Service revenue decreased by $0.5 million, or 1.3%, during the twelve months ended January 31, 2014 compared to the twelve months ended January 31, 2013. The decrease in service revenue was primarily driven by a decrease in hauling, labor, and other services performed in conjunction with projects relating to pumps, pipe and hose rentals as well as a decrease in the activity of our rental equipment fleet.

Europe

Total revenue from our European segment increased by $8.7 million, or 42.7%, during the twelve months ended January 31, 2014 compared to the twelve months ended January 31, 2013. The increase in European revenue is primarily due to increased revenues from chemical, industrial services, and refinery customers by $5.2 million, or 36.5%, environmental remediation customers of $1.4 million, or 58.6%, and oil and gas customers by $1.0 million, or 77.9%. The increase in revenue is the result of branch expansion, further market penetration in existing markets, and improvement in revenues from existing customers.

Rental Revenue

Rental revenue increased by $8.1 million, or 44.5%, during the twelve months ended January 31, 2014 compared to the twelve months ended January 31, 2013. The increase in rental revenue was primarily due to a 36.0% increase in average number of rental units, and a 1.2% increase in the average daily rate, partially offset by a 110 basis point decrease in utilization. The available rental fleet increased by 279 units, or 36.0%, from 776 units during the fiscal year ended January 31, 2013, as we continue to invest capital to improve market penetration and support our branch expansion. We have increased our total capital invested in European rental fleet by $20.6 million. Rental revenue from bulk item increased $1.8 million due primarily to higher demand for pipes, hoses, fittings and other items. The above increase also included $0.9 million favorable impact on revenue as a result of the Euro strengthening against the dollar.

Sales Revenue

Sales revenue during the twelve months ended January 31, 2014 increased slightly, in dollar terms, compared to the twelve months ended January 31, 2013. As a result, the change did not contribute significantly to the total increase in
European revenue.

Service Revenue

Service revenue for Europe increased by $0.5 million, or 25.6%, during the twelve months ended January 31, 2014 compared to the twelve months ended January 31, 2013 primarily due to increased service activity driven by higher levels of rental business compared to the prior year.

 Operating Expenses

Consolidated Operating Expenses

Total operating expenses during the twelve months ended January 31, 2014, increased by $37.9 million, or 15.0%, compared to the twelve months ended January 31, 2013. The increase was primarily attributable to increased operating expenses of $31.7 million, or 13.2%, in North America which is discussed in detail below. The increase in North American operating expenses was compounded by our European segment which increased operating expenses by $6.2 million, or 45.4%, compared to the twelve months ended January 31, 2013. The North American and European segments do not include an allocation of all inter-segment expenses.

North America

Total operating expenses during the twelve months ended January 31, 2014, was $271.5 million, an increase of $31.7 million, or 13.2%, compared to the twelve months ended January 31, 2013. The increase was primarily attributable to the following:

•
$13.6 million increase in employee related expenses primarily due to an $10.8 million increase in payroll and payroll-related costs resulting from the 68 additional employees, or 8.4%, increase in headcount from 805 employees at January 31, 2013. The increase was also related to a $4.1 million increase in severance payments due to our former CEO and CFO transition, and other members of management leaving the Company. These increases were partially offset by a $1.3 million decrease in stock-based compensation expense.

•
$5.2 million increase in other operating expenses primarily due to an increase in bad debt expense of $1.5 million, $0.7 million of employee recruitment and training expenses, $1.9 million of insurance and travel expenses, $0.4 million in trade shows/promotions/entertainment, $0.3 million of permits and citations, and $0.2 million in rating agency expenses, and $0.2 million of various other expenses. Bad debt expense was $0.8 million compared to a recovery of doubtful accounts of $1.2 million during the prior year due to better than expected loss rate on receivables during the twelve months ended January 31, 2013.

•
$3.5 million increase in facility expenses reflecting the opening of five new branches during the fiscal year ended January 31, 2013 and twelve new branches during the twelve months ended January 31, 2014.

•	$2.7 million increase in depreciation expense as we increased our investment in rental fleet during the prior twelve months.

•	$2.4 million increase as a result of an impairment of long-lived assets. The impairment costs were a result of management's decision to phase-out certain steel tanks over the next two fiscal years.

•
$2.6 million increase in repair and maintenance due to certain regulatory compliance upgrades, primarily the costs to paint our tanks white in Texas to meet a new environmental regulation. We expect these costs to decline during fiscal 2015.

•	$1.7 million increase in cost of goods sold which corresponds to the increase in sales revenue.

•
$1.2 million increase in professional fees, which was primarily due to consulting fees incurred to investigate acquisition opportunities and additional legal and professional costs related to the amended Credit Facility during February 2013.

•	$0.4 million increase within rental expenses.

•	Partially offsetting the increases in operating expenses above was a $1.5 million increase of gains on the sale of equipment.
Europe

Operating expenses for the European segment during the twelve months ended January 31, 2014 was $19.8 million, an increase of $6.2 million, or 45.4%, compared to the twelve months ended January 31, 2013. This increase was primarily due to the following:

•
$2.9 million increase in employee related expenses. The headcount in Europe increased by 21 employees, or 36.8%, during the twelve months ended January 31, 2014 from 57 employees during the twelve months ended January 31, 2013.

•	Depreciation expense increased $1.2 million, as we increased our investment in rental fleet during the twelve months ended January 31, 2014.

•	$0.7 million increase in facility expenses, primarily due to the expansion of our branch network.

•	Other operating expenses increased $0.7 million primarily due to an increase in bad debt expense and other various items.

•	Repair and maintenance increased $0.4 million corresponding to our increase in rental fleet.

•	Rental expenses increased $0.3 million driven by the increase in rental revenue.

 Other Expenses, Net

Consolidated

Other expenses during the twelve months ended January 31, 2014 increased by $1.5 million or 3.4%, to $45.2 million from $43.8 million during the twelve months ended January 31, 2013. This increase was mainly due to a $3.0 million loss on the extinguishment and modification of debt incurred during the twelve months ended January 31, 2014 related to the amended Credit Facility. The impact of the loss was partially offset by a decrease of $2.4 million in interest expense due to a decrease of 75 basis points in the senior term loan interest rate as a result of the February 2013 amendment to the Credit Facility. Refer to Note 10, “Debt” of the notes to the consolidated condensed financial statements for further details. The decrease in interest expense was partially offset by a $0.9 million increase in net losses from foreign currency exchange rate changes driven by an unfavorable change in the Canadian Dollar. The CAD/USD rate decreased 10%, from 1.00 on January 31, 2013 to 0.899 on January 31, 2014. The Mexican Peso/USD rate decreased 5%, from 0.079 on January 31, 2013 to 0.075 on January 31, 2014.

Income Tax (Benefit) Expense

Income tax (benefit) expense during the twelve months ended January 31, 2014 decreased by $15.2 million, to a benefit of $7.7 million from an expense of $7.5 million during the twelve months ended January 31, 2013. The decrease is due to primarily due to reduction in consolidated pre-tax book income and other discrete items impacting the twelve months ended January 31, 2014. Discrete items primarily include excess shortfalls associated with the exercise, cancellation and expiration of stock options and state effective tax rate change impacting U. S. deferred taxes.

Results of Operations-The Twelve Months Ended January 31, 2013 (Successor) Compared to the Eight Months Ended January 31, 2012 (Successor) and the Four Months Ended May 31, 2011 (Predecessor)

Revenue

($ in thousands, except Operating Data)	Successor		Predecessor
	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011	$ Change	% Change
North America
Rental revenue	$234,690	$163,938	$71,480	$(728)	(0.3)%
Sales revenue	18,637	12,490	5,769	378	2.1%
Service revenue	40,821	24,071	11,475	5,275	14.8%
Total North American revenue	294,148	200,499	88,724	4,925	1.7%
Europe
Rental revenue	18,316	11,616	6,230	470	2.6%
Sales revenue	3	—	—	3	0.0%
Service revenue	2,000	2,295	—	(295)	(12.9)%
Total European revenue	20,319	13,911	6,230	178	0.9%
Total Consolidated revenue	$314,467	$214,410	$94,954	$5,103	1.6%
Operating Data:
North America
Average utilization (1) (3)	60.3%	66.5%	67.5%	(660bps)
Average daily rental rate (2) (3)	$33.82	$33.25	$31.92	$1.00	3.0%
Average number of rental units (3)	21,769	20,583	19,928	1,018	4.9%
Europe
Average utilization (1) (3)	53.2%	67.3%	71.4%	(1,530bps)
Average daily rental rate (2) (3)	$99.14	$102.11	$105.00	$(4.00)	(3.9)%
Average number of rental units (3)	776	587	521	197	34.0%
Consolidated
Average utilization (1) (3)	60.0%	66.9%	67.6%	(680bps)
Average daily rental rate (2) (3)	$35.69	$34.75	$33.89	$0.92	2.7%
Average number of rental units (3)	22,545	21,170	20,449	1,215	5.7%

(1)
The average utilization of rental fleet is a measure of efficiency used by management; it represents the percentage of time a unit of equipment is on-rent during a given period. It is not a U.S. GAAP financial measure.

(2)	The average daily rental rate is used by management to gauge the daily rate of rental equipment that we specifically track during a given period. It is not a U.S. GAAP financial measure.

(3)	The metric changes may not be comparable as they were calculated by comparing the twelve months ended January 31, 2013 to the twelve months ended January 31, 2012.

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

Service Revenue

Service revenue increased $5.0 million, or 13.2%, to $42.8 million during the twelve months ended January 31, 2013 from $26.3 million during the eight months ended January 31, 2012 and $11.5 million during the four months ended May 31, 2011. The increase in service revenue was primarily driven by increased service activity driven by hauling, labor, and other services performed in conjunction with projects relating to pumps, pipe and hose rentals as well as the increased activity of our rental equipment fleet.

North America

Total revenue from our North American segment increased $4.9 million, or 1.7%, to $294.2 million during the twelve months ended January 31, 2013 from $200.5 million during the eight months ended January 31, 2012 and $88.8 million during the four months ended May 31, 2011.

Rental Revenue

Rental revenue decreased $0.7 million, or 0.3%, to $234.7 million from $164.0 million during the eight months ended January 31, 2012 and $71.5 million during the four months ended May 31, 2011. This change was primarily driven by the same factors aforementioned in the consolidated rental revenue section.

Sales and Service Revenue

The remaining increase was attributable to a $0.4 million increase in sales revenue as well as a $5.2 million increase in service revenue, driven by the same factors aforementioned in the consolidated service and sales revenue section.

Europe

Total revenue from our European segment remained consistent at $20.3 million during the twelve months ended January 31, 2013 compared to $13.9 million during the eight months ended January 31, 2012 and $6.2 million during the four months ended May 31, 2011.

Rental Revenue

Rental revenue increased $0.5 million, or 2.6%, to $18.3 million from $11.6 million during the eight months ended January 31, 2012 and $6.2 million during the four months ended May 31, 2011.

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

Europe

Operating expenses for the European segment during the twelve months ended January 31, 2013 increased $2.4 million, or 21.4%, to $13.6 million from $7.3 million during the eight months ended January 31, 2012 and $3.9 million during the four months ended May 31, 2011. The increase was primarily due to an increase of $1.6 million in personnel costs due to the increase in hiring activity to support our growth and branch expansion during this period in Europe and $0.8 million in depreciation and amortization expense due to a higher level of capital spending in Europe.

Other Expense, net

Consolidated

Other expense decreased $37.9 million, or 46.4%, to $43.8 million during the twelve months ended January 31, 2013 compared to the same period of fiscal year 2012. Excluding the impact of $32.3 million of Transaction costs occurred during the four months ended May 31, 2011, other expense decreased $5.7 million. Refer to Note 3 of the consolidated financial statements for further details regarding the Transaction. The decrease of $5.7 million was primarily driven by a $2.5 million decrease in interest expense (as a result of the lower outstanding debt balance) and a $3.3 million decrease in unrealized loss on interest rate swaps due to $3.3 million recorded during the eight months ended January 31, 2012 and no such loss was recorded during the twelve months ended January 31, 2013.

Liquidity and Capital Resources

Liquidity Summary

We have a history of generating higher cash flow from operations than net income recorded during the same period. The cash flow to fund our business has historically been generated from operations. We utilize this cash flow to invest in property and equipment that are core to our business and to reduce debt. We invest in assets that have relatively long useful lives. The Internal Revenue Code allows us to accelerate the depreciation of these assets for tax purposes over a much shorter period allowing us to defer the payment of income taxes.

On January 31, 2014 and January 31, 2013, our cash and cash equivalents by geographic region were the following:

(In thousands)	January 31, 2014	January 31, 2013	$ Change	% Change
United States	$20,930	$22,978	$(2,048)	(8.9)%
Europe	3,041	3,743	(702)	(18.8)%
Mexico	419	409	10	2.4%
Canada	1,146	939	207	22.0%
Total cash and cash equivalents	$25,536	$28,069	$(2,533)	(9.0)%

During the twelve months ended January 31, 2014, our cash and cash equivalents decreased by $2.5 million, or 9.0%. The decrease in our cash and cash equivalents was primarily due to our net loss from operations, an increase in accounts receivable, the business acquisition of Kaselco, and capital investment in our fleet and growth programs. These cash outflows were partially offset by the proceeds from the second amendment to our Credit Facility and lower interest payments on borrowings.

Our cash held outside the United States may be repatriated to the United States but, under current law, may be subject to United States federal income taxes, less applicable foreign tax credits. We do not plan to repatriate cash balances from our foreign subsidiaries to fund our operations within the United States. We have not provided for the United States federal tax liability on these amounts for financial statement purposes as this cash is considered permanently reinvested outside of the United States. We utilize a variety of cash planning strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Our intent is to meet our domestic liquidity needs through ongoing cash flow, external borrowings, or both. We expect to fund additional investment in Europe and Canada with cash located with those subsidiaries and, if necessary, with additional investment from the United States.

Our business is capital intensive and requires ongoing investment in equipment to maintain the size of our rental fleet. Most of our assets, if properly maintained, may generate a level of revenue similar to new assets of the same type over the assets useful lives. There is not a well-defined secondary or resale market for the majority of our assets; therefore, we rent our assets for as long as they may safely be employed to meet our customers’ needs. We invest capital in additional equipment with the expectation of generating revenue on that investment within a relatively short period of time.

We invest in new equipment for several reasons, including:

•	to expand our fleet of current product lines within markets where we already operate;

•	to enter new geographic regions;

•	to add additional product offerings in response to customer or market demands; and

•	to replace equipment that has been retired because it is no longer functional.

We have not made long-term commitments to purchase equipment. Additionally, the period of time between when we place an order for equipment and when we begin to receive it is typically two to four months. This ordering process enables us to quickly reduce our capital spending during periods of economic slowdown. During periods of expansion, we fund our investments in equipment utilizing our cash flow from operations or borrowings. Management believes our cash flow from operations and credit facility will be sufficient to fund our current operating needs and capital expenditures for at least the next 12 months.

Credit Facility

On June 1, 2011, we entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility and a $45.0 million revolving credit facility ($45.0 million available on
January 31, 2014).

On February 7, 2013, we entered into the First Amendment to our Credit Facility (the “First Amendment”), dated June 1, 2011 (the “Credit Agreement”), to refinance our senior term loan. Pursuant to the First Amendment, we borrowed $384.2 million of term loans (the “Amended Term Loan”) to refinance a like amount of term loans (the “Original Term Loan”) under the Credit Agreement. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin, subject to a LIBOR floor of 1.25%. The LIBOR margin applicable to the Amended Term Loan is 3.00%, which is 75 bps less than the LIBOR margin applicable to the Original Term Loan. In addition, pursuant to the First Amendment, among other things, (i) the term loan facility maturity date was extended to February 7, 2020, provided that the maturity will be March 2, 2019 if the Notes are not repaid or refinanced on or prior to March 2, 2019, (ii) the revolving facility maturity date was extended to February 7, 2018, and (iii) we obtained increased flexibility with respect to certain covenants and restrictions relating to the Company’s ability to incur additional debt, make investments, debt prepayments, and acquisitions. Furthermore, the excess cash flow prepayment requirement was extended to commence with the fiscal year ended January 31, 2014.

On November 13, 2013, we entered into the Second Amendment to the Credit Agreement. Pursuant to the Second Amendment, the Company borrowed $35.0 million of incremental term loans (the “Incremental Term Loans”), which may be used for general corporate purposes, including to finance permitted acquisitions. The terms applicable to the Incremental Term Loans are the same as those applicable to the term loans under the Credit Agreement (See Note 10, "Debt" for further information).

If more than 25% of the revolving credit facility is outstanding on the last day of any fiscal quarter, the Credit Facility requires us, on a consolidated basis, to maintain a total leverage ratio of (a) the excess of (i) consolidated total debt on such day over (ii) an amount equal to the unrestricted cash and cash equivalents of us and our restricted subsidiaries on such date, not to exceed $50.0 million, to (b) consolidated EBITDA, calculated on a proforma basis, for such period not in excess of the ratio set forth below:

Fiscal Quarter Ratio for each quarter ending:

January 2014	7.00:1.00
April 2014	7.00:1.00
July 2014	7.00:1.00
October 2014	7.00:1.00
January 2015	6.50:1.00
April 2015	6.50:1.00
July 2015	6.50:1.00
October 2015	6.50:1.00
Thereafter	6.00:1.00

On January 31, 2014, we did not have an outstanding balance on the revolving loan; therefore, on January 31, 2014, we were not subject to a leverage test. Additionally, on January 31, 2014, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

The Credit Facility issued during June 2011, and amended during February 2013 and November 2013, contains certain restrictive covenants (in each case, subject to exclusions) that limit, among other things, our ability and the ability of our restricted subsidiaries to: (1) create, incur, assume, or permit to exist, any liens; (2) create, incur, assume, or permit to exist, directly or indirectly, any additional indebtedness; (3) consolidate, merge, amalgamate, liquidate, wind up, or dissolve themselves; (4) convey, sell, lease, license, assign, transfer, or otherwise dispose of assets; (5) make certain restricted payments; (6) make certain investments; (7) make any optional prepayment, repayment, or redemption with respect to, or amend or otherwise alter the terms of documents related to, certain subordinated indebtedness; (8) enter into sale leaseback transactions; (9) enter into transactions with affiliates; (10) change our fiscal year end date or the method of determining fiscal quarters; (11) enter into contracts that limit our ability to incur any lien to secure our obligations under the Credit Facility; (12) create any encumbrance or restriction on the ability of any restricted subsidiary to make certain distributions; and (13) engage in certain lines of business. The facility also contains other customary restrictive covenants. The covenants are subject to various baskets and materiality thresholds.

As a result of amending our Credit Facility, and changes in the holders of our term loan, we recorded a $3.0 million loss on extinguishment and modification of debt consisting of unamortized deferred loan fees during the twelve months ended January 31, 2014. Of the $3.0 million loss, $2.6 million was related to the loss on extinguishment of debt and $0.4 million was related to the loss on modification of debt.

In addition, we expensed $0.9 million of advisory and other fees related to the First Amendment, which are included within professional fees on the statement of operations during the twelve months ended January 31, 2014. We recorded additional deferred financing costs of $0.5 million during the twelve months ended January 31, 2014, which are included in prepaid expenses and other current assets and the deferred financing costs, net asset on the balance sheet. In conjunction with the Second Amendment, we incurred $0.4 million of underwriting and syndication fees and $0.1 million of legal fees during the twelve months ended January 31, 2014. We classified these fees as third party costs of which $0.4 million was included as professional fees on the statement of operations during the twelve months ended January 31, 2014, and $0.1 million was recorded as additional deferred financing costs which was included in prepaid expenses and other current assets on the balance sheet on January 31, 2014.

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

Interest and Fees

Interest and Fees

Interest and fees related to our Credit Facility and Notes were as follows:

	Successor			Predecessor
(in thousands)	Twelve Months Ended January 31, 2014	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011
Credit Facility interest and fees (weighted average interest rate of 4.26% 4.89%, 5.0%, and 4.80%, respectively) (1)	$18,480	$21,418	$14,813	$6,090
Notes interest and fees (2)	20,804	20,485	14,004	5,131
Total interest and fees	$39,284	$41,903	$28,817	$11,221

(1)    Principal on the senior term loan is payable in quarterly installments of $1.0 million.
(2)    Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt

On January 31, 2014, the minimum required principal payments relating to the Credit Facility and the senior unsecured notes for each of the twelve months ending January 31 are due according to the following table:

(In thousands)
Principal Payments on Debt
2015	$4,163
2016	4,163
2017	4,163
2018	4,163
2019	4,163
Thereafter	634,413
Total	$655,228

 Sources and Uses of Cash

Our sources and uses of cash for selected line items in our consolidated statement of cash flows were the following:

	Twelve Months Ended
(In thousands)	January 31, 2014	January 31, 2013	$ Change
Operating activities
Net (loss) income	$(18,244)	$9,830	$(28,074)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision (recovery of) for doubtful accounts	825	(1,191)	2,016
Share-based compensation expense	2,901	4,199	(1,298)
Gain on sale of equipment	(2,666)	(905)	(1,761)
Depreciation and amortization	62,491	58,781	3,710
Amortization of deferred financing costs	2,383	2,545	(162)
Loss on extinguishment of debt	2,999	—	2,999
Impairment of long-lived assets	2,370	—	2,370
Deferred income taxes	(9,852)	2,922	(12,774)
Amortization of above-market lease	(685)	(673)	(12)
Changes in assets and liabilities:
Accounts receivable	(2,893)	(5,257)	2,364
Inventories, net	(1,264)	(362)	(902)
Prepaid expenses and other assets	(1,198)	1,083	(2,281)
Accounts payable and other liabilities	7,201	(4,286)	11,487
Cash provided by (used in) operating activities	$44,368	$66,686	$(22,318)
Cash used in investing activities	(72,388)	(70,515)	(1,873)
Cash provided by (used in) financing activities	25,085	(5,003)	30,088
Effect of foreign currency translation on cash	402	(95)	497
Net (decrease) increase in cash and cash equivalents	$(2,533)	$(8,927)	$6,394

Cash Provided by (Used In) Operating Activities

Cash flow from operations during the twelve months ended January 31, 2014 totaled $44.4 million, a decrease of $22.3 million compared to the twelve months ended January 31, 2013. This decrease was primarily related to the following:

•
Net (loss) income decreased $28.1 million, from net income of $9.8 million during the twelve months ended January 31, 2013 to a net loss of $18.2 million during the twelve months ended January 31, 2014.

•
The change of deferred income taxes resulted in a $12.8 million decrease in cash provided by operating activities. The change in deferred income taxes is primarily due to (i) the tax impact related to an increase in stock option exercise activity and (ii) bonus depreciation expense deductions recorded in our income tax filings, but not included in the calculation of the provision for income taxes during the fiscal year ended January 31, 2013.

•	The change in prepaid expenses and other current assets resulted in a $2.3 million reduction in cash flow from operations primarily as a result of higher prepaid insurance and vendor deposits.

The decreases above were partially offset by the following:

•
The change of accounts payable and other liabilities resulted in a $11.5 million increase to cash provided by operating activities primarily due to the timing of capital expenditures compared to the prior fiscal year period.

•	The change in depreciation and amortization resulted in a $3.7 million increase, primarily due to asset purchases during the twelve months ended January 31, 2014.

•
The loss on extinguishment and modification of debt resulted in a $3.0 million increase to cash provided by operating activities as a result of the amended Credit Facility. Refer to Note 10, “Debt” of the notes to the consolidated condensed financial statements for further details.

•
The impairment of long-lived assets resulted in a $2.4 million increase to cash provided by operating activities. We wrote-down certain steel tanks to estimated fair value. We decided to phase-out these steel tanks from our rental fleet. (See Note 1, "Business, Basis of Presentation, and Summary of Significant Accounting Policies" for further information).

Cash (Used In) Provided by Investing Activities

Cash used in investing activities consists of cashed used to purchase property and equipment, and Kaselco, partially offset by proceeds from the sale of equipment from our rental fleet. Purchases of property and equipment totaled $69.0 million and $73.7 million during the twelve months ended January 31, 2014 and January 31, 2013, respectively. The decline of property and equipment purchases is primarily a result of some purchase order receipts for equipment falling into the fiscal year ending January 31, 2015. On December 9, 2013, we entered into an agreement to acquire Kaselco, LLC’s (“Kaselco”) assets for total cash consideration of approximately $8.4 million. We assumed Kaselco's operations in San Marcos, Texas where it manufactures filtration equipment and provides related filtration services. We will expand our rental fleet with equipment assembled in San Marcos. We intend to utilize the acquired technology and equipment to expand our filtration solution offering across the industries we currently serve. We continue to invest in capital to support our branch expansion and our belief in the growth potential of certain long term trends. These trends include growth in the recovery of natural gas and oil from unconventional shale reserves through a shift to horizontal drilling and multistage hydraulic fracturing and the need to upgrade the aging sewer and water system infrastructure. Proceeds from equipment sales totaled $5.0 million and $3.2 million during the twelve months ended January 31, 2014 and January 31, 2013, respectively.

Cash Provided by (Used In) Financing Activities

Cash used in financing activities during the twelve months ended January 31, 2014 increased $30.1 million compared to the twelve months ended January 31, 2013. This increase was primarily due to $35.0 million of proceeds from the issuance of debt related to the Second Amendment to the Credit Agreement. This increase was partially offset by a $5.0 million return of capital related to BakerCorp International Holdings, Inc. for stock options exercised, and $1.0 million of professional fees that were included as deferred financing costs as a result of the amended Credit Facility. Refer to Note 10, “Debt” of the notes to the consolidated condensed financial statements for further information.

The repayment of debt totaled $3.9 million during the twelve months ended January 31, 2014 and
January 31, 2013.

Effect of Exchange Rate Changes on Cash

The effect of foreign currency translation on cash resulted in a $0.4 million increase to cash and cash equivalents during the twelve months ended January 31, 2014. The Canadian Dollar/USD and Mexican Peso/USD spot rates decreased from 1.00 and 0.079, respectively, to 0.899 and 0.075, respectively, on January 31, 2013 and January 31, 2014, respectively.

Hedging Activities

We have used interest rate swap agreements to effectively convert a portion of our debt with variable interest rates into a fixed interest rate obligation. Under our interest rate swap agreements, we typically agree to pay the counterparty a fixed interest rate in exchange for receiving interest payments based on an interest rate that will vary similarly to the rate on the debt that we are attempting to hedge. We have historically conducted our swaps with large well-capitalized counterparties whom we determined to be creditworthy.

We document all relationships between hedging instruments and hedged items, the risk management objective and strategy for undertaking various hedge transactions, the forecasted transaction that has been designated as the hedged item, and how the hedging instrument is expected to reduce the risks related to the hedged item. We analyze our interest rate swaps quarterly to determine if the hedged transaction remains effective or ineffective. We may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if we elect to remove the cash flow hedge designation. If hedge accounting is discontinued, and the forecasted hedged transaction remains probable of occurring, the previously recognized gain or loss on the interest rate swaps will remain in accumulated other comprehensive income and will be reclassified into earnings during the same period the forecasted hedged transaction affects earnings. Our determination of the fair value of our interest rate swaps was calculated using a discounted cash flow analysis based on the terms of the swap contracts and the observable interest rate curve. We adjust a liability on our balance sheet when the market value of the interest rate swap is different from our basis in the interest rate swap agreements. When an interest rate swap agreement qualifies for hedge accounting under generally accepted accounting principles, we record a charge or credit to other comprehensive income. When an interest rate swap agreement has not been designated as a hedge, or does not meet all of the criteria to be classified as a hedge, we record a net unrealized gain or loss within our consolidated condensed statement of operations.

On January 31, 2014, there were eight swap agreements with a total notional amount of $210.0 million outstanding, two with a three-year term and notional value totaling $60.0 million with a fixed rate of 1.68%, and six with a five-year term and a notional value totaling $150.0 million with a fixed rate of 2.35%. In addition to the above, on July 31, 2013 we entered into a new swap agreement with a three-year term and a notional amount totaling $71.0 million commencing on July 31, 2014 with a fixed rate of 1.64%, which will be reduced to $64.0 million on July 31, 2015, before it terminates on July 29, 2016. On January 31, 2014 and January 31, 2013, the liability recorded related to interest rate swaps was $4.0 million and $5.3 million, respectively, with no unrealized gain or loss recorded in the consolidated condensed statements of operations for the ineffective portion of the change in fair value of the interest rate swap agreements.

Contractual Obligations

We are obligated to make future payments under various contracts such as debt agreements, interest rate swap agreements, lease agreements, and purchase obligations. The following table represents our contractual obligations on January 31, 2014.

	Payments Due by Period
(in thousands)	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
Contractual obligations:
Commitment fee on credit facility	$533	$229	$304	$—	$—
Interest rate swap agreements	12,198	5,187	7,011	—	—
Operating lease obligations	34,571	9,882	13,115	5,323	6,251
Capital lease obligations	947	189	379	379	—
Senior term loan (2)	415,228	4,163	8,326	8,326	394,413
Scheduled interest payment obligations under senior term loan (1) (2)	88,771	17,824	35,159	25,781	10,007
Senior unsecured notes	240,000	—	—	—	240,000
Scheduled interest payment obligations under senior unsecured notes	105,600	19,800	39,600	39,600	6,600
Total contractual obligations	$897,848	$57,274	$103,894	$79,409	$657,271

(1)    Variable rate based on the three-month LIBOR assuming no changes from the rate at January 31, 2014.

(2)
We refinanced our senior term loan during February 2013 and borrowed an additional $35.0 million in November 2013. Refer to Note 10, "Debt", of the consolidated financial statements for further details.

Off-Balance Sheet Arrangements

At January 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material.

Accounting and Operating Overview

Revenue

We report our revenue within the following categories:

•
Rental Revenue—We generate rental revenue by directly renting our equipment, and to a lesser extent third party equipment (re-rent), to our customers. We enter into contracts with our customers to rent equipment based on a daily rental rate. The rental agreement may be terminated by us or our customers at any time. We recognize rental revenue on each rental day when (i) there is contractual evidence of the arrangement, (ii) the price is fixed and determinable and (iii) there is no evidence to indicate that collectability is not reasonably assured.

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

•
Sales Revenue—Sales revenue consists of the sale of new products held for sale and included in inventory, such as filtration media, pumps, and filtration units. Proceeds from the sale of rental fleet equipment are excluded from sales revenue and are recorded as part of our “Gain (loss) on sale of equipment.” We sell our products pursuant to sales contracts with our customers, which state the fixed sales price and the specific terms and conditions of the sale. Product sale revenue is recognized when persuasive evidence of an arrangement exists, the products have been delivered to customers, the pricing is fixed or determinable and there is no indication that the collectability of the revenue will not be reasonably assured.

•
Service Revenue—Service revenue consists of revenue for value-added services, such as equipment hauling and consultation and technical advice provided to the customer. We recognized these revenues when the services are complete and contractually earned. Service and product sale revenue is recognized when persuasive evidence of an arrangement exists, the services have been rendered, the pricing is fixed or determinable and there is no indication that the collectability of the revenue will not be reasonably assured.

Operating Expenses

Our operating expenses consist of the following:

•
Employee Related Expenses-include employee compensation, payroll taxes, temporary labor, and benefits such as bonuses, group medical and workers’ compensation costs, 401(k) matching and profit sharing. This caption reflects the cost of all our employees, including those directly involved in the performance of services, rental of equipment, and general and administrative functions. Our services and rental related activities are typically performed by the same branch employees.

•	Rental Expense includes outside hauling, re-rental and truck expenses such as fuel and supplies. Rental expense includes costs directly related to the performance of services and rental of equipment.

•
Repair and Maintenance expense includes the costs for repair and maintenance on rental and rental support equipment. Repair and maintenance expense is related to the rental of equipment and support equipment.

•	Cost of Goods Sold includes primarily third party purchase cost of items held in inventory and then sold during the period.

•
Facilities Expenses includes property rent, property taxes, yard, shop, office, telephone and utility expenses. This caption reflects the facility costs of all our locations, including those directly involved in the performance of services, rental of equipment, and general and administrative functions.

•	Professional Fees include outside legal, consulting and accounting costs.

•	Management Fees are costs for services provided by our Sponsor.

•	Merger and Acquisition Costs include all the costs directly attributable to the Transaction recorded by the Successor.

•
Other Operating Expenses include travel and entertainment, advertising and promotion, liability insurance, licenses, employee hiring and recruiting costs, and bad debt expense. These costs are general and administrative in nature.

•
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

•
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

•	Impairment of Long-Lived Assets-includes the write-off for the difference between the carrying value and the market value of certain equipment.

Critical Accounting Policies, Estimates, and Judgments

Our audited consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition; share-based compensation; allowance for doubtful accounts; our review for impairment of long-lived assets, intangible assets and goodwill; depreciation; medical insurance reserve; contingencies; deferred taxes; inventory valuation; business combinations; and interest rate swaps. We believe our judgments and estimates are reasonable; however, actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustments may be significant.

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

We enter into agreements to rent our equipment, sell our products and perform services, and, while the majority of our agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize revenue for each element. We recognize revenue for delivered elements as separate units of accounting only when the delivered elements have standalone value, uncertainties regarding customer acceptance are resolved and there are no customer-negotiated refund or return rights for the delivered elements. For elements that do not have standalone value, we recognize revenue consistent with the pattern of the associated deliverables. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item and the delivery and performance of the undelivered item is considered probable and substantially in our control, the delivered element constitutes a separate unit of accounting. Changes in the allocation of the sales price between elements may impact the timing of revenue recognition but will not change the total revenue recognized on the contract. Generally, the deliverables under our multiple element arrangements are delivered over a period of less than three months.

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

We accrue for volume rebates and discounts during the same period as the related revenues are recorded based on our current expectations, after considering historical experience. Changes in such accruals may be required if future rebates and incentives differ from our estimates. Rebates and incentives are recognized as a reduction of revenues if distributed in cash or customer account credits. Rebates and incentives are recognized as cost of sales if we provide products or services for payment. The rebates and discounts accrual balance on January 31, 2014 and January 31, 2013 was $0.6 million and $0.5 million, respectively.

We record a provision for estimated sales returns and allowances. The provision recorded for estimated sales returns and allowances is deducted from gross sales to arrive at net sales in the period the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that we have established, we will record a reduction or increase to net revenues in the period in which we make such a determination. The allowance for sales returns balance on January 31, 2014 and January 31, 2013 was $0.4 million and $0.4 million, respectively.

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

As discussed in Note 3, "Transaction Agreement" of the consolidated financial statements, BakerCorp International Holdings Inc. was initially capitalized by the issuance of 3,756,740 shares in exchange for $375.6 million or $100 per share.

At the Transaction closing, management elected to exchange predecessor stock and options with a fair value of $15 million for equivalent shares and options of BakerCorp International Holdings, Inc. Therefore, at the time of the closing of the Transaction, cash equity of $390.6 million was invested at $100 per common share and stock options. Additionally, the options contributed by management had an incremental value of $2.6 million. As such, the total initial capitalization of BakerCorp International Inc. was $393.2 million.

BakerCorp International Holdings, Inc. contributed the $393.2 million to the Company in exchange for 100 shares of common stock, as its sole shareholder.

     The valuation dates and the resulting value of BakerCorp International Holdings, Inc. common stock were the following:

	February 2010	June 2011	October 2011	March 2012	April 2012	July 2012	November 2012
Stock value per share (1)	$1.51	$86.60	$86.60	$117.00	$117.00	$123.30	$136.90
Number of option grants	780,432	418,939	24,000	15,000	6,500	15,000	—
Total Equity Value (1)	$75.2 million	$343.8 million	$343.8 million	$464.5 million	$464.5 million	$491.2 million	$520.2 million

	March 2013	September 2013	November 2013	January 2014
Stock value per share (1)	$140.00	$125.00	$116.00	$110.00
Number of option grants	16,500	495,000	—	24,000
Total Equity Value (1)	$532.0 million	$476.4 million	$442.3 million	$420.8 million

(1)	These values have been discounted for a marketability factor as the shares are not tradable on any market or exchange and contain transfer restrictions.

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

The June 2011 stock options were granted in the same month as the closing of the Transaction. The valuation of $86.60 per share value was determined based upon the $100 per share value of BakerCorp International Holdings Inc. at the time of the closing of the Transaction, discounted due to the absence of an actively traded market and restrictions on transfer of the stock. The stock options granted in October 2011 were valued at the same value as in June 2011 because of the close proximity to the June 2011 valuation and because the performance of the Company was consistent with expectations as of the June 2011 grant.

The stock options granted during fiscal year 2014 were valued based upon internal valuations, considering input from third parties, utilizing the following assumptions:

•	Expected Volatility-Management determined that historical volatility of comparable publicly traded companies is the best indicator of our expected volatility and future stock price trends.

•	Expected Dividends-We historically have not paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend rate.

•
Expected Term-For options granted "at-the-money", we used the simplified method to estimate the expected term for the stock options as we do not have enough historical exercise data to provide a reasonable estimate. For stock options granted "out-of-the-money", we used an adjusted simplified method that considers the probability of the stock options becoming “in-the-money”.

•	Risk-Free Rate-The risk-free interest rate was based on the U.S. Treasury yield with a maturity date closest to the expiration date of that stock option grant.

Our stock options have been granted to each individual, except our CEO (see below), in three tranches. The first tranche composed 50% of the total options granted, while the second and third tranches composed 25% each. The exercise price for the first tranche is the fair value of BakerCorp International Holdings, Inc. common stock on the grant date. The exercise price for the second tranche is approximately twice the fair value of BakerCorp International Holdings, Inc. common stock on the grant date. The exercise price for the third tranche is approximately three times the fair value of BakerCorp International Holdings, Inc. common stock on the grant date.

We have concluded that there is only a service condition and no market condition for the first tranche given the fair value of the common stock on the grant date does not vary significantly from the exercise price, and, therefore, the first tranche stock options do not constitute deeply out-of-the-money options. However, for the second and third tranches, we have concluded that a service and market condition exists, as the difference between the exercise price and the fair value of the BakerCorp International Holdings, Inc. common stock on the grant date is significant.

For stock options subject solely to service conditions (where cash settlement is not probable), we recognize the grant date fair value of the stock options within expense using the straight-line method. For stock options subject to service and market conditions (where cash settlement is not probable), we recognize compensation cost from the service inception date to the vesting date for each vesting tranche (i.e. on a tranche by tranche basis) using the accelerated attribution method.

For stock options where cash settlement is probable, we recognize any increases in fair value of the stock options period to period as expense and decreases in fair value as a reduction of equity, regardless of the presence of service, market, or performance conditions. During the fourth quarter of fiscal year 2014, certain options were converted from equity to liability awards, as we determined cash settlement upon exercise was probable. As a result, we remeasured the fair value of these options on January 31, 2014, and recognized an additional $0.2 million non-cash share-based compensation expense. In connection with the conversion from equity to liability awards, the Company reclassified $3.0 million from additional paid-in-capital to the shared based compensation liability for share-based compensation costs previously recognized for equity awards. On January 31, 2014, there was $1.2 million of total unrecognized compensation, which is expected to be amortized over a period of 2.4 years.

CEO Stock Options

We determined that all the stock option tranches granted to our CEO contain a service and performance condition. In addition, we performed an analysis for all stock options that were granted at a strike price significantly greater than the fair value of our stock at the time of grant and determined that these options had characteristics of “deep-out-of-the-money” stock options. Based on this analysis, we concluded these tranches were granted “deep-out-of-the-money” as the exercise prices were significantly greater than our grant date stock price of $125 (See "Current Common Stock Value" above for grant date price analysis). Options granted deep-out-of-the-money are deemed to contain a market condition.

The CEO’s options contain a liquidity event based performance condition. As a result, we determined compensation cost recognition should be deferred until the occurrence of the Change in Control. On October 31, 2013, the total unrecognized stock-based compensation expense for the CEO’s options was $10.6 million. During the fiscal year ended 2014, we did not recognize any stock based compensation expense related to the CEO’s options.

The assumptions used to calculate the fair value of our share-based payment awards represent our best estimates, but these estimates involve inherent uncertainties. As a result, if different assumptions had been used, our share-based compensation expense may have been materially different. In addition, if factors change and we use different assumptions, our share-based compensation expense may be materially different in the future.

Please refer to Note 13, "Share-Based Compensation" of the consolidated financial statements for more information on our share-based compensation plans.

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

In thousands	2014	2013	2012
As reported:
Allowance for doubtful accounts	$2,610	$3,023	$4,921

(Loss) income before income taxes	(25,928)	17,306	(47,273)
Income tax (benefit) expense	(7,684)	7,476	(15,541)
Net (loss) income	$(18,244)	$9,830	$(31,732)
As adjusted for hypothetical change in reserve estimates:
Allowance for doubtful accounts	$3,263	$3,779	$6,152
Increase in reserve	653	756	1,231

(Loss) income before income taxes	(26,581)	16,550	(48,504)
Income tax (benefit) expense	(7,878)	7,150	(15,946)
Net (loss) income	(18,703)	9,400	(32,558)
Decrease in (loss) net income	$459	$430	$826

Goodwill and Trade Names.

We assess the impairment of goodwill and trade names on November 1 of each fiscal year or whenever events or changes in circumstance indicate that the carrying value may not be recoverable.

Some factors we consider important that could trigger an impairment review include the following:

•significant under-performance relative to historical, expected or projected operating results;
•significant changes in the manner of our use of the acquired assets or our strategy;
•significant negative industry or general economic trends;
•a decline in the Company's valuation for a sustained period of time;
•a significant adverse change in legal factors or in business climate; and
•an adverse action or assessment by a regulator.

When performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Prior to fiscal year 2014, our reporting units for the purpose of testing goodwill for impairment consisted of seven geographic divisions located at a level below our two operating segments, North America and Europe. However, during the fiscal year ended January 31, 2014, as a result of the addition of a new CEO, who is considered to be the Chief Operating Decision Maker ("CODM"), and the way he views the business, a management reorganization during the fourth quarter of fiscal 2014, and changes in our asset management process, and changes in the regular periodic financial information provided to the CODM, we reassessed our reporting units. We determined we have two reporting units consisting of North America and Europe, which are also operating and reportable segments.
To evaluate whether goodwill is impaired, we compare the estimated fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. We estimate the fair value of our reporting units based on income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of Enterprise Value to EBITDA for comparable companies. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured.

The impairment loss, if any, would be calculated by comparing the implied fair value of goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the reporting unit’s fair value over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, changes in working capital, discount rates, selection of appropriate control premiums, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Due to the inherent uncertainty involved in making these estimates, actual future results related to assumed variables could differ from these estimates. Changes in assumptions regarding future results or other underlying assumptions would have a significant impact on either the fair value of the reporting unit or the amount of the goodwill impairment charge, if any.

We concluded our goodwill was not impaired on January 31, 2014. We did not record any goodwill impairment charges during the fiscal year ended January 31, 2013 (Successor), the eight months ended January 31, 2012 (Successor), or the four months ended May 31, 2011 (Predecessor).

To evaluate whether trade names are impaired, we compare the fair value to carrying value. We estimate the fair value using an income approach, using the asset’s projected discounted cash flows. We recognize an impairment loss when the estimated fair value of our trade names asset is less than its carrying value. Determining the fair value of trade names is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions. If actual results are not consistent with our estimates and assumptions, we may be exposed to material impairment charges. We did not record any impairment charges for trade names during the twelve months ended January 31, 2014, January 31, 2013 (Successor), the eight months ended January 31, 2012 (Successor), or the four months ended May 31, 2011 (Predecessor).

Long-Lived Assets and Customer Relationships.

We assess long-lived and intangible assets for impairment on an individual basis whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors considered important which may trigger an impairment review if significant include the following:

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

During the fourth quarter of fiscal year 2014, management approved a plan to phase-out, over the next two fiscal years, a line of steel tanks from our rental fleet in North America. As a result, we assessed these steel tanks for impairment. The Company determined that the $4.3 million net book value of these assets exceeded the asset's estimated fair value of $1.9 million. The fair value was determined using the income approach using a discounted cash flow method (a non-recurring Level 3 fair value measurement). Consequently, during the fiscal year ended January 31, 2014, we recorded an impairment charge of $2.4 million in our North American segment, which represents the excess of the net book value of the assets and the asset's fair value.

Customer Relationships Amortization Policy.

In conjunction with the Transaction purchase price allocation, we assessed the appropriate amortization period for customer relationships by reviewing our customer retention over a look-back period. Our relationship with 15 of our largest 25 customers for the twelve months ended January 31, 2014 spans greater than 26 years. Customer relationships were ascribed a 25-year life, as the data supported a modest attrition amount, but did not support an indefinite life. The expected revenue growth from existing customer relationships exceeds the expected customer attrition rate, and since a reliably determinable pattern of use could not be established, we believe the straight-line method of amortization is appropriate.

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

If we were to change our depreciation policy from no salvage value to a higher salvage value or were to change our depreciation methods due to shorter or longer useful lives, such changes could have a positive, negative or neutral effect on our earnings, with the actual effect being determined by the change.

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

We have purchased insurance coverage that provides reimbursement for any individual claim in excess of $150,000. Due to medical privacy regulations, we have limited visibility and little history with respect to the benefits from this policy. Therefore, we record these benefits as they are received. To the extent that we were to receive a large benefit from this policy in any reporting period, pre-tax earnings may be impacted. In addition, we have decided to switch to a fully insured employee medical insurance program for fiscal year 2015, which may impact our estimate in determining the appropriate level of accrual during the reporting period.

Contingencies.

We are subject to various claims and litigation in the normal course of business. Our current estimated range of liability related to various claims and pending litigation is based on claims for which management can determine that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Because of the uncertainties related to both the probability and possible range of loss on pending claims and litigation, considerable judgment is required in making a reasonable determination of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation. We do not anticipate that the ultimate disposition of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

If we determine that we will not realize all or a portion of our deferred tax assets, we will increase our valuation allowance with a charge to income tax expense or offset goodwill if the deferred tax asset was acquired in a business combination and we are within the measurement period. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense, except if the valuation allowance was created in conjunction with a tax asset in a business combination and we are within the measurement period. The majority of our deferred tax asset relates to federal net operating loss carry forwards that have future expiration dates. Management believes that the Company will fully utilize its deferred tax assets, including federal and state net operating loss carry forwards. The deferred tax assets will be offset by the reversal of the taxable temporary differences which are mainly comprised of depreciation and amortization. Our federal net operating loss carry forwards will begin to expire in 2025. Management believes that it is more likely than not that the federal and state deferred tax assets will be realized and a valuation allowance against deferred tax assets is not recorded.

Inventory.

Our inventory is composed of finished goods that we purchase and hold for resale and components that we utilize in our assembly of pumps and filtration equipment. Inventory is valued at the lower of cost or market value. We write down our inventory for the estimated difference between the inventory’s cost and its estimated market value based upon our best estimates of market conditions.

We carry inventory in amounts necessary to satisfy our customers’ inventory requirements on a timely basis. We continually monitor our inventory status to control inventory levels and write down any excess or obsolete inventories on hand. Our inventory, net on January 31, 2014 and January 31, 2013 was $5.7 million and $2.0 million, respectively.

We have not made any material changes in the accounting methodology used to establish our excess and obsolete inventory reserve during the past three fiscal years. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which may have a material impact on our financial statements. Such circumstances may include, but are not limited to, the development of new competing technology that impedes the marketability of our products or the occurrence of significant price decreases. Each percentage point change in the ratio of excess and obsolete inventory reserve to inventory would impact cost of sales by approximately $0.1 million.

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

Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer contracts and customer lists, risk adjusted discount rates, brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable, and, as a result, actual results may differ from estimates.

Interest Rate Swaps.

Interest rate swap contracts are recorded in the consolidated financial statements at fair value. On January 31, 2014, we had interest rate swap contracts with an outstanding total notional principal of $210.0 million. We have also entered into an additional $71.0 million interest rate swap agreement which had no notional amount on January 31, 2014. For interest rate swap contracts, we have agreed to pay fixed interest rates while receiving a floating interest rate. The purpose of holding these interest rate swap contracts is to protect against upward movements in the London Interbank Offered Rate (“LIBOR”) and the associated interest that we pay on our external variable rate credit facilities.

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk.
We are exposed to interest rate risk related to our debt. We have substantial debt and, as a result, significant debt service obligations. On January 31, 2014, our total indebtedness was $641.3 million (including $240.0 million aggregate principal amount of 8.25% senior notes due 2019 and $415.2 million aggregate principal amount outstanding of LIBOR term loans (subject to a 1.25% floor) under our term loan facility). On November 13, 2013, the Company borrowed $35.0 million of incremental term loans (the “Incremental Term Loans”), which may be used for general corporate purposes, including to finance permitted acquisitions. The terms applicable to the Incremental Term Loans are the same as those applicable to the term loans under the Credit Agreement. We also had an additional $45.0 million available for borrowing under our revolving credit facility at that date.
We may need to borrow additional amounts of debt for working capital and other liquidity needs if our current obligations are not sufficient. Under the first and second amendments to our Credit Facility that became effective on February 7, 2013 and November 13, 2013, respectively, we are required to pay interest on our debt in quarterly installments based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Amended Credit Facility. Our senior notes are payable semi-annually based upon a fixed annual rate of 8.25%. A 100 basis point increase in interest rates for our debt would have had a $3.2 million impact on reported net loss for the fiscal year ended January 31, 2014.
We cannot make any assurances that we will not need to borrow additional amounts in the future or that funds will be extended to us under comparable terms or at all. If funding is not available to us at a time when we need to borrow, we would have to use our cash reserves, which may have a material adverse effect on our operating results, financial position and cash flows.
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

Impact of Foreign Currency Rate Changes.

We currently have branch operations outside the United States, and our foreign subsidiaries conduct their business in local currency, the most significant of which is the Euro. Our operations in Canada are denominated in the Canadian dollar, operations in France, Germany, and the Netherlands are denominated in the Euro, operations in the United Kingdom are denominated in the British pound sterling, and operations in Mexico are denominated in the Mexican peso. Likewise, we pay our expenses in the local currencies, described above, in the areas in which we operate. We are exposed to foreign exchange rate fluctuations as the financial results of our non-United States operations are translated into U.S. dollars. Based upon the level of our international operations during fiscal year 2014 relative to the Company as a whole, we estimate a 10% change in the exchange rates would cause our annual after-tax earnings to change by approximately $0.3 million.
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

We have audited the accompanying consolidated balance sheets of BakerCorp International, Inc. and Subsidiaries (the “Company”) as of January 31, 2014 (Successor) and January 31, 2013 (Successor), and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the year ended January 31, 2014 (Successor), January 31, 2013 (Successor), the eight months ended January 31, 2012 (Successor), and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows of LY BTI Holdings Corp. and Subsidiaries for the four months ended May 31, 2011 (Predecessor). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position BakerCorp International, Inc. and Subsidiaries at January 31, 2014 (Successor) and January 31, 2013(Successor), and the related consolidated statements of operations and their cash flows for the year ended January 31, 2014 (Successor), January 31, 2013 (Successor), the eight months ended January 31, 2012 (Successor), and the related consolidated statements of operations and their cash flows of LY BTI Holdings Corp. and Subsidiaries for the four months ended May 31, 2011 (Predecessor) in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/Ernst & Young LLP

Irvine, California
April 16, 2014

BakerCorp International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	January 31, 2014	January 31, 2013
Assets
Current assets:
Cash and cash equivalents	$25,536	$28,069
Accounts receivable, less allowance for doubtful accounts of $2,610 and $3,023 on January 31, 2014 and January, 31 2013, respectively	65,142	62,489
Inventories, net	5,748	2,012
Prepaid expenses and other current assets	5,395	4,214
Deferred tax assets	6,633	8,745
Total current assets	108,454	105,529
Property and equipment, net	393,142	373,794
Goodwill	320,069	319,252
Other intangible assets, net	451,402	465,941
Deferred financing costs, net	846	688
Other long-term assets	593	533
Total assets	$1,274,506	$1,265,737
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$27,808	$21,178
Accrued expenses	24,366	23,044
Current portion of long-term debt (net of deferred financing costs of $2,406 and $2,962 on January 31, 2014 and January 31, 2013, respectively)	1,757	938
Total current liabilities	53,931	45,160
Long-term debt, net of current portion (net of deferred financing costs of $11,543 and $15,572 on January 31, 2014 and January 31, 2013, respectively)	639,522	604,678
Deferred tax liabilities	196,828	208,598
Fair value of interest rate swap liabilities	4,008	5,293
Share-based compensation liability	2,974	—
Other long-term liabilities	3,487	2,612
Total liabilities	900,750	866,341
Commitments and contingencies	—	—
Shareholder’s equity:
Common stock, $0.01 par value; 100,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	390,628	397,696
Accumulated other comprehensive loss	(10,708)	(10,380)
Retained (deficit) earnings	(6,164)	12,080
Total shareholder’s equity	373,756	399,396
Total liabilities and shareholder’s equity	$1,274,506	$1,265,737

The accompanying notes are an integral part of these consolidated financial statements.

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Consolidated Statements of Operations
(In thousands)

	Successor			Predecessor
	Twelve Months Ended January 31, 2014	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011
Revenue:
Rental revenue	$246,479	$253,005	$175,554	$77,710
Sales revenue	21,342	18,640	12,490	5,770
Service revenue	42,790	42,822	26,366	11,474
Total revenue	310,611	314,467	214,410	94,954
Operating expenses:
Employee related expenses	108,042	91,541	53,877	29,945
Rental expenses	38,083	37,361	27,273	12,373
Repair and maintenance	18,133	15,162	11,386	4,596
Cost of goods sold	12,539	10,876	7,770	3,112
Facility expenses	25,048	20,801	12,180	5,594
Professional fees	8,962	7,536	2,870	13,536
Management fees	602	588	395	9,927
Merger and acquisition costs	—	—	10,528	—
Other operating expenses	17,705	11,769	9,425	4,189
Depreciation and amortization	62,491	58,667	45,268	11,125
(Gain) loss on sale of equipment	(2,666)	(903)	4	(558)
Impairment of long-lived assets	2,370	—	—	—
Total operating expenses	291,309	253,398	180,976	93,839
Income from operations	19,302	61,069	33,434	1,115
Other expenses:
Interest expense, net	41,294	43,707	29,889	16,349
Loss on extinguishment of debt	2,999	—	—	3,338
Foreign currency exchange loss, net	937	56	—	2
Accrued unrealized loss on interest rate swaps	—	—	—	28,934
Unrealized loss on interest rate swaps	—	—	—	3,310
Total other expenses, net	45,230	43,763	29,889	51,933
(Loss) income before income tax (benefit) expense	(25,928)	17,306	3,545	(50,818)
Income tax (benefit) expense	(7,684)	7,476	1,295	(16,836)
Net (loss) income	$(18,244)	$9,830	$2,250	$(33,982)

The accompanying notes are an integral part of these consolidated financial statements.

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Successor			Predecessor
	Twelve Months Ended January 31, 2014	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011
Net (loss) income	$(18,244)	$9,830	$2,250	$(33,982)
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) on interest rate swap agreements, net of tax (benefit) expense of $481, $272, $(2,297), and $12,764, respectively	804	438	(3,706)	19,480
Change in foreign currency translation adjustments	(1,132)	3,905	(11,017)	1,451
Postretirement benefits	—	—	—	196
Other comprehensive (loss) income	(328)	4,343	(14,723)	21,127
Total comprehensive (loss) income	$(18,572)	$14,173	$(12,473)	$(12,855)

The accompanying notes are an integral part of these consolidated financial statements.

BakerCorp International, Inc. and Subsidiaries (Successor) and
LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Consolidated Statements of Shareholder’s Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Shares	Amount
Successor:
Balance at June 1, 2011	—	$—	$—	$—	$—	$—
Issuance of common stock	100	—	393,245	—	—	393,245
Additional investment from BakerCorp International Holdings, Inc., net	—	—	1,356	—	—	1,356
Other comprehensive loss	—	—	—	(14,723)	—	(14,723)
Net income	—	—	—	—	2,250	2,250
Comprehensive loss	—	—	—	—	—	(12,473)
Balance at January 31, 2012	100	$—	$394,601	$(14,723)	$2,250	$382,128
Additional investment from BakerCorp International Holdings, Inc., net	—	—	3,095	—	—	3,095
Other comprehensive loss	—	—	—	4,343	—	4,343
Net income	—	—	—	—	9,830	9,830
Comprehensive loss	—	—	—	—	—	14,173
Balance at January 31, 2013	100	$—	$397,696	$(10,380)	$12,080	$399,396
Additional investment from BakerCorp International Holdings, Inc., net	—	—	(7,068)	—	—	(7,068)
Other comprehensive loss	—	—	—	(328)	—	(328)
Net loss	—	—	—	—	$(18,244)	(18,244)
Comprehensive income	—	—	—	—	—	(18,572)
Balance at January 31, 2014	100	$—	$390,628	$(10,708)	$(6,164)	$373,756
Predecessor:
Balance at January 31, 2011	49,565,237	$496	$52,692	$(20,330)	$36,921	$69,779
Share-based compensation expense	—	—	2,378	—	—	2,378
Other comprehensive income	—	—	—	21,127	—	21,127
Net loss	—	—	—	—	(33,982)	(33,982)
Comprehensive loss	—	—	—	—	—	(12,855)
Balance at May 31, 2011	49,565,237	$496	$55,070	$797	$2,939	$59,302

The accompanying notes are an integral part of these consolidated financial statements.

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Consolidated Statements of Cash Flows
(In thousands)

	Successor			Predecessor
	Twelve Months Ended January 31, 2014	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011
Operating activities
Net income (loss)	$(18,244)	$9,830	$2,250	$(33,982)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts	825	(1,191)	1,265	900
Share-based compensation expense	2,901	4,199	1,356	2,378
(Gain) loss on sale of equipment	(2,666)	(905)	4	(558)
Depreciation and amortization	62,491	58,781	45,268	11,125
Amortization of deferred financing costs	2,383	2,545	2,261	429
Unrealized loss on interest rate swaps	—	—	—	3,310
Loss on extinguishment of debt	2,999	—	—	3,338
Impairment of long-lived assets	2,370	—	—	—
Accrued unrealized loss on interest rate swaps	—	—	—	28,934
Deferred income taxes	(9,852)	2,922	(578)	(15,971)
Amortization of acquisition liabilities	(685)	(673)	(445)	—
Changes in assets and liabilities:
Accounts receivable	(2,893)	(5,257)	(3,873)	(8,192)
Inventories, net	(1,264)	(362)	(789)	(144)
Prepaid expenses and other assets	(1,198)	1,083	(3,332)	832
Accounts payable and accrued expenses	7,201	(4,286)	15,773	24,701
Net cash provided by operating activities	44,368	66,686	59,160	17,100

Investing activities
Acquisition of business, net of cash acquired	(8,380)	—	(961,377)	—
Purchases of property and equipment	(68,961)	(73,666)	(56,905)	(10,722)
Proceeds from sale of equipment	4,953	3,151	1,933	860
Net cash used in investing activities	(72,388)	(70,515)	(1,016,349)	(9,862)

Financing Activities
Repayments of long-term debt and capital leases	(3,922)	(3,900)	(1,950)	(4,117)
Return of capital to BakerCorp International Holdings, Inc.	(4,985)	(1,103)	—	—
Proceeds from issuance of long-term debt	35,000	—	630,000	—
Issuance of common stock	—	—	390,614	—
Payment of deferred financing costs	(1,008)	—	(24,181)	—
Net cash provided by (used in) financing activities	25,085	(5,003)	994,483	(4,117)

Effect of foreign currency translation on cash	402	(95)	(298)	(570)
Net (decrease) increase in cash and cash equivalents	(2,533)	(8,927)	36,996	2,551
Cash and cash equivalents, beginning of period	28,069	36,996	—	14,088
Cash and cash equivalents, end of period	$25,536	$28,069	$36,996	$16,639

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$38,905	$35,766	$24,302	$18,481
Income taxes	$3,973	$5,210	$2,606	$1,100
Non-cash operating and financing activities:
Return of capital to BakerCorp International Holdings, Inc. related to a settlement of options for shares of common stock in BakerCorp International Holdings Inc.	$(1,919)	$(1,231)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Notes to Consolidated Financial Statements
(In thousands)

Note 1. Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business

On April 12, 2011, LY BTI Holdings Corp. and subsidiaries (the “Predecessor”) and its primary stockholder, Lightyear Capital, LLC (solely in its capacity as stockholder representative) (collectively, the “Sellers”), entered into an agreement (the “Transaction Agreement”) to be purchased by B-Corp Holdings, Inc. (“B-Corp”), an entity controlled by funds (the “Permira Funds”) advised by Permira Advisers L.L.C. (the “Sponsor”) (the “Transaction”). As part of the Transaction, the Predecessor also agreed to a plan of merger (“Merger” or “Merger Agreement”) with B-Corp Merger Sub, Inc. and its parent company, B-Corp, pursuant to which the Predecessor would merge with B-Corp Merger Sub, Inc. with the Predecessor surviving the Merger and changing its name to BakerCorp International, Inc. (“BakerCorp” or the “Successor”). B-Corp changed its name to BakerCorp International Holdings, Inc. (“BCI Holdings”) and owns one hundred percent of the outstanding equity of the Company. BCI Holdings is owned by the Permira Funds, along with certain Rollover Investors and Co-Investors that own, indirectly, one hundred percent of the outstanding stock of BCI Holdings. The Transaction and Merger were completed on June 1, 2011. See Note 3, “Transaction Agreement”, for additional discussion.

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

We are a provider of liquid and solid containment solutions, operating within a specialty sector of the broader industrial services industry. Our revenue is generated by providing rental equipment, customized solutions, and service to our customers. We provide a wide variety of steel and polyethylene temporary storage tanks, roll-off containers, pumps, filtration, pipes, hoses and fittings, shoring, and related products to a broad range of customers for a number of applications. Tank and roll-off container applications include the storage of water, chemicals, waste streams, and solid waste. Pump applications include the pumping of groundwater, municipal waste and other fluids. Filtration applications include the separation of various solids from liquids. We have branches in 23 states in the United States as well as branches in Canada, Mexico, France, Germany, the Netherlands, the United Kingdom, and Poland. For reporting purposes, a branch is defined as a location with at least one employee. As used herein, the terms “Company,” “we,” “us,” and “our” refer to BakerCorp and its subsidiaries, unless the context indicates to the contrary.

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
Notes to Consolidated Financial Statements
(In thousands)

Reclassification

Certain amounts previously reported have been reclassified to conform to the current year presentation. On January 31, 2014, we reclassified $0.2 million from deferred financing costs, net to prepaid expenses and other current assets within the January 31, 2013 balance sheet to conform to the current year presentation. The reclassification had no effect on previously reported net income, shareholder’s equity, or cash flow.

On January 31, 2014, we reclassified $2.0 million from non-current deferred tax assets to current deferred tax assets within the January 31, 2013 balance sheet to conform to current year presentation.  In addition to the above, we also reclassified $64.4 million from non-current deferred tax assets to non-current deferred tax liabilities within the January 31, 2014 balance sheet to conform to current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make a number of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, judgments, and assumptions, including those related to revenue recognition, allowances for doubtful accounts, customer rebates, sales allowance, warranties, inventory valuation, medical insurance claims, litigation accruals, impairment of long-lived assets, intangible assets and goodwill, income taxes, share-based compensation expense, and derivatives. Our estimates, judgments, and assumptions are based on historical experience, future expectations, and other factors which we believe to be reasonable. Actual results may differ from our expectations. Based on our evaluation, our estimates, judgments, and assumptions may be adjusted as more information becomes available. Any adjustment may be material.

Concentration of Risk

The Company provides services to customers in diverse industries and geographic regions. The Company continuously evaluates the creditworthiness of its customers and generally does not require collateral. No single customer represented more than 10% of our consolidated revenues during the twelve months ended January 31, 2014, January 31, 2013, the eight months ended January 31, 2012, and the four months ended May 31, 2011.

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

Revenue Recognition

Rental Revenue

Rental revenue is generated from the direct rental of our equipment fleet, and to a lesser extent the re-rent of third party equipment, to our customers. We enter into contracts with our customers to rent equipment based on a daily rental rate. The rental agreement may generally be terminated by us or our customers at any time. We recognize rental revenue upon the passage of each rental day when (i) there is written contractual evidence of the arrangement, (ii) the price is fixed and determinable and (iii) there is no evidence indicating that collectability is not reasonably assured.

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

Sales Revenue

Sales revenue consists of the sale of new items held in inventory, such as filtration media, pumps, and filtration units. Proceeds from the sale of rental fleet equipment are excluded from sales revenue and are recorded as “Gain (loss) on sale of equipment.” We sell our products pursuant to sales contracts with our customers, which state the fixed sales price and the specific terms and conditions of the sale. Sales revenue is recognized when persuasive evidence of an arrangement exists, the products have been delivered to customers, the pricing is fixed or determinable and there is no evidence indicating that collectability is not reasonably assured.

Service Revenue

Service revenue consists of revenue for value-added services, such as consultation and technical advice and transportation services. Service revenue is recognized when persuasive evidence of an arrangement exists, the services have been rendered and contractually earned, the pricing is fixed or determinable and there is no indication that the collectability of the revenue will not be reasonably assured.

Volume Based Rebates and Discounts and Sales Allowances

We accrue for volume rebates and discounts during the same period as the related revenues are recorded based on our current expectations, after considering historical experience. Rebates and incentives are recognized as a reduction of revenues if distributed in cash or customer account credits. Rebates and incentives are recognized as cost of sales if we provide products or services for payment.

We record a provision for estimated sales returns and allowances. The provision recorded for estimated sales returns and allowances is deducted from gross sales to arrive at net sales in the period the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors.

Accounts receivable are recorded at the invoiced amount and do not bear interest. Discounts, rebates, and sales allowances are recognized as reductions of gross accounts receivable to arrive at accounts receivable, net when the sales allowances are distributed in customer account credits.

Multiple Element Arrangements

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
Notes to Consolidated Financial Statements
(In thousands)

Purchase Accounting

We account for acquisitions using the acquisition method of accounting. Under this method, the fair value of the transaction consideration is allocated to the estimated fair values of assets acquired and liabilities assumed on the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired and liabilities assumed represents goodwill that is subject to annual impairment testing.

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

Non-Recurring Fair Value Measurements

During the fourth quarter of fiscal 2014, management approved a plan to phase-out over, the next two fiscal years, a certain line of steel tanks from our rental fleet in North America. As a result, we assessed these steel tanks for impairment. The Company determined that the $4.3 million carrying value of these assets exceeded the asset's estimated fair value of $1.9 million. The fair value was determined using the income approach using a discounted cash flow method (a Level 3 fair value measurement). Consequently, during the fiscal year ended January 31, 2014, we recorded an impairment charge of $2.4 million in our North American segment, which represents the excess of the net book value of the assets and the asset's fair value.
For the fiscal year ended January 31, 2014, we measured at fair value, on a non-recurring basis, the assets and liabilities acquired in connection with the acquisition of Kaselco as described in Note 4, "Acquisitions", using significant unobservable inputs or Level 3 inputs.

Derivative Instruments

U.S. GAAP requires us to recognize all of our derivative instruments as either other assets or other liabilities in the consolidated balance sheets at fair value. The fair value of interest rate hedges reflects the estimated amount that we would receive or pay to terminate the contracts at the reporting date. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as a hedging instrument, and on the type of hedging relationship. Our derivatives are valued using observable data as inputs and therefore are categorized as Level 2 financial instruments.

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Notes to Consolidated Financial Statements
(In thousands)

The effective portion of the gain or loss on our derivative instruments is reported as a component of other comprehensive (loss)/income and is subsequently reclassified into interest expense during the same period interest cash flows for our floating-rate debt (hedged item) occur. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized within interest expense (income) during the period of change. For derivative instruments that are not designated as hedging instruments, the gain or loss is recognized in interest expense (income) during the period of change and net payments under these derivatives are recorded as realized.

Cash Flow Hedges

In order to reduce our exposure to variability in future cash flows attributable to interest rate risk, we have entered into interest rate swap agreements where we receive floating interest rate payments in exchange for the payment of fixed interest rate payments, effectively converting a floating rate borrowing into a fixed rate borrowing. We intend to continue to hedge the risk related to changes in our base interest rate (LIBOR).

On the date we enter into interest rate swaps, we generally elect to designate them as cash flow hedges associated with the interest payments associated with our variable rate debt. To qualify for cash flow hedge accounting, interest rate swaps must meet certain criteria, including (i) the items to be hedged expose us to interest rate risk, (ii) the interest rate swaps are highly effective at reducing our exposure to interest rate risk, and (iii) with respect to an anticipated transaction, the transaction is probable.

We document all relationships between the hedging instruments and hedged items, the risk management objective and strategy for undertaking the hedge transaction, the forecasted transaction that has been designated as the hedged item, and how the hedging instrument is expected to reduce the risks related to the hedged item. We analyze the interest rate swaps quarterly to determine if the hedged transaction remains highly effective. We may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or we elect to remove the cash flow hedge designation. If hedge accounting is discontinued and the forecasted hedged transaction remains probable of occurring, the previously recognized gain or loss on the interest rate swap within accumulated other comprehensive income is reclassified into earnings during the same period during which the forecasted hedged transaction affects earnings.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash accounts and all investments purchased with initial maturities of three months or less. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are structurally sound. These financial institutions are located in many different geographic regions. As part of our cash and risk management processes, we perform periodic evaluations of the relative credit standing of our financial institutions. We have not sustained credit losses from instruments held at financial institutions. On January 31, 2014, our domestic deposits with financial institutions exceeded the Federal Deposit Insurance Corporation’s insured limit by $20.5 million.

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Notes to Consolidated Financial Statements
(In thousands)

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on a variety of factors, including historical experience, length of time receivables are past due, current economic trends and changes in customer payment behavior. Also, we record specific provisions for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to a customer change, our estimates of the recoverability of the receivables would be further adjusted. The allowance for doubtful accounts has historically been adequate compared to actual losses.

Operating Expenses

Our operating expenses consist of the following:

•
Employee Related Expenses-include employee compensation, payroll taxes, temporary labor, and benefits such as bonuses, group medical and workers’ compensation costs, 401(k) matching and profit sharing. This caption reflects the cost of all our employees, including those directly involved in the performance of services, rental of equipment, and general and administrative functions. Our services and rental related activities are typically performed by the same branch employees.

•	Rental Expense includes outside hauling, re-rental and truck expenses such as fuel and supplies. Rental expense includes costs directly related to the performance of services and rental of equipment.

•
Repair and Maintenance expense includes the costs for repair and maintenance on rental and rental support equipment. Repair and maintenance expense is related to the rental of equipment and support equipment.

•	Cost of Goods Sold includes third party purchase cost of items held in inventory and then sold during the period.

•
Facilities Expenses includes property rent, property taxes, yard, shop, office, telephone and utility expenses. This caption reflects the facility costs of all our locations, including those directly involved in the performance of services, rental of equipment, and general and administrative functions.

•	Professional Fees include outside legal, consulting and accounting costs.

•	Management Fees are costs for services provided by our Sponsor.

•	Merger and Acquisition Costs include all the costs directly attributable to the Transaction recorded by the Successor.

•
Other Operating Expenses include travel and entertainment, advertising and promotion, liability insurance, licenses, employee hiring and recruiting costs, and bad debt expense. These costs are general and administrative in nature.

•
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

•
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

•	Impairment of Long-Lived Assets-includes the write-off for the difference between the carrying value and the market value of certain equipment.

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Notes to Consolidated Financial Statements
(In thousands)

Advertising Costs

Advertising and promotional costs, which are included within other operating expenses, are expensed as incurred. For the twelve months ended January 31, 2014 (Successor), January 31, 2013 (Successor), the eight months ended January 31, 2012 (Successor), and the four months ended May 31, 2011 (Predecessor), we recorded advertising expense of $0.5 million, $0.6 million, $0.4 million, and $0.2 million, respectively, and promotional expense of $0.6 million, $0.5 million, $0.8 million, and $0.2 million, respectively.

Inventories

Our inventories are composed of finished goods that we purchase and hold for resale, and work-in-process comprised of partially assembled pumps and filtration equipment. Inventories are valued at the lower of cost or market value. The cost is determined using the average cost method for finished goods held for resale and first-in first-out for assembled pump and filtration equipment parts. We write down our inventories for the estimated difference between cost and market value based upon our best estimates of market conditions. We carry inventories in amounts necessary to satisfy our customers’ inventory requirements on a timely basis. We continually monitor our inventory status to control inventory levels and write down any excess or obsolete inventories on hand.

Deferred Financing Costs

Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. In connection with our credit facilities, we recorded $24.2 million of debt financing costs during the eight months ended January 31, 2012 (Successor). On January 31, 2014 and January 31, 2013 (Successor) $13.9 million and $18.5 million, respectively, is reflected as a reduction of the underlying debt, $0.2 million and $0.2 million, respectively, is reflected in prepaid expenses and other current assets, and $0.8 million and $0.7 million, respectively, of deferred financing costs are reflected as a non-current asset in the accompanying consolidated balance sheets. In addition, We amortized $2.4 million and $2.5 million of deferred financing costs during the twelve months ended January 31, 2014 and January 31, 2013 (Successor), respectively. See Note 10, "Debt" for additional discussion.

Property and Equipment

Property and equipment acquired as part of a business combination are recorded at estimated fair value. Additions to property and equipment are recorded at cost. Repair and maintenance costs that extend the useful life of the equipment beyond its original life or provide new functionality are capitalized. Routine repair and maintenance costs are charged to repair and maintenance expense as incurred. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. In computing depreciation expense, we have made the assumption that there will be no salvage value at the end of the equipment’s useful life.

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Notes to Consolidated Financial Statements
(In thousands)

Estimated useful lives are as follows:

Assets held for use:	Useful Life
Leasehold improvements	Shorter of the lease term or 5 years
Office furniture and equipment	3 to 7 years
Machinery and equipment	5 to 7 years
Assets held for rent:
Secondary containment	2 years
Boxes	10 to 20 years
Filtration	5 to 7 years
Generators	7 years
Pipes, hoses and fittings	1 to 2 years
Non-steel containment	15 years
Pumps	7 years
Shoring	1 to 5 years
Steel containment	20 to 30 years
Tank trailers	17 years
See Note 6, "Property and Equipment, net" for details of assets held for rent and assets held for use.

Goodwill

The excess of acquisition costs over the estimated fair value of net assets acquired and liabilities assumed is recorded as goodwill. We evaluate the carrying value of goodwill on November 1st of each year and between annual evaluations if events occur or circumstances change that may reduce the fair value of the reporting unit below its carrying amount. Such circumstances may include, but are not limited to the following:

•significant under-performance relative to historical, expected or projected operating results;
•significant changes in the manner of our use of the acquired assets or our strategy;
•significant negative industry or general economic trends;
•a decline in the Company's valuation for a sustained period of time;
•a significant adverse change in legal factors or in business climate; and
•an adverse action or assessment by a regulator.

When performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component. Prior to fiscal year 2014, our reporting units for the purpose of testing goodwill for impairment consisted of seven geographic divisions located at a level below our two operating segments, North America and Europe. However, during the fiscal year ended January 31, 2014, as a result of the addition of a new CEO, who is considered to be the Chief Operating Decision Maker ("CODM"), and the way he views the business, a management reorganization during the fourth quarter of fiscal year 2014, changes in our asset management process, and changes in the regular periodic financial information provided to the CODM, we reassessed our reporting units. We determined we have two reporting units consisting of North America and Europe, which are also operating and reportable segments. See Note 14, "Segment Reporting", for further information.

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

We concluded our goodwill was not impaired on January 31, 2014. We did not record any goodwill impairment charges during the fiscal year ended January 31, 2013 (Successor), the eight months ended January 31, 2012 (Successor), or the four months ended May 31, 2011 (Predecessor).

Other Intangible Assets

Indefinite-Lived Intangible Assets

We evaluate the carrying value of our indefinite-lived intangible assets (trade name) on November 1st of each year and between annual evaluations if events occur or circumstances change that may reduce the fair value of the reporting unit below its carrying amount. To test indefinite-lived intangible assets for impairment, we compare the fair value of our indefinite-lived intangible assets to carrying value. We estimate the fair value using an income approach, using the asset’s projected discounted cash flows. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than the carrying value. We did not record any indefinite-lived asset impairment charges during fiscal years 2014, 2013 and 2012.

Definite-Lived Intangible Assets

Definite-lived intangible assets are amortized using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

	Successor	Predecessor
Customer backlog	1 year	1 – 3 months
Customer relationships	25 years	15 years
Developed technology	11 years	—

We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which may trigger an impairment review include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner or use of the assets or strategy for the overall business; and (3) significant negative industry or economic trends.

The asset is impaired if its carrying value exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors.

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

During the fourth quarter of fiscal 2014, management approved a plan to phase-out, over the next two fiscal years, a certain line of steel tanks from our rental fleet in North America. As a result, we assessed these steel tanks for impairment. The Company determined that the $4.3 million net book value of these assets exceeded the asset's estimated fair value of $1.9 million. The fair value was determined using the income approach using a discounted cash flow method (a non-recurring Level 3 fair value measurement). Consequently, during the fiscal year ended January 31, 2014, we recorded an impairment charge of $2.4 million in our North American segment, which represents the excess of the net book value of the assets and the asset's fair value.

As of January 31, 2013, there were no indicators of impairment.

Stock Incentive Plan

We account for our stock incentive plan under the fair value recognition method. All of the shares of common stock of BakerCorp International, Inc. are held by BakerCorp International Holdings, Inc. Accordingly, stock option holders own options to purchase BakerCorp International Holdings, Inc.’s common stock. The share-based compensation is included within employee related expenses of the statements of operations. The cash flows resulting from option exercises are recorded within the return of capital to BakerCorp International Holdings, Inc., supplemental statement of cash flows disclosure. The tax benefits for tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are included within return of capital to BakerCorp International Holdings, Inc., which is classified as financing cash flows on the statements of cash flows.

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

Our policy is to recognize interest to be paid on an underpayment of income taxes within interest expense and any related statutory penalties in other operating expense in the consolidated statements of operations.

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Notes to Consolidated Financial Statements
(In thousands)

Changes in Accumulated Other Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive loss, net of tax, for the twelve months ended January 31, 2014:

(in thousands)
	Unrealized gain (loss) on interest rate swap agreements (1)	Changes in foreign currency translation adjustments	Total
Beginning balance on January 31, 2013	$(3,265)	$(7,115)	$(10,380)
Other comprehensive income (loss) before reclassifications	804	(1,132)	(328)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net other comprehensive income (loss)	804	(1,132)	(328)
Balance at January 31, 2014	$(2,461)	$(8,247)	$(10,708)

(1) Unrealized gain (loss) on interest rate swap agreements is net of tax expense of $0.5 million for the fiscal year ended January 31, 2014.

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

New Accounting Pronouncements

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

During March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (“ASU 2013-05”). The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. We are currently evaluating the impact ASU 2013-05, but we do not believe the adoption of this update will have a significant impact on our consolidated financial statements.

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

Note 3. Transaction Agreement

In connection with the Transaction Agreement discussed in Note 1, “Business, Basis of Presentation, and Summary of Significant Accounting Policies”, on June 1, 2011, the following occurred:

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

•
certain shares of LY BTI Holdings Corp. common stock and options (the “Rollover Shares”) held by management and other employees who so elected (the “Rollover Investors”) were exchanged for shares of capital stock and stock options of BakerCorp International Holdings, Inc. (the parent of BakerCorp International, Inc.); and

•	each share of LY BTI Holdings Corp. common stock held in treasury was canceled and retired without any conversion.

Additionally, at the time the certificate of merger was filed, each stock option issued pursuant to the Company’s 2005 Stock Incentive Plan and the Baker Tanks 2004 Stock Option Plan, other than stock options that certain of the holders elected to rollover into the new stock option plan, were converted into and exchanged for the right to receive cash as specified in the Merger Agreement.

At the date of the Transaction, there were 46.9 million shares of LYBTI common stock that were outstanding. There were 5.9 million stock options with a weighted average exercise price $3.03 per share. All stock options became fully vested as a result of the Transaction.

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

Management of the Predecessor elected to accept 36,399 shares of BakerCorp International Holdings, Inc. in exchange for approximately 468,400 shares of the Predecessor company valued at $3.6 million. The value of the shares of BakerCorp International Holdings, Inc. was estimated to be the same value as those Predecessor company shares exchanged.

Management also elected to exchange options to purchase approximately 2,280,000 shares of common stock of the Predecessor company, with an average exercise price of $2.79 per share, for options to purchase 177,194 shares of common stock of BakerCorp International Holdings, Inc. with a fair value of $11.4 million. The value of the options to purchase common stock of BakerCorp International Holdings, Inc. was estimated to be the same value as those Predecessor stock options exchanged.

The total value of Predecessor shares and stock options which were exchanged for shares and stock options (“Rollover equity”) of BakerCorp International Holdings, Inc. was $15.0 million.

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
Notes to Consolidated Financial Statements
(In thousands)

The Financing Transactions

B-Corp Holdings, Inc. financed the Transaction with:

•	an equity contribution of approximately $390.6 million provided by the Permira Funds, the Rollover Investors, and certain additional individual investors (the “Co-Investors”);

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
Notes to Consolidated Financial Statements
(In thousands)

Purchase Price Allocation

The Transaction was accounted for using the acquisition method. Under the acquisition method, the purchase price was allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values, with the remainder allocated to goodwill. None of the goodwill recorded in connection with the Transaction will be deductible for income tax purposes. The purchase price allocation is summarized in the following table (in thousands):

Fair value of tangible assets and liabilities acquired:
Cash and cash equivalents	$24,459
Accounts receivable	53,216
Inventories	862
Prepaid expenses and other current assets	2,306
Property and equipment	325,588
Deferred tax assets	84,768
Accounts payable	(13,311)
Other short-term liabilities	(20,421)
Other long-term liabilities	(2,611)
Deferred tax liabilities	(283,344)
Total net tangible assets and liabilities		171,512
Fair value of identifiable intangible assets acquired:
Customer relationships (25-year life)	406,443
Trade names (indefinite life)	88,433
Goodwill	322,079
Total identified intangible assets acquired		816,955
Total purchase price		$988,467

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

	Successor	Predecessor
(In thousands)	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011	Twelve Months Ended January 31, 2011
Revenue	$214,410	$94,954	$246,086
Net income (loss)	$10,590	$3,297	$(9,112)

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

	Successor	Predecessor
(In thousands)	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011	Twelve Months Ended January 31, 2011
Pro forma net income (loss)	$10,590	$3,297	$(9,112)
Net income (loss)	2,250	(33,982)	2,421
Pro forma change in net income (loss)	8,340	37,279	(11,533)
Depreciation due to fair value adjustments	—	(4,185)	(16,545)
Interest expense due to new credit facilities	2,339	2,469	8,585
Postretirement benefit expense	(61)	(30)	(91)
Reversal (addition) of accounting and legal fees related to the Transaction	655	2,433	(655)
Reversal (addition) of investment banking fees related to the Transaction	—	9,791	—
Reversal (addition) of merger and acquisition costs related to the Transaction	10,528	—	(10,528)
Reversal (addition) of sponsor management fees related to the Transaction	—	9,337	—
Reversal (addition) of compensation expense related to the Transaction	—	4,784	—
Reversal (addition) of other operating expense related to the Transaction	45	190	(45)
Reversal of loss on interest rate swaps	—	32,244	—
Reversal of loss on extinguishment of debt	—	3,338	—
Income tax effect	(5,166)	(23,092)	7,746
Pro forma change in net income	$8,340	$37,279	$(11,533)

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Notes to Consolidated Financial Statements
(In thousands)

Note 4. Acquisition

On December 9, 2013, we entered into an agreement to acquire Kaselco, LLC’s (“Kaselco”) assets for total cash consideration of approximately $8.4 million. We assumed Kaselco's operations in San Marcos, Texas where it manufactures filtration equipment and provides related filtration services. We will expand our rental fleet with equipment assembled in San Marcos. We intend to utilize acquired technology and equipment to expand our filtration solution offering across the industries we currently serve.

The acquisition of Kaselco was accounted for as a business combination utilizing the acquisition method. The financial results of Kaselco are included in our fiscal year 2014 results of operations from December 9, 2013, the transaction close date. Kaselco contributed an immaterial amount of revenues and a net loss to our results for the period from acquisition through January 31, 2014.

The total consideration as shown in the table below was allocated to Kaselco’s tangible and intangible assets and liabilities based on their estimated fair value as of the date of the completion of the transaction, December 9, 2013.

The preliminary estimated consideration is allocated as follows (in thousands):

Estimated Fair Value
Fair value of consideration transferred:
Cash consideration, net of cash acquired	$8,380
Allocation of consideration:
Accounts receivable	461
Inventory	2,472
Prepaid expenses and other current assets	21
Property, plant, and equipment	2,145
Intangible assets	1,900
Goodwill	1,474
Deferred revenue	(93)
Total purchase price	$8,380

Management’s preliminary determination of the fair value of the tangible and intangible assets acquired and liabilities assumed are based on estimates and assumptions that are subject to change. During the measurement period, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation retrospectively. The measurement period can extend as long as one year from the acquisition date.
Identifiable acquisition-related intangible assets and their estimated useful lives are the following (in thousands):

	Asset Amount	Weighted Average Useful Life
Customer backlog	$200	1 year
Developed technology	1,700	11 years
Total acquisition‑related intangible assets	$1,900

The fair value of the identified intangible assets was estimated by performing a discounted cash flow analysis utilizing the “income” approach and are Level 3 measurements as described in Note 1, "Business, Basis of Presentation, and Summary of Significant Accounting Policies". This approach is based on a probability weighted forecast of revenues and cash expenses associated with each respective intangible asset. The net cash flows attributable to the identified intangible assets were discounted to their present value using a rate determined by us based on our evaluation of the risks related to the cash flows.

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Notes to Consolidated Financial Statements
(In thousands)

The useful lives of the customer backlog and the developed technology were based on the number of years for which cash flows have been projected.

The allocation of the purchase price resulted in us recognizing $1.5 million of goodwill in the North American business segment related to the acquisition during fiscal year 2014. The goodwill is deductible for tax purposes. The factors that contributed to the recognition of goodwill for this acquisition include the expansion of our technology, equipment, and filtration solution offering across the industries we currently serve. In addition, we anticipate realizing revenue synergies with our existing product lines.

Transaction costs related to the acquisition of Kaselco were $0.1 million on January 31, 2014, and included as a component of other operating expenses on our statement of operations.
Pro forma results of operations for this acquisition has not been presented because it is not material to the consolidated results of operations.

Note 5. Inventories, net

Our inventories are composed of finished goods that we purchase and hold for resale and work-in-process comprised of partially assembled pumps and filtration equipment. Inventories are valued at the lower of cost or market value. The cost is determined using the average cost method for finished goods held for resale and first-in first-out for assembled pump and filtration parts. We write down our inventories for the estimated difference between cost and market value based upon our best estimates of market conditions. We carry inventories in amounts necessary to satisfy our customers’ inventory requirements on a timely basis. We continually monitor our inventory status to control inventory levels and write down any excess or obsolete inventories on hand.

Inventories, net consisted of the following on January 31, 2014, and January 31, 2013:

(in thousands)	January 31, 2014	January 31, 2013
Finished goods	$3,020	$2,619
Work-in-process	994	—
Components (1)	2,265	—
Less: inventory reserve	(531)	(607)
Inventories, net	$5,748	$2,012

(1)	Component inventories on January 31, 2014 are composed of items obtained as part of the acquisition of Kaselco (filtration equipment system) and items utilized within our pump assembly operations.

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Notes to Consolidated Financial Statements
(In thousands)

Note 6. Property and Equipment, net

Property and equipment, net consisted of the following on January 31, 2014:

(In thousands)	Cost	Accumulated depreciation	Net Carrying Amount
Assets held for rent:
Secondary containment	$3,924	$(2,437)	$1,487
Boxes	24,603	(8,282)	16,321
Filtration	8,678	(2,971)	5,707
Generators and light towers	254	(174)	80
Pipes, hoses and fittings	17,269	(12,733)	4,536
Non-steel containment	4,786	(1,231)	3,555
Pumps	48,208	(18,205)	30,003
Shoring	3,059	(1,491)	1,568
Steel containment	330,122	(42,888)	287,234
Tank trailers	1,887	(1,015)	872
Construction in progress	13,566	—	13,566
Total assets held for rent	456,356	(91,427)	364,929
Assets held for use:
Leasehold improvements	2,853	(1,194)	1,659
Machinery and equipment	32,894	(16,370)	16,524
Office furniture and equipment	5,016	(2,694)	2,322
Software	6,639	(1,535)	5,104
Construction in progress	2,604	—	2,604
Total assets held for use	50,006	(21,793)	28,213
Total	$506,362	$(113,220)	$393,142

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Notes to Consolidated Financial Statements
(In thousands)

Property and equipment, net consisted of the following on January 31, 2013:

(In thousands)	Cost	Accumulated depreciation	Net Carrying Amount
Assets held for rent:
Secondary containment	$2,818	$(1,495)	$1,323
Boxes	23,445	(5,541)	17,904
Filtration	4,981	(1,931)	3,050
Generators and light towers	255	(115)	140
Pipes, hoses and fittings	16,752	(11,052)	5,700
Non-steel containment	3,296	(860)	2,436
Pumps	38,266	(11,122)	27,144
Shoring	1,473	(1,016)	457
Steel containment	315,186	(27,293)	287,893
Tank trailers	1,899	(688)	1,211
Construction in progress	2,590	—	2,590
Total assets held for rent	410,961	(61,113)	349,848
Assets held for use:
Leasehold improvements	2,569	(555)	2,014
Machinery and equipment	26,979	(11,386)	15,593
Office furniture and equipment	4,244	(1,683)	2,561
Software	2,155	(472)	1,683
Construction in progress	2,095	—	2,095
Total assets held for use	38,042	(14,096)	23,946
Total	$449,003	$(75,209)	$373,794

Depreciation expense for the twelve months ended January 31, 2014 and January 31, 2013 (Successor), the eight months ended January 31, 2012 (Successor), and the four months ended May 31, 2011 (Predecessor), was $46.3 million, $42.5 million, $34.5 million, and $10.0 million, respectively.

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Notes to Consolidated Financial Statements
(In thousands)

Note 7. Goodwill and Other Intangible Assets

Goodwill

Goodwill by reportable segment on January 31, 2014 and January 31, 2013 and the changes in the carrying amount of goodwill during the twelve months ended January 31, 2014 were the following:

(In thousands)	North America	Europe	Total
Goodwill balance on January 31, 2013	$255,803	$63,449	$319,252
Adjustments (1)	(226)	(431)	(657)
Additions (2)	1,474	—	1,474
Balance on January 31, 2014	$257,051	$63,018	$320,069

(1)
The adjustments to goodwill were the result of fluctuations in the European foreign currency exchange rates used to translate the balance into U.S. dollars, and adjustments related to the Transaction recorded during fiscal year 2014.

(2)
As discussed in Note 4, "Acquisitions", as a result of the Kaselco acquisition during fiscal year 2014, we recorded acquisition related goodwill of $1.5 million. Goodwill recognized from the Kaselco acquisition was assigned to our North American reporting unit.

Intangible Assets, Net

The components of intangible assets, net on January 31, 2014 and January 31, 2013 were the following:

	January 31, 2014			January 31, 2013
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Carrying amount:
Customer relationships (25 years)(1)	$404,981	$(43,198)	$361,783	$405,119	$(27,008)	$378,111
Customer backlog (1 year)(2)	200	(21)	179	—	—	—
Developed technology (11 years)(2)	1,695	(22)	1,673	—	—	—
Trade name (Indefinite) (1)	87,767	—	87,767	87,830	—	87,830
Total carrying amount	$494,643	$(43,241)	$451,402	$492,949	$(27,008)	$465,941

(1)
The decrease in the gross intangible balance on January 31, 2014 compared to January 31, 2013 was the result of fluctuations in the foreign currency exchange rates used to translate the Europe intangible balance into U.S. dollars.

(2)	As discussed in Note 4, "Acquisitions", as a result of the Kaselco acquisition during fiscal year 2014, we recorded acquisition related intangible assets of $1.9 million .

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Notes to Consolidated Financial Statements
(In thousands)

Estimated amortization expense for the fiscal periods ending January 31 are the following:

(In thousands)	Estimated Amortization Expense
2015	$16,553
2016	16,353
2017	16,353
2018	16,353
2019	16,353
Thereafter	281,670
Total	$363,635

Amortization expense related to intangible assets was the following:

(In thousands)	Successor			Predecessor
	Twelve Months Ended January 31, 2014	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011
Amortization expense related to intangible assets	$16,233	$16,160	$10,811	$1,118

Note 8. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	January 31, 2014	January 31, 2013
Accrued compensation	$13,810	$10,942
Accrued insurance	1,038	951
Accrued interest	3,304	3,300
Accrued professional fees	1,145	1,041
Accrued taxes	1,488	5,069
Accrued above market lease liability	698	667
Other accrued expenses	2,883	1,074
Total accrued expenses	$24,366	$23,044

Note 9. Fair Value Measurements

We measure fair value using the framework established by the FASB for fair value measurements and disclosures. See Note 1, “Business, Basis of Presentation, and Summary of Significant Accounting Policies”, under the caption Fair Value Measurements for further information regarding our accounting principles.

Our financial instruments consist primarily of the following:

•
Cash and cash equivalents, accounts receivable, inventories, accounts payable, and accrued expenses—These financial instruments are recorded at historical cost as it approximates fair value due to their short-term nature.

•
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
Notes to Consolidated Financial Statements
(In thousands)

•
Interest Rate Swaps—Interest rate swap contracts are recorded in the consolidated financial statements at fair value. On January 31, 2014, our interest rate swap contracts had an outstanding total notional principal of $210.0 million. For these interest rate swap contracts, we have agreed to pay fixed interest rates while receiving a floating interest rate (LIBOR). The purpose of holding these interest rate swap contracts is to hedge against the upward movement of LIBOR and the associated interest expense we pay on our external variable rate credit facilities.

As discussed in Note 11, “Derivatives”, we had interest rate swap contracts with a total notional principal of $210.0 million outstanding on January 31, 2014. We have also entered into an additional $71.0 million of interest rate swap agreements which had no effective notional amount on January 31, 2014. The fair value of interest rate swap contracts is calculated based on the fixed rate, notional principal, settlement date, present value of the future cash flows, terms of the agreement, and future floating interest rates as determined by a future interest rate yield curve. Our interest rate swap contracts are recorded at fair value utilizing Level 2 inputs such as trade data, broker/dealer quotes, observable market prices for similar securities, and other available data. Although readily observable data is utilized in the valuations, different valuation methodologies could have an effect on the estimated fair value. Accordingly, the inputs utilized to determine the fair value of the interest rate swap contracts are categorized as Level 2. During the twelve months ended January 31, 2014, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.

On January 31, 2014 (Successor) and January 31, 2013 (Successor), the weighted average fixed interest rate of our interest rate swap contracts was 1.6%, and 2.2%, respectively, and the weighted average remaining life was 1.4 and 2.9 years, respectively.

Interest expense related to our interest rate swap contracts was the following:

	Successor			Predecessor
	Twelve Months Ended January 31, 2014	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011
Interest expense related to interest rate swap contracts	$1,929	$1,934	$983	$5,106

Liabilities measured at fair value on a recurring basis are summarized below:

		January 31, 2014
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap agreements	$4,008	$—	$4,008	$—
Total	$4,008	$—	$4,008	$—

		January 31, 2013
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap agreements	$5,293	$—	$5,293	$—
Total	$5,293	$—	$5,293	$—

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
Our long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes. The fair value of our long-term debt is estimated based on the latest sales price for similar instruments obtained from a third party (Level 2 inputs). On January 31, 2014 and January 31, 2013, the fair values of our senior notes and senior term loan were $244.2 million and $414.2 million, respectively, and $242.2 million and $384.2 million, respectively.

Note 10. Debt

On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility ($45.0 million available on January 31, 2014) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”). On February 7, 2013, we entered into the First Amendment to our Credit and Guaranty Agreement (the “First Amendment”), dated June 1, 2011 (the “Credit Agreement”), to refinance our Credit Facility (as discussed below). On November 13, 2013, we entered into the Second Amendment to the Credit Agreement. Pursuant to the Second Amendment, the Company borrowed $35.0 million of incremental term loans (the “Incremental Term Loans”), which may be used for general corporate purposes, including to finance permitted acquisitions. The terms applicable to the Incremental Term Loans are the same as those applicable to the term loans under the Credit Agreement.

Long-term debt consisted of the following:

(In thousands)	January 31, 2014	January 31, 2013
Senior term loan (LIBOR margin of 3.0% and 3.75%, respectively, and interest rate of 4.25% and 5.0%, respectively)	$415,228	$384,150
Revolving loan	—	—
Senior unsecured notes	240,000	240,000
Total debt	655,228	624,150
Less deferred financing costs	(13,949)	(18,534)
Total debt less deferred financing costs	641,279	605,616
Less current portion (net of current portion of deferred financing costs of $2,406 and $2,962, respectively)	(1,757)	(938)
Long-term debt, net of current portion (net of long-term portion of deferred financing costs of $11,543 and $15,572, respectively)	$639,522	$604,678

Credit Facility

On February 7, 2013, pursuant to the First Amendment, we borrowed $384.2 million of term loans (the “Amended Term Loan”) to refinance a like amount of term loans (the “Original Term Loan”) under the Credit Agreement. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin, subject to a LIBOR floor of 1.25%. The LIBOR margin applicable to the Amended Term Loan is 3.00%, which is 75 bps less than the LIBOR margin applicable to the Original Term Loan. In addition, pursuant to the First Amendment, among other things, (i) the term loan facility maturity date was extended to February 7, 2020, provided that the maturity will be March 2, 2019 if the Notes are not repaid or refinanced on or prior to March 2, 2019, (ii) the revolving facility maturity date was extended to February 7, 2018, and (iii) we obtained increased flexibility with respect to certain covenants and restrictions relating to the Company’s ability to incur additional debt, make investments, debt prepayments, and acquisitions. Furthermore, the excess cash flow prepayment requirement was extended to commence with the fiscal year ending January 31, 2014.

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Notes to Consolidated Financial Statements
(In thousands)

As a result of the First Amendment to our Credit Facility, and changes in the holders of our term loan, we recorded a $3.0 million loss on extinguishment and modification of debt during the twelve months ended January 31, 2014 consisting of unamortized deferred loan fees. Of the $3.0 million loss, $2.6 million was related to the loss on extinguishment of debt, and $0.4 million was related to the loss on the modification of debt.

We expensed $0.9 million of advisory and other fees related to the First Amendment, which are included within professional fees on the statement of operations during the twelve months ended January 31, 2014. In addition, we recorded additional deferred financing costs of $0.5 million during the twelve months ended January 31, 2014, which are included in prepaid expenses and other current assets and the deferred financing costs, net asset on the balance sheet.

On November 13, 2013, we entered into the Second Amendment to the Credit Agreement. Pursuant to the Second Amendment, the Company borrowed $35.0 million of incremental term loans (the “Incremental Term Loans”), which may be used for general corporate purposes, including to finance permitted acquisitions. The terms applicable to the Incremental Term Loans are the same as those applicable to the term loans under the Credit Agreement.

In conjunction with the Second Amendment, we incurred $0.4 million of underwriting and syndication fees and $0.1 million of legal fees during the twelve months ended January 31, 2014. We classified these fees as third party costs of which $0.4 million was included as professional fees on the statement of operations during the twelve months ended January 31, 2014, and $0.1 million was recorded as additional deferred financing costs which was included in prepaid expenses and other current assets on the balance sheet on January 31, 2014.

The Credit Facility issued in June 2011 and amended in February 2013 and November 2013 places certain limitations on our (and all of our U.S. subsidiaries) ability to incur additional indebtedness, pay dividends or make other distributions, repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, utilize assets as security in other transactions, and sell certain assets or merge with or into other companies. In addition, under the Credit Facility agreement, we may be required to satisfy and maintain a total leverage ratio if there is an outstanding balance on the revolving loan of 25% or more of the committed amount on any quarter end.

On January 31, 2014, we did not have an outstanding balance on the revolving loan; and therefore, we were not subject to a leverage test. Additionally, on January 31, 2014, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

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
Notes to Consolidated Financial Statements
(In thousands)

Interest and Fees

Interest and fees related to our Credit Facility and the Notes were as follows:

	Successor			Predecessor
(in thousands)	Twelve Months Ended January 31, 2014	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011
Credit Facility interest and fees (weighted average interest rate of 4.26% 4.89%, 5.0%, and 4.80%, respectively) (1)	$18,480	$21,418	$14,813	$6,090
Notes interest and fees (2)	20,804	20,485	14,004	5,131
Total interest and fees	$39,284	$41,903	$28,817	$11,221

(1)    Principal on the senior term loan is payable in quarterly installments of $1.0 million.
(2)    Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt

On January 31, 2014, the schedule of minimum required principal payments relating to the senior term loan and the senior unsecured notes for each of the twelve months ending January 31 are due according to the table below:

(In thousands)
Principal Payments on Debt
2015	$4,163
2016	4,163
2017	4,163
2018	4,163
2019	4,163
Thereafter	634,413
Total	$655,228

Note 11. Derivatives

Cash Flow Hedges

We utilize interest rate derivative contracts to hedge cash flows related to the variable interest rate exposure on our debt. Our use of interest rate derivative contracts is not for trading or speculative purposes. For these interest rate swap contracts, we have agreed to pay fixed interest rates while receiving a floating LIBOR. The purpose of holding these interest rate swap contracts is to hedge against the upward movement of LIBOR and the associated interest expense we pay on our external variable rate credit facilities.

See Note 1, “Business, Basis of Presentation, and Summary of Significant Accounting Policies”, under the caption Derivative Instruments for further information regarding our accounting principles.

 Successor

During July 2011, we entered into several swap agreements to effectively hedge our interest rate risk related to our variable rate debt and hedged $210.0 million of our debt with four interest rate swaps. During July 2013, we entered into an additional swap agreement and hedged $71.0 million of our debt with one interest rate swap. The swap entered into during July 2013 did not have an effective notional amount on January 31, 2014.

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Notes to Consolidated Financial Statements
(In thousands)

The fair value of the potential termination obligations related to our interest rate swaps, which we record within the “Fair value of interest rate swap liabilities” caption of our consolidated condensed balance sheets, were as follows:

(in thousands)	Notional Amount	Interest Rate	January 31, 2014	January 31, 2013
Two Interest rate swaps effective July 2011, expires July 2014 (1)	$60,000	1.681%	$130	$381
Two Interest rate swaps effective July 2011, expires July 2016 (1)	150,000	2.346%	3,585	4,912
One interest rate swap, effective July 2014, expires July 2016 (1)(2)	$71,000	1.639%	293	—
			$4,008	$5,293

(1)	These interest rate swaps are subject to a fixed rate of interest in exchange for a variable interest rate based on a three-month LIBOR, subject to a 1.25% floor.

(2)
This interest rate swap had no notional amount on January 31, 2014. The $71.0 million notional amount will become effective during July 2014 and will be reduced to $64.0 million on July 31, 2015, before it terminates on July 29, 2016.

The interest rate swap agreements have been designated as cash flow hedges of our interest rate risk and recorded at estimated fair values on January 31, 2014. The fair value of the interest rate hedges reflects the estimated amount that we would pay to terminate the contracts at each reporting date (See Note 9, “Fair Value Measurements”).

Changes in the fair value of our swaps, to the extent effective, are reported as a component of other comprehensive (loss) income, net (“OCI”) and is subsequently reclassified into interest expense during the same period interest cash flows for our floating-rate debt (hedged item) occur. Changes in the fair value of any portion of a cash flow hedge deemed ineffective are recognized into current period earnings. We determined that the interest rate swap agreements are highly effective in offsetting future variable interest payments associated with the hedged portion of our term loans. During the twelve months ended January 31, 2014, no ineffectiveness was recorded into current period earnings. We do not expect to reclassify any material amount from OCI into earnings within the next 12 months.

The effective portion of the unrealized (loss) gain recognized in OCI for our derivative instruments designated as cash flow hedges was as follows:

	Successor			Predecessor
(in thousands)	Twelve Months Ended January 31, 2014	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011
Unrealized (loss) gain, before income tax (benefit) expense	$1,285	$710	$(6,003)	$32,244
Income tax (benefit) expense	481	272	(2,297)	12,764
Total	$804	$438	$(3,706)	$19,480

In connection with the First Amendment of the amended Credit Facility (See Note 10, “Debt”), we performed an analysis of our interest rate swaps at the refinancing date to determine if the swaps should be re-designated as a cash flow hedge. Based on the analysis, we determined that the interest rate swap agreements should continue to be designated as a cash flow hedge, primarily because: (i) there were no changes in the underlying index of the debt (only the spread changed) and no changes in debt principal, (ii) there were no changes in the interest rate swap agreements, and (iii) the agreements are anticipated to be highly effective.

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Notes to Consolidated Financial Statements
(In thousands)

Predecessor

During the four months ended May 31, 2011, the Predecessor recorded an unrealized loss on interest rate swaps totaling $1.1 million, in the statement of operations for the ineffective portion of interest rate swaps. In addition, during the four months ended May 31, 2011, the Predecessor reclassified $2.2 million from other comprehensive loss to unrealized loss on interest rate swaps within the statement of operations related to an interest rate swap that was undesignated as effective upon its amendment during the twelve months ended January 31, 2012. This amount was previously recognized as an effective hedge and was reclassified during the same period the hedged transaction affected earnings.

At the closing of the Transaction, we were contractually required to pay a termination fee of $38.2 million to the counterparties. The termination of the interest rate swaps resulted in the immediate recognition of a $28.9 million accrued unrealized loss, as $9.3 million had been previously recognized.

Note 12. Income Taxes

The components of (loss) income before income tax (benefit) provision were as follows:

(in thousands)	Successor			Predecessor
	Twelve Months Ended January 31, 2014	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011
Domestic	$(30,394)	$12,398	$(437)	$(52,951)
Foreign	4,466	4,908	3,982	2,133
	$(25,928)	$17,306	$3,545	$(50,818)

The (benefit) provision for income taxes during the twelve months ended January 31, 2014 (Successor), and January 31, 2013 (Successor), the eight months ended January 31, 2012 (Successor), and the four months ended May 31, 2011 (Predecessor), were the following:

(in thousands)	Successor			Predecessor
	Twelve Months Ended January 31, 2014	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011
Current:
Federal	$(325)	$1,193	$—	$—
Foreign	1,849	2,367	1,006	1,208
State	713	718	867	(2,073)
	2,237	4,278	1,873	(865)
Deferred:
Federal	(9,488)	3,511	198	(15,841)
Foreign	(376)	329	(871)	(34)
State	(57)	(642)	95	(96)
	(9,921)	3,198	(578)	(15,971)
Income tax expense (benefit)	$(7,684)	$7,476	$1,295	$(16,836)

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Notes to Consolidated Financial Statements
(In thousands)

A reconciliation of the income tax (benefit) provision and the amount computed by applying the statutory federal income tax rate of 35% to the (loss) income before income taxes during the twelve months ended January 31, 2014 and January 31, 2013, the eight months ended January 31, 2012 (Successor), and the four months ended May 31, 2011 (Predecessor) is the following:

(in thousands)	Successor			Predecessor
	Twelve Months Ended January 31, 2014	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011
Tax expense (benefit) computed at the statutory rate	$(9,075)	$6,057	$1,277	$(17,786)
State tax, federally effected	316	49	67	(1,402)
Permanent differences	428	398	(112)	3,187
Foreign rate differential	(402)	838	(160)	(191)
Return to provision adjustments	194	(94)	(242)	(545)
Valuation allowance	311	138	219	118
Other	544	90	246	(217)
Income tax expense (benefit)	$(7,684)	$7,476	$1,295	$(16,836)

Income tax (benefit) expense during the twelve months ended January 31, 2014 decreased by $15.2 million, to a benefit of $7.7 million from an expense of $7.5 million during the twelve months ended January 31, 2013. The decrease is due to reduction in consolidated pre-tax book income and other discrete items impacting the twelve months ended January 31, 2014. Discrete items primarily include excess shortfalls associated with the exercise, cancellation and expiration of stock options, and state effective tax rate change impacting U. S. deferred taxes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are following:

(in thousands)	January 31, 2014	January 31, 2013
Deferred tax assets:
Net operating losses	$76,660	$59,285
Accruals and other	6,076	5,551
Share-based compensation	4,374	6,577
Other comprehensive loss	1,544	2,025
Total deferred tax assets	88,654	73,438
Deferred tax liabilities:
Depreciation	(95,779)	(91,866)
Goodwill	(9,640)	(5,982)
Other amortization expense	(171,606)	(174,225)
Total deferred tax liabilities	(277,025)	(272,073)
Less valuation allowance	(1,824)	(1,218)
Net deferred tax liabilities	$(190,195)	$(199,853)

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Notes to Consolidated Financial Statements
(In thousands)

On January 31, 2014, our valuation allowance was approximately $1.8 million on certain of our deferred tax assets. The change of $0.6 million in our valuation allowance relates to a net increase in allowances related to foreign net operating losses and state tax credits. Based on the available evidence, we believe that it is more likely than not that these deferred tax assets will not be realized.
On January 31, 2014, we estimated federal and state net operating loss carry-forwards of approximately $196.3 million and $167.0 million, respectively, which will begin to expire in 2025, unless utilized.

On January 31, 2014, we recorded a federal AMT credit of $0.4 million, which will carry forward indefinitely until utilized.

During the current year, we realized net tax benefits of $2.7 million related to stock-based compensation. That amount was allocated to the following items (in thousands):

Twelve Months Ended
January, 2014
Deferred income tax asset	$(2,958)
Income tax provision	203
Additional paid in capital	71
Total	$(2,684)

The majority of our deferred tax assets relate to federal net operating loss carry-forwards. We believe that we will fully realize the benefit of existing deferred tax assets based on the scheduled reversal of U.S. deferred tax liabilities related to depreciation and amortization expenses not deductible for tax purposes, which is ordinary income and of the same character as the temporary differences giving rise to the deferred tax assets. This will reverse in substantially similar time periods as the deferred tax assets and in the same jurisdictions. As such, the deferred tax liabilities are considered to provide a source of income sufficient to support our U.S. deferred tax assets and our conclusion that no valuation allowance is needed at January 31, 2014. A valuation allowance against U.S. net operating loss deferred tax assets is not recorded; however, a valuation allowance of $1.4 million and $1.2 million has been recorded on both January 31, 2014 and January 31, 2013, respectively, against deferred tax assets related to foreign net operating loss carry-forwards as we believe it is more likely than not that those foreign deferred tax assets will not be realized.
On September 2013, the Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property. These final and proposed regulations will be effective for our fiscal year beginning on or after February 1, 2014. We continue to review the regulations, but we do not believe there will be a material impact on our results of operations, financial position, or cash flows when they are fully adopted.

Pretax earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. We intend to reinvest these earnings indefinitely in the our foreign subsidiaries. It is not practical to determine the amount of income tax payable in the event we repatriated all undistributed foreign earnings. However, if these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes, offset by an adjustment of foreign taxes.
Under the accounting guidance applicable to uncertainty in income taxes we have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns as well as all open tax years in these jurisdictions. This accounting guidance clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements; prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return; and provides guidance on the description, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Notes to Consolidated Financial Statements
(In thousands)

The following table summarizes the activity related to our gross unrecognized tax benefits (excluding interest and penalties and related tax carryforwards):

	January 31, 2014	January 31, 2013
Balance, beginning of the year	$—	$—
Gross increases related to prior year income tax provision	3,955	—
Balance, end of the year	$3,955	$—

Included in the unrecognized tax benefit at January 31, 2014 is $0.1 million that, if recognized, would affect the effective income tax rate.
We recorded interest and penalties associated with unrecognized tax benefits of $0.1 million during the twelve months ended January 31, 2014. We did not have any accrued interest or penalties associated with any unrecognized tax benefits during the twelve months ended and January 31, 2013, the eight months ended January 31, 2012 and the four months ended May 31, 2011.
We file income tax returns and are subject to audit in the U.S. federal jurisdiction and in various state and foreign jurisdictions.
We are no longer subject to U.S. federal income tax examinations for fiscal years prior to 2011 and state income tax examinations for fiscal years prior to 2010, (except for the use of tax losses generated prior to 2006 that may be used to offset taxable income in subsequent years). During the fourth quarter of the fiscal year ended January 31, 2014, we received an examination notice from the Internal Revenue Service to audit income tax returns filed for the twelve months ended January 31, 2011 and the four months ended May 31, 2011. This examination is currently in the information gathering stage and no assessments have been made as of the date of this filing.

We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, audit outcomes and settlements are subject to significant uncertainty and we continue to evaluate such uncertainties in light of current facts and circumstances. As a result our current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open tax years. As of the date of this report, we do not anticipate that there will be any significant change in the unrecognized tax benefits within the next twelve months.

Note 13. Share-based Compensation

Successor

Share-based Compensation

Prior to the Transaction, the Company had other share-based incentive plans, whereby restricted shares and options to purchase shares of common stock were granted to key employees and outside directors. Stock options that vested over a period of time were awarded as well as non-vested share awards, which included restricted shares and stock options with vesting subject to performance conditions. The vesting of all outstanding stock options and restricted shares on May 31, 2011 was accelerated at the consummation of the Transaction. Additionally, as part of the change in ownership of the Company in June 2011, certain members of the management team elected to exchange existing stock options to purchase shares in the Predecessor Company for stock options to purchase shares of BCI Holdings. These stock options were fully vested as of the change in ownership.

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Notes to Consolidated Financial Statements
(In thousands)

In connection with the Transaction, during June 2011, BakerCorp International Holdings (“BCI Holdings”) adopted a share-based management compensation plan, the BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). On September 12, 2013, the BCI Holdings’ Board of Directors amended the 2011 Plan by resolution to increase the number of shares of BCI Holdings common stock authorized for issuance under the 2011 Plan to 1,001,339 shares. On January 31, 2014, there were 137,853 shares available for grant. The amended 2011 Plan permits the granting of BCI Holdings stock options, nonqualified stock options and restricted stock to eligible employees and non-employee directors and consultants.

Under the amended 2011 Plan, stock option awards are generally granted with an exercise price equal to or greater than the market price of BCI Holdings common stock on the date of grant. All stock options granted to eligible participants, except for the Chief Executive Officer (the “CEO”), are subject to the following:

•	The stock options expire in ten years or less from their grant date, and vest over a five-year period, with 5% vesting per quarter.

•
The fair value of stock option awards is expensed over the related employee’s service period on a straight-line basis for stock options granted with an exercise price approximating the fair value of BCI Holdings common stock on the grant date.

•
Stock options granted with exercise prices substantially higher than the fair value of BCI Holdings common stock on the grant date are deemed to be “deep-out-of-the-money”. The grant date fair value of deep-out-of-the-money stock options must be recognized in the statement of operations on a tranche by tranche basis (often referred to as the “accelerated attribution method”) rather than on a straight-line basis.

•
Stock options where cash settlement becomes probable are converted to liability awards. Vested liability awards are revalued and reclassified from equity to a liability upon conversion. Any excess of the fair value over the historical compensation expense recognized is recorded to compensation expense. Vested liability awards are revalued each reporting date. Increases in fair value are recognized within compensation expense.

The following table summarizes stock option activity during the twelve months ended January 31, 2014:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)(2)	Weighted Average Term Remaining (in years)	Weighted Average Grant Date Fair Value
Outstanding, January 31, 2013 (1)	612,571	$138.12	$24,527	7.6
Granted	535,500	241.08			$27.13
Exercised	(125,404)	63.10	6,969
Forfeited/cancelled/expired	(124,953)	192.56
Outstanding, January 31, 2014 (1)	897,714	$202.44	$8,113	8.1
Vested and expected to vest, January 31, 2014	$442,900	$152.19	$8,113	6.7
Exercisable, January 31, 2014	$242,834	$129.73	$7,586	5.2

(1)
The number of stock options outstanding on January 31, 2014, and January 31, 2013 include 95,428 and 166,832, respectively, of BCI Holdings options that were exchanged for Predecessor Company options as a result of the Transaction. These options on January 31, 2014 and January 31, 2013 had a weighted average exercise price of $36.04 and $35.68, respectively.

(2)
Aggregate intrinsic value in the table above represents the total pre-tax value that stock option holders would have received had all stock option holders exercised their options on January 31, 2014. The aggregate intrinsic value is the difference between the estimated fair market value of the BCI Holdings common stock at the end of the period and the stock option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of the BCI Holdings common stock.

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Notes to Consolidated Financial Statements
(In thousands)

The following table summarizes the stock options outstanding on January 31, 2014, and the related weighted average price and life information (in thousands, except year and price data):

	January 31, 2014
	Outstanding				Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Exercise Price	Weighted Average Term Remaining (in years)	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Weighted Average Term Remaining (in years)	Aggregate Intrinsic Value
$19.44-$42.86	95,428	$36.04	4.0		95,428	$36.04	4.0
$100-$150	212,645	115.85	8.3		60,211	104.06	7.3
$175-$200	144,821	191.37	7.8		43,598	200.00	5.2
$225-$300	444,820	283.14	9.0		43,597	300.00	5.2
	897,714	$202.44	8.1	$8,113	242,834	$129.73	5.2	$7,586

As of January 31, 2014, there was $6.5 million of unrecognized pre-tax share-based compensation expense, excluding the options granted to the CEO, related to non-vested stock options, which we expect to recognize over a weighted average period of 3.7 years. The total fair value of options vested during the twelve months ended January 31, 2014, January 31, 2013, eight months ended January 12, 2012, and the four months ended May 31, 2011 was $3.3 million, $3.2 million, $2.3 million, and $7.3 million, respectively.

The share-based compensation expense included within employee related expenses in our consolidated statement of operations was the following:

	Successor			Predecessor
(in thousands)	Twelve Months Ended January 31, 2014	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011
Non-cash share-based compensation expense	$2,901	$4,199	$1,356	$2,378

The fair value of BCI Holdings stock options issued classified as equity awards was determined using the Black-Scholes options pricing model utilizing the following weighted average assumptions for each respective period:

	Successor			Predecessor
	Twelve Months Ended January 31, 2014	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011
Expected volatility	45%	40%	45%	N/A
Expected dividends	0%	0%	0%	N/A
Expected term	4.6 years	6.9 years	6.3 years	N/A
Risk-free interest rate	1.5%	1.3%	2.1%	N/A

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Notes to Consolidated Financial Statements
(In thousands)

CEO Options

During the third quarter of fiscal year 2014, we appointed a new CEO who began employment on September 9, 2013. In connection with his hire, the CEO was granted 450,000 stock options (which are included in the stock options disclosed above) to purchase shares of BCI Holdings pursuant to the 2011 Plan as follows: (i) 25,000 stock options with an exercise price of $125; (ii) 25,000 stock options with an exercise price of $150; (iii) 50,000 stock options with an exercise price of $175; (iv) 75,000 stock options with an exercise price of $225; (v) 75,000 stock options with an exercise price of $275; and (vi) 200,000 stock options with an exercise price of $300. The options with exercise prices above $125 were granted significantly out-of-the-money and serve as additional incentives for our CEO to maximize the value of BCI Holdings’ common stock. The stock options all become fully vested and exercisable only upon the consummation of a Change in Control (as defined in the 2011 Plan) and only if the CEO remains employed at that time. The stock options expire after ten years from the date of grant and will cease to be exercisable on the 90th day after the date of a Change in Control. Upon any termination of employment, any unvested options terminate immediately.

We determined all tranches contain a service (i.e., CEO remains employed) and performance (i.e., Change in Control) condition. In addition, we performed an analysis for all stock options that were granted at a strike price greater than the fair value at the time of grant and determined that these stock options had characteristics of “deep-out-of-the-money” options. Based on this analysis, we concluded these tranches were granted “deep-out-of-the-money” as the exercise prices were significantly greater than the grant date stock value of $125. Stock options granted deep-out-of-the-money are deemed to contain a market condition.

The weighted average grant date fair value of $23.54 for the CEO’s options was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

	Twelve months ended
	January 31, 2014	January 31, 2013
Expected volatility	45%	N/A
Expected dividends	0%	N/A
Expected term	4.2 years	N/A
Risk-free interest rate	1.4%	N/A

Additionally, we incorporated a current common stock value of $125 per share as the “grant date price” for the Black-Scholes option pricing model. Since BCI Holdings operates as a privately-owned company, its stock does not and has not been traded on a market or an exchange. As such, we estimate the value of BCI Holdings, on a quarterly basis. If there have been no significant changes such as acquisitions, disposals, or loss of a major customer. between our valuation analysis and the grant date of a stock option, we will continue to use that valuation. We determined the fair value of BCI Holdings common stock based on an analysis of the market approach and the income approach. Under the market approach, we estimated the fair value based on market multiples of Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") for comparable public companies. Under the income approach, we calculate the fair value based on the present value of estimated future cash flows.

As the CEO’s stock options contain a liquidity event based performance condition (i.e., Change in Control) and a market condition (i.e., deep-out-of-the-money), we determined recognition of compensation cost should be deferred until the occurrence of the Change in Control. On January 31, 2014, the total unrecognized stock-based compensation expense for the CEO’s stock options was $10.6 million. During the fiscal year ended 2014, we did not recognize any stock based compensation expense related to the CEO’s options.

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Notes to Consolidated Financial Statements
(In thousands)

Liability Awards

During the fourth quarter of fiscal year 2014, we began accounting for certain options that had previously been accounted for as equity awards as liability awards, as we determined cash settlement upon exercise was probable. As a result, we remeasured the fair value of these options on January 31, 2014, and recognized an additional $0.2 million of share-based compensation expense. In connection with the conversion from equity to liability awards, the Company reclassified $3.0 million from additional paid-in-capital to a share-based compensation liability. Based on the valuation performed on January 31, 2014, there was $1.2 million of total unrecognized compensation related to unvested awards 2.4 years.

The fair value of BCI Holdings stock options accounted for as liability awards were determined using the Black-Scholes options pricing model utilizing the following assumption for each respective period:

	Successor			Predecessor
	Twelve Months Ended January 31, 2014	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011
Expected volatility	45%	N/A	N/A	N/A
Expected dividends	—	N/A	N/A	N/A
Expected term	3.6	N/A	N/A	N/A
Risk-free interest rate	1.0%	N/A	N/A	N/A

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

The following table summarizes stock option activity for the twelve months ended January 31, 2011 and the four months ended May 31, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2011	4,487,122	$2.93	2.3
Granted	—
Exercised	(2,392,877)	3.10		$16,872
Rolled over	(2,094,245)	$2.74		7,337
Outstanding at May 31, 2011	—	—		—
Vested and expected to vest at May 31, 2011	—	—	—
Exercisable at May 31, 2011	—	—	—	—

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Notes to Consolidated Financial Statements
(In thousands)

Note 14. Segment Reporting

We conduct our operations through entities located in the United States, Canada, Mexico, France, Germany, the United Kingdom, Poland, and the Netherlands. We transact business using the local currency within each country where we perform the service or provide the rental equipment.

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

•
the European segment consists of branches located in France, Germany, the Netherlands, the United Kingdom, and Poland, that provide equipment and services to customers in a number of European countries.

Our North American and European reporting segments are also reporting units for the purpose of testing goodwill for impairment. See Note 1, "Business, Basis of Presentation, and Summary of Significant Accounting Policies" for further discussion of our reporting units.

Selected statements of operations information for our reportable segments is the following (in thousands):

	Successor			Predecessor
	Twelve Months Ended January 31, 2014	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011
Revenue
United States	$273,904	$287,825	$197,599	$87,807
Other North America	7,711	6,323	2,900	917
North America	281,615	294,148	200,499	88,724
Europe	28,996	20,319	13,911	6,230
Total revenue	$310,611	$314,467	$214,410	$94,954
Depreciation and amortization
North America	$58,166	$55,498	$43,309	$10,693
Europe	4,325	3,169	1,959	432
Total depreciation and amortization	$62,491	$58,667	$45,268	$11,125
Interest expense (income), net
North America	$41,295	$43,715	$29,659	$16,238
Europe	(1)	(8)	230	111
Total interest expense, net	$41,294	$43,707	$29,889	$16,349
Income tax (benefit) expense
North America	$(9,351)	$6,111	$—	$(17,503)
Europe	1,667	1,365	1,295	667
Total income tax (benefit) expense	$(7,684)	$7,476	$1,295	$(16,836)
Net (loss) income
North America	$(21,108)	$7,173	$(770)	$(35,646)
Europe	2,864	2,657	3,020	1,664
Total net (loss) income	$(18,244)	$9,830	$2,250	$(33,982)

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Notes to Consolidated Financial Statements
(In thousands)

Total asset and long-lived asset information by reportable segment is the following:

(In thousands)	January 31, 2014	January 31, 2013
Total assets
United States	$1,128,323	$1,126,240
Other North America	9,564	8,358
Europe	136,619	131,139
Total assets	1,274,506	1,265,737
Long-lived assets
United States	324,008	324,269
Other North America	11,041	7,868
Europe	58,093	41,657
Total long-lived assets	$393,142	$373,794

Note 15. Related Party Transactions

From time to time, we enter into transactions in the normal course of business with related parties. We believe that such transactions are at arm’s-length and have terms consistent with terms offered in the ordinary course of business. The accounting policies that we apply to our transactions with related parties are consistent with those applied in transactions with independent third parties.

Successor

Pursuant to a professional services agreement between us and the Sponsor, we agreed to pay the Sponsor an annual management fee of $0.5 million, payable quarterly, plus reasonable out-of-pocket expenses, in connection with the planning, strategy and oversight support provided to management. For the twelve months ended January 31, 2014, January 31, 2013, and the eight months ended January 31, 2012, we recorded $0.6 million, $0.6 million, and $0.4 million, respectively, in aggregate management fees and expenses to the Sponsor. Management fees payable to the Sponsor totaled $0.04 million on both January 31, 2014 and January 31, 2013.

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

Note 16. Commitments and Contingencies

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

We expense legal fees during the period in which they are incurred.

Leases

We have several non-cancelable operating leases, primarily for office and operations facilities. We are generally responsible for interior maintenance, property taxes, insurance, and utilities. Certain leases contain rent escalation clauses that are effective at various times throughout the lease term. Some leases also contain renewal options.

Rent expense, which includes base rent payments charged to expense on the straight-line basis over the terms of the leases, real estate taxes and other costs were $8.5 million, $7.4 million, $4.0 million, and $2.1 million, during the twelve months ended January 31, 2014 and January 31, 2013 (Successor), the eight months ended January 31, 2012 (Successor), the four month period ended May 31, 2011 (Predecessor), respectively.

During the fourth quarter of fiscal year 2014, we entered into a capital lease agreement for tractor equipment for a cost $1.1 million.  We are obligated to pay principal and interest of $0.2 million annually through fiscal year 2019.

The following table summarizes future minimum non-cancelable operating lease payments on January 31, 2014:

(In thousands)
Year ending January 31,
2015	$9,882
2016	7,633
2017	5,483
2018	3,383
2019	1,940
Thereafter	6,250
Total	$34,571

Note 17. Defined Contribution and Profit Sharing Plan

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

The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Plan has an automatic contribution feature that enrolls any employee who is eligible to participate in the Plan at a deferral contribution rate of 3%, subject to their right to opt out of the Plan. The Plan provides for matching contributions at the discretion of the Board of Directors. We match 50% of the first 6% of compensation that a participant contributes to the Plan as deferral contributions. We recorded $1.1 million, $1.1 million, $0.6 million, and $0.3 million, of expense for company contributions during the twelve months ended January 31, 2014 (Successor), January 31, 2013 (Successor), the eight months ended January 31, 2013 (Successor), the four months ended May 31, 2011 (Predecessor), respectively.

The Plan allows for non-elective profit sharing contributions (paid by the Company), also at the discretion of the Board of Directors. We recorded $0.0 million, $0.9 million, and $2.1 million, of expense during the twelve months ended January 31, 2014 (Successor) and January 31, 2013 (Successor), and eight months ended January 31, 2012 (Successor), respectively. There were no profit sharing contributions paid by the Predecessor company during the four month period ended May 31, 2011 (Predecessor).

Note 18. Postretirement Medical Plan

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

Successor

During June 2011, we amended this plan to allow designated employees and their spouses to continue to participate in the Company’s medical plan for a limited time after retirement. Designated employees with 10 years of service that retire on or after age 58 are eligible to participate, provided that they give the Company one year advance notice of their intent to retire. Eligible employees can participate until age 65 or until they become eligible for Medicare parts A or B. Our postretirement medical plan does not provide prescription drug benefits to Medicare-eligible employees and is not affected by the Medicare Prescription Drug Improvement and Modernization Act of 2003.

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Notes to Consolidated Financial Statements
(In thousands)

On January 31, 2014, we had a total of 11 eligible participants in the postretirement medical plan (7 and 4 individuals who became eligible prior and after the Transaction, respectively).

Assuming a discount rate of 2.13% for the obligation established after the Transaction and 1.49% for the obligation established before the Transaction, and healthcare trend costs of 6.5%, the Successor recorded the postretirement medical plan obligation included within the table below (in thousands):

	Net Periodic Postretirement Benefit Cost	Postretirement Benefit Liability
Successor
Balance on June 1, 2011	$—	$1,051
Change in benefit obligation		26
Recognition of components of net periodic postretirement benefit cost:
Service cost	46	46
Interest cost	15	15
Amortization of prior service cost	—
Total net periodic postretirement benefit cost	$61
Benefit payments		—
Net change		87
Balance on January 31, 2012		$1,138
Change in benefit obligation		(70)
Recognition of components of net periodic postretirement benefit cost:
Service cost	68	68
Interest cost	16	16
Amortization of prior service cost	—
Total net periodic postretirement benefit cost	$84
Benefit payments		—
Net change		14
Balance on January 31, 2013		$1,152
Change in benefit obligation		(770)
Recognition of components of net periodic postretirement benefit cost:
Service cost	56	56
Interest cost	13	13
Amortization of prior service cost	—
Total net periodic postretirement benefit cost	$69
Benefit payments		—
Net change		(701)
Balance on January 31, 2014 (1)		$451

(1)
The current portion of the postretirement medical plan obligation on January 31, 2014 totaled $16.0 thousand which is recorded within accrued expenses in the consolidated balance sheets. The non-current portion of $0.4 million is recorded within the other long-term liabilities line.

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Notes to Consolidated Financial Statements
(In thousands)

Assuming a discount rate of 0.62% and healthcare trend costs of 8.5%, the Predecessor recorded the postretirement medical plan obligation included within the table below (in thousands):

	Net Periodic Postretirement Benefit Cost	Accumulated Other Comprehensive Income	Postretirement Benefit Liability
Predecessor
Balance on January 31, 2011		$318	$672
Change in benefit obligation		—	—
Recognition of components of net periodic postretirement benefit cost:
Service cost	8	—	8
Interest cost	5	—	5
Amortization of prior service cost	106	106
Total net periodic postretirement benefit cost	$119
Total other comprehensive income		106
Benefit payments			—
Net change			13
Balance on May 31, 2011		$212	$685

Assumptions:

Certain actuarial assumptions such as the discount rate and the healthcare cost trend rate have a significant effect on the amounts reported for net periodic benefit cost as well as the related benefit obligation amounts.

Discount Rate

The discount rate is used in calculating the present value of benefits, which are based on projections of benefit payments to be made in the future. The objective in selecting the discount rate is to measure the single amount that, if invested at the measurement date in the 5-year and 7-year U.S. Treasury note for the Predecessor’s and Successor’s plan, respectively, would provide the necessary future cash flows to pay the accumulated benefits when due.

Healthcare Cost Trend Rate

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. The healthcare cost trend rate is based on historical rates and expected market conditions. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects:

(In thousands)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on the total service and interest cost components	$3	$(3)
Effect on the postretirement benefit obligation	$34	$(31)

The assumptions are reviewed quarterly and at any interim re-measurement of the plan obligations. The impact of any change in our assumptions is reflected in the postretirement benefit amounts as they occur or over a period of time if allowed under applicable accounting standards. As these assumptions change from period to period, recorded postretirement benefit amounts could also change.

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Notes to Consolidated Financial Statements
(In thousands)

Our estimated future benefit payments on January 31, 2014 for the next ten years are as follows:

(In thousands)
Year ending January 31,
2015	$18
2016	31
2017	35
2018	31
2019	27
Thereafter	451
Total	$593

Note 19. Quarterly Financial data (Unaudited)

The following table sets forth certain unaudited selected consolidated financial information for each of the quarters in the years ended January 31, 2014 and January 31, 2013.

	Three Months Ended
Fiscal Year 2014	April 30, 2013	July 31, 2013	October 31, 2013	January 31, 2014
Revenue	$73,779	$79,200	$82,388	$75,244
Income (loss) from operations	7,733	6,155	9,487	(4,073)
Net loss	$(3,170)	$(4,341)	$(831)	$(9,902)

	Three Months Ended
Fiscal Year 2013	April 30, 2012	July 31, 2012	October 31, 2012	January 31, 2013
Revenue	$76,035	$77,671	$84,241	$76,520
Income from operations	15,925	14,444	17,476	13,224
Net income	$3,213	$2,101	$3,490	$1,026

Note 20. Subsequent Events

On March 25, 2014, the Board of Directors granted 25,500 options to purchase shares of BCI Holdings under the 2011 Plan. The stock options expire in ten years or less from their grant date, and vest over a five-year period, with 5% vesting per quarter. These option awards have a weighted average exercise price of $180.00 per share.

BakerCorp International, Inc. and Subsidiaries (Successor)
and LY BTI Holdings Corp. and Subsidiaries (Predecessor)
Notes to Consolidated Financial Statements
(In thousands)

Note 21. Condensed Consolidating Financial Information

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

Consolidating Balance Sheet
January 31, 2014
Successor
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$20,930	$4,606	$—	$25,536
Accounts receivable, net	—	54,387	10,755	—	65,142
Inventories, net	—	5,746	2	—	5,748
Prepaid expenses and other current assets	230	3,752	1,413	—	5,395
Deferred tax assets	—	6,633	—	—	6,633
Total current assets	230	91,448	16,776	—	108,454
Property and equipment, net	—	324,453	68,689	—	393,142
Goodwill	—	257,052	63,017	—	320,069
Other intangible assets, net	—	421,714	29,688	—	451,402
Deferred tax assets	26,562	57,299	172	(84,033)	—
Deferred financing costs, net	846	—	—	—	846
Other long-term assets	—	419	174	—	593
Investment in subsidiaries	598,874	120,568	—	(719,442)	—
Total assets	$626,512	$1,272,953	$178,516	$(803,475)	$1,274,506
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$38	$21,632	$6,138	$—	$27,808
Accrued expenses	3,307	19,955	1,104	—	24,366
Current portion of long-term debt, net	1,757	—	—	—	1,757
Intercompany balances	(397,291)	357,032	40,259	—	—
Total current liabilities	(392,189)	398,619	47,501	—	53,931
Long-term debt, net of current portion	639,522	—	—	—	639,522
Deferred tax liabilities	1,415	269,028	10,418	(84,033)	196,828
Fair value of interest rate swap liabilities	4,008	—	—	—	4,008
Share-based compensation liability	—	2,974	—	—	2,974
Other long-term liabilities	—	3,458	29	—	3,487
Total liabilities	252,756	674,079	57,948	(84,033)	900,750
Total shareholder’s equity	373,756	598,874	120,568	(719,442)	373,756
Total liabilities and shareholder’s equity	$626,512	$1,272,953	$178,516	$(803,475)	$1,274,506

Consolidating Balance Sheet
January 31, 2013
Successor
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$22,978	$5,091	$—	$28,069
Accounts receivable, net	—	55,139	7,350	—	62,489
Inventories, net	—	2,010	2	—	2,012
Prepaid expenses and other current assets	168	2,330	1,716	—	4,214
Deferred tax assets	—	6,671	28	2,046	8,745
Total current assets	168	89,128	14,187	2,046	105,529
Property and equipment, net	—	324,269	49,525	—	373,794
Goodwill	—	255,803	63,449	—	319,252
Other intangible assets, net	—	435,481	30,460	—	465,941
Deferred tax assets	17,598	48,722	131	(66,451)	—
Deferred financing costs, net	688	—	—	—	688
Other long-term assets	—	431	102	—	533
Investment in subsidiaries	493,871	118,801	—	(612,672)	—
Total assets	$512,325	$1,272,635	$157,854	$(677,077)	$1,265,737
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$45	$18,736	$2,397	$—	$21,178
Accrued expenses	3,414	17,892	1,738	—	23,044
Current portion of long-term debt, net	938	—	—	—	938
Intercompany balances	(501,439)	477,278	24,161	—	—
Total current liabilities	(497,042)	513,906	28,296	—	45,160
Long-term debt, net of current portion	604,678	—	—	—	604,678
Deferred tax liabilities	—	262,246	10,757	(64,405)	208,598
Fair value of interest rate swap liabilities	5,293	—	—	—	5,293
Other long-term liabilities	—	2,612	—	—	2,612
Total liabilities	112,929	778,764	39,053	(64,405)	866,341
Total shareholder’s equity	399,396	493,871	118,801	(612,672)	399,396
Total liabilities and shareholder’s equity	$512,325	$1,272,635	$157,854	$(677,077)	$1,265,737

Condensed Consolidating Statement of Operations
For the Twelve Months Ended January 31, 2014
Successor
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$275,292	$35,319	$—	$310,611
Operating expenses:
Employee related expenses	165	97,950	9,927	—	108,042
Rental expense	—	34,733	3,350	—	38,083
Repair and maintenance	—	17,203	930	—	18,133
Cost of goods sold	—	12,475	64	—	12,539
Facility expense	34	22,064	2,950	—	25,048
Professional fees	1,440	7,156	366	—	8,962
Management fees	—	602	—	—	602
Other operating expenses	782	9,680	7,243	—	17,705
Depreciation and amortization	—	57,327	5,164	—	62,491
Gain on sale of equipment	—	(2,309)	(357)	—	(2,666)
Impairment of long-lived assets	—	2,281	89	—	2,370
Total operating expenses	2,421	259,162	29,726	—	291,309
(Loss) income from operations	(2,421)	16,130	5,593	—	19,302
Other expense:
Interest expense (income), net	41,214	88	(8)	—	41,294
Loss on extinguishment of debt	2,999	—	—	—	2,999
Foreign currency exchange loss (gain), net	—	982	(45)	—	937
Total other expense, net	44,213	1,070	(53)	—	45,230
(Loss) income before income taxes	(46,634)	15,060	5,646	—	(25,928)
Income tax (benefit) expense	(8,057)	(1,444)	1,817	—	(7,684)
(Loss) income before equity in net earnings of subsidiaries	(38,577)	16,504	3,829	—	(18,244)
Equity in net earnings of subsidiaries	20,333	3,829	—	(24,162)	—
Net income	$(18,244)	$20,333	$3,829	$(24,162)	$(18,244)

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

Condensed Consolidating Statement of Comprehensive Income
For the Twelve Months Ended January 31, 2014
Successor
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(18,244)	$20,333	$3,829	$(24,162)	$(18,244)
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap agreements, net of tax of $481	804	—	—	—	804
Change in foreign currency translation adjustments	—	—	(1,132)	—	(1,132)
Other comprehensive income (loss)	804	—	(1,132)	—	(328)
Total comprehensive income (loss)	$(17,440)	$20,333	$2,697	$(24,162)	$(18,572)

Condensed Consolidating Statement of Comprehensive Income
For the Twelve Months Ended January 31, 2013
Successor
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$9,830	$47,094	$3,670	$(50,764)	$9,830
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap agreements, net of tax of $272	438	—	—	—	438
Change in foreign currency translation adjustments	—	—	3,905	—	3,905
Other comprehensive income	438	—	3,905	—	4,343
Total comprehensive income (loss)	$10,268	$47,094	$7,575	$(50,764)	$14,173

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Eight Months Ended January 31, 2012
Successor
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$2,250	$13,954	$2,529	$(16,483)	$2,250
Other comprehensive income (loss), net of tax:
Unrealized loss on interest rate swap agreements, net of tax of $(2,297)	—	(3,706)	—	—	(3,706)
Foreign currency translation adjustments	—	(974)	(10,043)	—	(11,017)
Other comprehensive loss	—	(4,680)	(10,043)	—	(14,723)
Total comprehensive income (loss)	$2,250	$9,274	$(7,514)	$(16,483)	$(12,473)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Four Months Ended May 31, 2011
Predecessor
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(33,982)	$(33,951)	$1,428	$32,523	$(33,982)
Other comprehensive (loss) income, net of tax:
Unrealized gain on interest rate swap agreements, net of tax of $12,764	—	19,480	—	—	19,480
Foreign currency translation adjustments	—	477	974	—	1,451
Postretirement benefits	—	196	—	—	196
Other comprehensive income	—	20,153	974	—	21,127
Total comprehensive (loss) income	$(33,982)	$(13,798)	$2,402	$32,523	$(12,855)

Consolidating Statement of Cash Flows
For the Twelve Months Ended January 31, 2014
Successor
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$(18,244)	$20,333	$3,829	$(24,162)	$(18,244)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Recovery of doubtful accounts	—	416	409	—	825
Share-based compensation expense	165	2,736	—	—	2,901
Gain on sale of equipment	—	(2,309)	(357)	—	(2,666)
Depreciation and amortization	—	57,328	5,163	—	62,491
Amortization of deferred financing costs	2,383	—	—	—	2,383
Loss on extinguishment of debt	2,999	—	—	—	2,999
Impairment of long-lived assets	—	2,281	89	—	2,370
Deferred income taxes	(8,144)	(1,699)	(9)	—	(9,852)
Amortization of acquisition liabilities	—	(685)	—	—	(685)
Equity in net earnings of subsidiaries, net of taxes	20,333	3,829	—	(24,162)	—
Changes in assets and liabilities:
Accounts receivable	—	796	(3,689)	—	(2,893)
Inventories, net	—	(1,264)	—	—	(1,264)
Prepaid expenses and other assets	(9)	(1,389)	200	—	(1,198)
Accounts payable and accrued expenses	(4,997)	9,373	2,825	—	7,201
Net cash provided by (used in) operating activities	(5,514)	89,746	8,460	(48,324)	44,368
Investing activities
Acquisition of business, net of cash acquired	—	(8,080)	(300)	—	(8,380)
Purchases of property and equipment	—	(43,906)	(25,055)	—	(68,961)
Proceeds from sale of equipment	—	3,569	1,384	—	4,953
Net cash used in investing activities	—	(48,417)	(23,971)	—	(72,388)
Financing activities
Intercompany investments and loans	(19,581)	(43,294)	14,622	48,253	—
Repayments of long-term debt	(3,922)	—	—	—	(3,922)
Proceeds from the issuance of long-term debt	35,000	—	—	—	35,000
Payment of deferred financing costs	(1,008)	—	—	—	(1,008)
Return of capital to BakerCorp International Holdings, Inc.	(4,985)	—	—	—	(4,985)
Net cash (used in) provided by financing activities	5,504	(43,294)	14,622	48,253	25,085
Effect of foreign currency translation on cash	10	(83)	404	71	402
Net (decrease) increase in cash and cash equivalents	—	(2,048)	(485)	—	(2,533)
Cash and cash equivalents, beginning of period	—	22,978	5,091	—	28,069
Cash and cash equivalents, end of period	$—	$20,930	$4,606	$—	$25,536

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

Consolidating Statement of Cash Flows
For the Eight Months Ended January 31, 2012
Successor
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income	$2,250	$13,954	$2,529	$(16,483)	$2,250
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	—	1,238	27	—	1,265
Share-based compensation expense	93	1,263	—	—	1,356
Loss on sale of equipment	—	4	—	—	4
Depreciation and amortization	—	43,070	2,198	—	45,268
Amortization of deferred financing costs	—	2,261	—	—	2,261
Deferred income taxes	(10,404)	10,697	(871)	—	(578)
Amortization of acquisition liabilities	—	(445)	—	—	(445)
Equity earnings of subsidiaries, net of taxes	(13,954)	(2,529)	—	16,483	—
Changes in assets and liabilities:
Accounts receivable	—	(4,835)	962	—	(3,873)
Inventories, net	—	(787)	(2)		(789)
Prepaid expenses and other current assets	(360)	(977)	(1,995)	—	(3,332)
Accounts payable and accrued expenses	3,372	11,940	461	—	15,773
Net cash (used in) provided by operating activities	(19,003)	74,854	3,309	—	59,160
Investing activities
Acquisition of business, net of cash acquired	(961,377)	—	—	—	(961,377)
Purchases of property and equipment	—	(50,481)	(6,424)		(56,905)
Proceeds from sale of equipment	—	1,933	—	—	1,933
Net cash used in investing activities	(961,377)	(48,548)	(6,424)	—	(1,016,349)
Financing activities
Intercompany investments and loans	(14,103)	7,847	6,256	—	—
Repayments of long-term debt	(1,950)	—	—	—	(1,950)
Proceeds from issuance of long-term debt	630,000	—	—	—	630,000
Issuance of common stock	390,614	—	—	—	390,614
Payment of deferred financing costs	(24,181)	—	—	—	(24,181)
Net cash provided by financing activities	980,380	7,847	6,256	—	994,483
Effect of foreign currency translation on cash	—	—	(298)	—	(298)
Net increase in cash and cash equivalents	—	34,153	2,843	—	36,996
Cash and cash equivalents, beginning of period	—	—	—	—	—
Cash and cash equivalents, end of period	$—	$34,153	$2,843	$—	$36,996

Consolidating Statement of Cash Flows
For the Four Months Ended May 31, 2011
Predecessor
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(33,982)	$(33,951)	$1,428	$32,523	$(33,982)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	—	584	316	—	900
Share-based compensation expense	—	2,378	—	—	2,378
Gain on sale of equipment	—	(558)	—	—	(558)
Depreciation and amortization	—	10,433	692	—	11,125
Amortization of deferred financing costs	—	429	—	—	429
Unrealized loss on interest rate swaps	—	3,310	—	—	3,310
Deferred income taxes	(17)	(15,920)	(34)	—	(15,971)
Equity earnings of subsidiaries, net of taxes	33,951	(1,428)	—	(32,523)	—
Loss on extinguishment of debt	—	3,338	—	—	3,338
Accrued unrealized loss on interest rate swaps	—	28,934	—	—	28,934
Changes in assets and liabilities:
Accounts receivable	—	(5,816)	(2,376)	—	(8,192)
Inventories, net	—	(144)	—	—	(144)
Prepaid expenses and other current assets	—	264	568	—	832
Accounts payable and accrued expenses	(60)	24,692	69	—	24,701
Net cash (used in) provided by operating activities	(108)	16,545	663	—	17,100
Investing activities
Purchases of property and equipment	—	(8,455)	(2,267)	—	(10,722)
Proceeds from sale of equipment	—	843	17	—	860
Net cash used in investing activities	—	(7,612)	(2,250)	—	(9,862)
Financing activities
Intercompany investments and loans	108	(1,278)	1,170	—	—
Repayments of long-term debt and capital leases	—	(4,117)	—	—	(4,117)
Net cash provided by (used in) financing activities	108	(5,395)	1,170	—	(4,117)
Effect of foreign currency translation on cash	—	—	(570)	—	(570)
Net increase (decrease) in cash and cash equivalents	—	3,538	(987)	—	2,551
Cash and cash equivalents, beginning of period	—	8,932	5,156	—	14,088
Cash and cash equivalents, end of period	$—	$12,470	$4,169	$—	$16,639

Schedule II — Valuation and Qualifying Accounts

(In thousands)	Balance at beginning of period	(Recoveries of) charged to costs and expenses	(Recoveries of) charged to other accounts	Deductions	Balance at end of period
Twelve months ended January 31, 2014
Allowance for doubtful accounts	$3,023	$825	$(17)	$(1,221)	$2,610
Inventory reserve	607	(76)	—	—	531
Deferred tax asset valuation allowance	1,218	606	—	—	1,824
Twelve months ended January 31, 2013
Allowance for doubtful accounts	$4,921	$(1,191)	$(12)	$(695)	$3,023
Inventory reserve	528	79	—	—	607
Deferred tax asset valuation allowance	1,212	6	—	—	1,218
Eight months ended January 31, 2012
Allowance for doubtful accounts	$4,664	$1,265	$(20)	$(988)	$4,921
Inventory reserve	653	(125)	—	—	528
Deferred tax asset valuation allowance	991	221	—	—	1,212
Four months ended May 31, 2011
Allowance for doubtful accounts	$3,676	$900	$—	$88	$4,664
Inventory reserve	575	78	—	—	653
Deferred tax asset valuation allowance	874	117	—	—	991

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Exchange Act Rule 13a-15(d) defines "disclosure controls and procedures" to mean controls and procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was performed under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our internal control over financial reporting based on the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control Integrated Framework. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls or in other factors that may significantly affect our internal controls during the fiscal year 2014.

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

Name	Age	Position
Robert Craycraft	44	President, Chief Executive Officer, Director
Raymond Aronoff	43	Chief Financial Officer/Chief Operating Officer
John Friend	50	Senior Vice President, Sales and Marketing
David F. Haas	53	Executive Vice President
David Igata	54	Senior Vice President
Amy M. Paul	45	Vice President, General Counsel
Carla Rolinc	57	Chief Information Officer
Philip Green	60	Non-Executive Chairman, Director
Richard Carey	48	Director
John Coyle	48	Director
Gerard Holthaus	64	Director
Henry Minello	39	Director

Robert Craycraft joined us in September 2013 and currently serves as President and CEO. He also serves as a Director. Previously, from April 2011 to April 2013, Mr. Craycraft was CEO/President of Safety-Kleen Systems, Inc., an environmental products and services business with 200 locations across North America. Prior to Safety-Kleen, Mr. Craycraft served as President of Ashland Distribution from November 2007 to March 2011, where he led the company’s chemicals, plastics, environmental services and composites businesses in North America, Europe and China. Mr. Craycraft has a Bachelor of Arts degree in Economics from Vanderbilt University. Mr. Craycraft is uniquely qualified to serve as one of our directors due to his extensive experience in leading international organizations, combined with his broad and diverse commercial experience.
Raymond Aronoff joined us in July 2012 and since December 10, 2013, has served as Chief Financial Officer and Chief Operating Officer. Prior to his appointment as Chief Financial Officer and Chief Operating Officer, Mr. Aronoff served as Vice President of Strategy & Business Development and Executive Vice President of Oil and Gas. From 2010 to 2012, Mr. Aronoff worked for National Trench Safety, most recently as its CFO and VP of Corporate Development. From 2007 to 2009, Mr. Aronoff worked for The Boston Consulting Group as a strategy consultant. Mr. Aronoff has over 17 years of leadership experience in strategy, operations and finance positions in a number of organizations including NASA and the Johnson Space Center. Mr. Aronoff has an M.B.A. from the Wharton Business School and a B.S. in engineering from the University of Florida.
John Friend joined us in August 2013 and currently serves as Senior Vice President, Sales and Marketing. From 2008 to 2013, Mr. Friend worked for Honeywell International, most recently as its Vice President, Sales, Safety Products, North America. From 1996 to 2008, Mr. Friend worked for North Safety Products (acquired by Honeywell) as a Division Vice President, Sales. Mr. Friend has over 20 years of Sales and Sales Management experience, achieving strong revenue growth worldwide. He has an M.B.A. from Norwich University, Northfield, Vermont and a B.S. in Business Administration from the West Chester University of Pennsylvania.
David F. Haas joined us in May 1992 and currently serves as Executive Vice President. Mr. Haas developed BakerCorp’s national pump product line and developed the National Accounts program. Mr. Haas has an M.B.A. from Northern Illinois University and a B.S. in Business Administration from Illinois State University.

David Igata joined us in October 2002 and currently serves as Senior Vice President. Mr. Igata has over 30 years of experience in business management, corporate development, M&A, international business development and finance. During his tenure at BakerCorp, he has led our business in the Gulf South area and developed new markets for the Company including entry into filtration, shoring and Europe. From 1996 to 2002, Mr. Igata worked for The IT Group, a global environmental E&C company, as Vice President Corporate Development. He has a B.A. in Economics from the University of Colorado at Boulder.
Amy M. Paul joined us as Vice President, General Counsel in May 2008. Ms. Paul previously served ten years as general counsel and corporate secretary for Advanced Fibre Communications, Inc., which was acquired by Tellabs, Inc. in 2004. Prior to 1995, Ms. Paul worked for a major law firm on M&A and various public and private financing transactions. Ms. Paul has a J.D. from the University of San Diego and B.A. in Psychology from University of California at Los Angeles.
Carla Rolinc joined us in January 2014 and currently serves as Chief Information Officer. From September 2003 until August 2013, Ms. Rolinc worked for Safety-Kleen Systems, Inc., most recently as its VP of Information Technology. Ms. Rolinc has over 25 years of leadership experience in technology strategy, business process improvement and systems design and development. Ms. Rolinc has an M.B.A. with an Information Technology emphasis from the University of Dallas and a B.A. from West Texas A&M University.
Philip Green has served as Non-Executive Chairman since the Permira Funds’ acquisition of BakerCorp in 2011. Previously, Mr. Green was Chief Executive Officer of United Utilities Plc, the largest publicly-listed water business in the UK, from 2006 to 2011. Mr. Green has held senior executive positions at DHL, Reuters, and Royal P&O Nedlloyd.  In June 2011, Mr. Green became the Senior Non-Executive Director of Carillion Plc and now serves as its Chairman Designate.  Mr. Green also serves as Chairman Designate of Williams & Glyn, a UK bank. He also serves as Chairman of Sentebale, a not-for-profit organization. Mr. Green has a B.A. degree in Economics and Politics from the University of Wales and an M.B.A. from London Business School. Mr. Green has extensive public company experience, including in the industrial services industry.
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
John Coyle has served as a Director since June 1, 2011. Mr. Coyle joined Permira in 2008 and is currently a Partner and Head of North America. In addition, Mr. Coyle currently serves as a board member for Arysta LifeScience, Atrium Innovations and Intelligrated. Previously, Mr. Coyle was a Managing Director and the Global Head of the Financial Sponsor Group at JP Morgan Securities, where he had worked for 20 years. Mr. Coyle has a B.A. degree in Economics from the University of Notre Dame and an M.B.A. from Columbia Business School. Mr. Coyle has extensive experience in investment banking, corporate finance and strategic planning.
Gerard Holthaus has served as our Non-Executive Director since June 1, 2011. Mr. Holthaus currently serves as Non-Executive Chairman for Algeco Scotsman, a global mobile office rental company, where he previously served as Chairman and Chief Executive Officer from 2007 to 2010. Previously, Mr. Holthaus was Chairman and Chief Executive Officer of William Scotsman from 1996 to 2010. Mr. Holthaus also serves as a Director and the Non-Executive Chairman of both FTI Consulting and Baltimore Life Insurance. Mr. Holthaus has a B.A. degree in Accounting from Loyola University. Mr. Holthaus has extensive public company experience in the industrial services industry. He also has extensive experience serving on boards of directors of other significant companies.
Henry Minello has served as a Director since June 1, 2011. Mr. Minello joined Permira in 2006 and is currently a Principal. In addition, Mr. Minello currently serves as a board member for Atrium Innovations and Intelligrated. Previously, Mr. Minello was a Vice President at The Cypress Group, a private equity firm, and worked in the investment banking division of Salomon Brothers. Mr. Minello has a B.S. degree in Finance from Georgetown University and an M.B.A. from Harvard Business School. Mr. Minello has extensive investment banking, corporate finance and strategic planning experience.

Item 11.	EXECUTIVE COMPENSATION

The discussion and tabular disclosure that follow describe the Company’s executive compensation program during the most recently completed fiscal year, ended January 31, 2014 (“FY 2014”), as well as the previous fiscal year, ended January 31, 2013 (“FY 2013”), as applicable, with respect to our named executive officers, including: Robert Craycraft, our President and Chief Executive Officer; Raymond A. Aronoff, our Chief Financial Officer and Chief Operations Officer; and John Friend, our Senior Vice President, Sales & Marketing; as well as Bryan Livingston, our former chief executive officer and Gerard Holthaus, who served as our interim chief executive officer during FY 2014 (our “named executive officers”).

Summary Compensation Table

The following table sets forth the compensation paid to the named executive officers that is attributable to services performed during FY 2013 and FY 2014, as applicable.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)
Robert Craycraft, President & Chief Executive Officer (4)	2014	$192,308	$175,000	$10,593,500	$—	$7,252	$10,968,060

Raymond A. Aronoff, Chief Financial Officer and Chief Operating Officer	2014	$288,077	$100,000	$911,657	$—	$15,459	$1,315,193
	2013	$143,231	$80,000	$623,381	$46,973	$36,392	$929,977
John Friend, Senior Vice President, Sales & Marketing	2014	$114,423	$50,000	$967,050	$—	$7,931	$1,139,404

Bryan Livingston, Former President & Chief Executive Officer (6)	2014	$196,154	$—	$—	$—	$1,044,770	$1,240,924
	2013	$500,000	$187,500	$—	$—	$15,461	$702,961
Gerard Holthaus, Interim President & Chief Executive Officer (7)	2014	$144,231	$—	$82,575	$—	$—	$226,806
	2013	$75,000	$—	$—	$—	$—	$75,000

(1)
Amounts in this column for Messrs. Aronoff and Friend reflect a discretionary performance-based bonus paid to such individuals in respect of FY 2014. The amount in this column for Mr. Craycraft reflects a sign-on bonus paid to him in connection with the commencement of his employment during FY 2014.

(2)
Amounts in this column reflect the aggregate grant date fair value of stock options granted pursuant to the BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”), computed in accordance with FASB ASC Topic 718, that were granted to (i) Mr. Holthaus in January 2014 (during FY 2014) in connection with his service as interim chief executive officer; (ii) Mr. Craycraft in connection with the commencement of his employment with the Company in September 2013 (during FY 2014); (iii) Mr. Aronoff (X) in March 2013 (during FY 2014) to address disparities in pay equality among the Company’s executive officers and (Y) in January 2014 (during FY 2014) in connection with his promotion to Chief Financial Officer and Chief Operating Officer; and (iv) Mr. Friend in September 2013 (during FY 2014) in connection with the commencement of his employment with the Company, in each case based on the assumptions set forth in Note 12 to our audited financial statements for FY 2014 included in this annual report on Form 10-K. Other than the stock options granted to Mr. Craycraft, these stock options are scheduled to become vested in 5% installments on each of the first twenty quarterly anniversaries of the date of grant, provided that the executives continue to serve as employees (or, with respect to Mr. Holthaus, a director) of the Company or one of its subsidiaries on each such date, and subject to accelerated vesting under certain circumstances as described in more detail under the heading “Potential Payments upon Termination or Change in Control.” The stock options granted to Mr. Craycraft become vested and exercisable only upon the consummation of a change in control (as defined in the 2011 Equity Incentive Plan and as described in more detail under the heading “Potential Payments upon Termination or Change in Control”), provided that Mr. Craycraft continues to serve as an employee.

(3)
Amounts in this column for FY 2014 include: (i) disability insurance premiums paid by the Company and (ii) car allowances. With respect to Mr. Livingston, amounts in this column for FY 2014 also include severance amounts as described in footnote (6) below.

(4)	Mr. Craycraft’s employment with the Company began on September 9, 2013. The FY 2014 compensation reflected in this table for Mr. Craycraft is compensation earned by him following his start date.

(5)	Mr. Friend’s employment with the Company began on August 12, 2013. The FY 2014 compensation reflected in this table for Mr. Friend is compensation earned by him following his start date.

(6)
Mr. Livingston’s employment with the Company terminated on June 18, 2013. The FY 2014 compensation reflected in this table for Mr. Livingston is compensation earned by him prior to his termination date, as well as severance amounts paid pursuant to his employment agreement as described in more detail under the heading “Potential Payments upon Termination or Change in Control.”

(7)
Mr. Holthaus served as interim chief executive officer from June 18, 2013 until September 9, 2013, at which time Mr. Craycraft was appointed chief executive officer. The FY 2013 compensation reflected in this table for Mr. Holthaus is compensation earned by him as a director of the Company, and the FY 2014 compensation reflected in this table for Mr. Holthaus includes both compensation earned by him as a director of the Company ($75,000), as well as compensation earned by him during his tenure as interim chief executive officer ($151,806).

Executive Agreements

Other than Mr. Holthaus, each of our current named executive officers has entered into an employment agreement with BakerCorp, our subsidiary (the “Executive Agreements”). Mr. Livingston entered into his agreement in June 2011 in connection with the Permira Funds’ Acquisition, Mr. Craycraft entered into his agreement in August 2013 in connection with the commencement of his employment in September 2013, Mr. Aronoff entered into his agreement in June 2012 in connection with the commencement of his employment in July 2012 and Mr. Friend entered into his agreement in July 2013 in connection with the commencement of his employment in August 2013. Each of the Executive Agreements has an initial five-year term (which expires on September 9, 2018 for Mr. Craycraft, July 25, 2017 for Mr. Aronoff and August 12, 2018 for Mr. Friend), which will be automatically extended for successive one-year periods unless at least 30 days’ notice is given by either party. Mr. Livingston’s Executive Agreement was terminated on June 18, 2013; terms of Mr. Livingston’s Executive Agreement related to a termination of employment are described under the heading “Potential Payments upon Termination or Change in Control.” The Executive Agreements provide for the following initial annual base salaries of the named executive officers, which will be reviewed annually and may be adjusted upward: Mr. Craycraft: $500,000; Mr. Aronoff: $280,000; and Mr. Friend: $250,000. In connection with Mr. Aronoff’s promotion from Vice President, Strategy and Development to Executive Vice President of Oil and Gas, in September 2013, Mr. Aronoff received an annual salary increase of $20,000 (for a total annual base salary of $300,000). In addition, the Executive Agreements provide for the following target bonuses, expressed as a percentage of base salary, for the named executive officers: Mr. Craycraft: 150%; and Messrs. Aronoff and Friend: 75%. In addition, (X) Mr. Craycraft’s agreement provides for a sign-on bonus equal to $175,000 (which shall be repaid by to BakerCorp in the event of Mr. Craycraft’s termination for cause or resignation for any reason other than good reason (as each term is defined in Mr. Craycraft’s Executive Agreement), in each case prior to September 9, 2014), which was paid to him in FY 2014 and (Y) Mr. Aronoff’s agreement provides for a sign-on bonus equal to $80,000, net of taxes, which was paid to him in FY 2013. The Executive Agreements also provide that the named executive officers are entitled to participate in such health and other group insurance and other employee benefit plans and programs of BakerCorp as in effect from time to time on the same basis as other senior executives. The Executive Agreement for Mr. Craycraft provides for reimbursement of reasonable counsel fees incurred in connection with the negotiation and documentation of the employment agreement and related equity documents up to a maximum of $5,000.
Each of the named executive officers is also required to abide by perpetual restrictive covenants relating to non-disclosure of confidential information and non-disparagement. In addition, during employment and for two years following termination of employment for any reason, Messrs. Aronoff and Friend are subject to covenants that prohibit (i) solicitation of customers and suppliers of the Company and its subsidiaries and (ii) solicitation or hiring of certain employees of the Company and its subsidiaries. During employment and for one year following termination of employment for any reason, Mr. Craycraft is subject to covenants that prohibit (i) competition with the Company and its subsidiaries, (ii) solicitation of customers and suppliers of the Company and its subsidiaries and (iii) solicitation or hiring of certain employees of the Company and its subsidiaries.
In addition, these Executive Agreements provide for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under the heading “Potential Payments Upon Termination or Change in Control.”

Annual Incentive Awards

Each named executive officer (other than Mr. Holthaus) is eligible to receive an annual cash incentive award. While in previous years, this annual incentive award was generally determined pursuant to a written incentive plan, for FY 2014, the annual incentive awards were determined in the discretion of the Compensation Committee of the Board of Directors, based on its assessment of the executive’s performance. This allows the Compensation Committee of the Board of Directors greater flexibility to align the executive officers’ pay with a broader definition of financial and business results which impact overall Company performance. In determining the executive officers’ annual incentive awards for FY 2014, the Compensation Committee of the Board of Directors considered the Company’s financial achievement during FY 2014 as well the applicable executive officer’s performance related to improving safety performance, driving key growth, and process improvement initiatives. Based on the Compensation Committee of the Board of Director’s evaluation of these elements, (i) Mr. Aronoff was paid a bonus equal to 44.4% of his target bonus for FY 2014 and (ii) Mr. Friend was paid a bonus equal to 26.7% of his target bonus for FY 2014. In connection with his termination of employment in FY 2014 (as more fully described below under the heading “Potential Payments Upon Termination or Change in Control”), pursuant to the terms of his Executive Agreement, Mr. Livingston was paid a bonus equal to 100% of his target bonus for FY 2014, prorated to reflect the period of time in FY 2014 that Mr. Livingston was employed.

Equity Incentive Awards

In connection with the Permira Funds’ Acquisition, the Company adopted the 2011 Equity Incentive Plan, which is currently the Company’s primary plan for making equity-based compensation awards. Each of the named executive officers has received stock option awards pursuant to the 2011 Equity Incentive Plan and related option agreements entered into between each respective executive and the Company. The stock option grant to Mr. Livingston was made in connection with the closing of the Permira Funds’ Acquisition. Mr. Holthaus received a stock option grant in connection with the closing of the Permira Funds’ Acquisition and another stock option grant in connection with his service as interim chief executive officer in January 2014. Mr. Craycraft received a stock option grant in connection with the commencement of his employment in September 2013. Mr. Aronoff received three separate stock option grants, one in connection with the commencement of his employment in July 2012, one in March 2013 to address disparities in pay equality among the Company’s executive officers and one in connection with his promotion to Chief Financial Officer and Chief Operating Officer in January 2014. Mr. Friend received a stock option grant in September 2013 in connection with the commencement of his employment. The stock options were granted to the named executive officers to serve as meaningful retention awards and also to provide the executives with a substantial incentive related to the Company’s future long-term growth. With respect to grants made in FY 2014, the number of options granted to each named executive officer was determined based on a review of the executives’ positions and responsibilities.

Each stock option grant made to each of the named executive officers (other than Mr. Craycraft) is separated into three tranches, with the options in each tranche having identical terms other than exercise price. Except with respect to Mr. Craycraft, one-half of the total options granted to each of the named executive officers have an exercise price equal to the fair market value of a share of Company common stock on the date of grant ((i) $100 per share for options granted to Messrs. Livingston and Holthaus in June 2011, (ii) $137 per share for options granted to Mr. Aronoff in July 2012, (iii) $140 per share for options granted to Mr. Aronoff in March 2013, (iv) $125 per share for options granted to Mr. Friend in September 2013 and (v) $110 per share for options granted to Messrs. Aronoff and Holthaus in January 2014), one-quarter have an exercise price of $200 per share and one-quarter have an exercise price of $300 per share. The options with exercise prices of $200 and $300 are premium priced options, which serve as additional incentives for the named executive officers to maximize the appreciation of the value of the Company’s common stock. These stock options are scheduled to become vested in 5% installments on each of the first twenty quarterly anniversaries of the date of grant, provided that the executives continue to serve as employees (or, with respect to Mr. Holthaus, a director) of the Company or one of its subsidiaries on each such date, and subject to accelerated vesting under certain circumstances. The stock options will become fully vested and exercisable in the event of a change in control (as defined in the 2011 Equity Incentive Plan). In addition, the portion of outstanding stock options that would have vested had the executives’ employment continued until one year following the effective date of certain termination or resignation events will become vested and exercisable in the event of those termination or resignation events, including a termination by reason of death, disability or retirement, a termination by the Company without cause or a resignation by the executive for good reason (each term is defined in the Executive Agreements). Following a termination of employment, except as described above, unvested stock options terminate immediately and the named executive officers have the following amount of time, if any, to exercise their vested stock options following their termination: (i) vested stock options immediately terminate upon the executives’ termination for cause or resignation without good reason; (ii) vested stock options must be exercised prior to the first anniversary of termination following termination by reason of death, disability or retirement; or (iii) vested stock options must be exercised prior to the 90th day following the date of termination upon the executives’ termination without cause or resignation for good reason.
The stock option grant made to Mr. Craycraft is separated into six tranches, with the options in each tranche having identical terms other than exercise price. Approximately 5.56% of the total options granted to Mr. Craycraft have an exercise price of $125 (which was fair market value on the date of grant), approximately 5.56% of the total options granted to Mr. Craycraft have an exercise price of $150, approximately 11.10% of the total options granted to Mr. Craycraft have an exercise price of $175, approximately 16.67% of the total options granted to Mr. Craycraft have an exercise price of $225, approximately 16.67% of the total options granted to Mr. Craycraft have an exercise price of $275 and approximately 44.44% of the total options granted to Mr. Craycraft have an exercise price of $300. The options with exercise prices above $125 are premium priced options, which serve as additional incentives for Mr. Craycraft to maximize the appreciation of the value of the Company’s common stock. These stock options become fully vested and exercisable only in the event of a change in control (as defined in the 2011 Equity Incentive Plan), subject to Mr. Craycraft’s continued employment at such time and any vested stock options must be exercised prior to the 90th day following the change in control. Following a termination of employment for any reason, the stock options, to the extent they remain unvested, terminate immediately.
Dividend equivalent rights were also granted to the named executive officers in respect of the stock options granted pursuant to the 2011 Equity Incentive Plan, which will be paid in respect of vested options and, to the extent options are not vested, will be held by the Company until vesting occurs. Subject to certain exceptions, the stock option agreements for the named executive officers, including Mr. Holthaus, contain certain restrictions with respect to disclosure of confidential information, competition with the Company and its subsidiaries, solicitation of customers and suppliers, solicitation and hiring of certain employees, and disparagement, each of which applies until the date the stock options have been fully exercised or have expired.
Following the Permira Funds’ Acquisition, equity-based grants are generally made only with respect to new hires and promotions. However, Mr. Aronoff’s March 2013 grant was made to address disparities in pay equality among the Company’s executive officers and Mr. Holthaus’s January 2014 grant was made to compensate him for his service as interim chief executive officer.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Options Exercisable	Number of Securities Underlying Options Unexercisable	Option Exercise Price ($) (4)	Option Expiration Date
Robert Craycraft	—	25,000 (1)	$125.00	9/12/23
	—	25,000 (1)	$150.00	9/12/23
	—	50,000 (1)	$175.00	9/12/23
	—	75,000 (1)	$225.00	9/12/23
	—	75,000 (1)	$275.00	9/12/23
	—	200,000 (1)	$300.00	9/12/23

Raymond A. Aronoff	2,250 (2)	5,250 (2)	$137.00	7/31/22
	1,125 (2)	2,625 (2)	$200.00	7/31/22
	1,125 (2)	2,625 (2)	$300.00	7/31/22
	675 (2)	3,825 (2)	$140.00	3/12/23
	337 (2)	1,913 (2)	$200.00	3/12/23
	337 (2)	1,913 (2)	$300.00	3/12/23
	—	6,000 (2)	$110.00	1/16/24
	—	3,000 (2)	$200.00	1/16/24
	—	3,000 (2)	$300.00	1/16/24

John Friend	500 (2)	9,500 (2)	$125.00	9/12/23
	250 (2)	4,750 (2)	$200.00	9/12/23
	250 (2)	4,750 (2)	$300.00	9/12/23

Gerard Holthaus	2,300 (2)	2,300 (2)	$100.00	6/29/21
	1,150 (2)	1,150 (2)	$200.00	6/29/21
	1,150 (2)	1,150 (2)	$300.00	6/29/21
	—	1,000 (2)	$110.00	1/16/24
	—	500 (2)	$200.00	1/16/24
	—	500 (2)	$300.00	1/16/24

Bryan Livingston (3)	—	—	—	—

(1)
These stock options were granted pursuant to the 2011 Equity Incentive Plan and will become fully vested and exercisable only upon a change in control (as defined in the 2011 Equity Incentive Plan), subject to Mr. Craycraft’s continued employment at the time of such change in control.

(2)
These stock options were granted pursuant to the 2011 Equity Incentive Plan and are scheduled to become vested in 5% installments on each of the first twenty quarterly anniversaries of the date of grant, provided that the executives continue to serve as employees (or, in the case of Mr. Holthaus, a director) of the Company or one of its subsidiaries on each such date, and subject to accelerated vesting under certain circumstances as described in more detail under the heading “Potential Payments upon Termination or Change in Control.”

(3)
In connection with Mr. Livingston’s termination of employment, all stock options held by him were exercised or forfeited, as applicable, pursuant to the terms of the governing documents, and Mr. Livingston no longer holds any stock options as of January 31, 2014.

(4)
With respect to each award granted with an exercise price of $300 per share (other than such award granted to Mr. Craycraft), if a change in control (as defined in the 2011 Equity Incentive Plan) occurs prior to the third anniversary of the effective date of the 2011 Equity Incentive Plan, the exercise price will instead be $200 per share.

Retirement Benefit Programs

We offer our executive officers who reside and work in the United States, including our named executive officers, retirement and certain other benefits, including participation in the Company’s 401(k) Plan (the “401(k) Plan”) in the same manner as other employees.
Pursuant to the 401(k) Plan, executive officers are eligible to receive, at the discretion of the Company, company matching contribution and/or profit sharing contributions. No such contributions under the 401(k) Plan were made in FY 2014.

Potential Payments Upon Termination or Change in Control
Pursuant to the Executive Agreements and equity award agreements, each of our named executive officers (other than Mr. Holthaus) would be entitled to receive certain payments and benefits in connection with certain terminations of employment or upon a change in control of the Company. Any use of the terms “executive officers” and “executives” in this section shall refer to the executive officers other than Mr. Holthaus.
Voluntary Resignation without Good Reason or Termination by Company for Cause
Pursuant to the Executive Agreements, in the event that the named executive officers resign without good reason (as defined in the Executive Agreements) or are terminated for cause (as defined in the Executive Agreements), they would only be entitled to receive payment of any base salary accrued but not paid prior to the date of termination, vested benefits to the extent provided under the terms of applicable benefit plans and any unreimbursed expenses (the “Accrued Amounts”).
Termination without Cause or Resignation for Good Reason
Pursuant to the Executive Agreements, in the event that the employment of the named executive officers is terminated without cause (as defined in the Executive Agreements), or upon the executives’ resignation for good reason (as defined in the Executive Agreements), they would receive the following payments and benefits:

i.	any Accrued Amounts;

ii.
(X) with respect to Messrs. Livingston, Aronoff and Friend, a pro-rata target bonus for the year in which termination occurs (“Pro-Rata Target Bonus”) and (Y) with respect to Mr. Craycraft, a pro-rata bonus for the year in which termination occurs, equal to the actual annual bonus (as defined in Mr. Craycraft’s Executive Agreement) that Mr. Craycraft would have been entitled to receive had his employment not been terminated, based on the performance of BakerCorp for the full year (“Craycraft Pro-Rata Bonus”);

iii.
(X) with respect to Messrs. Livingston and Aronoff, a payment each month equal to one-twelfth of the sum of their (a) base salary plus (b) target annual bonus, for 24 months following termination for Mr. Livingston and for 12 months following termination for Mr. Aronoff and (Y) with respect to Messrs. Craycraft and Friend, a payment each month equal to one-twelfth of the base salary for 12 months following their termination (amounts paid pursuant to this paragraph, the “Severance Payments”); and

iv.
continuation of health benefits for 24 months following termination for Mr. Livingston and for 12 months following termination for Messrs. Aronoff, Friend, and Craycraft or, if earlier, until they cease to be eligible for COBRA continuation coverage; provided that BakerCorp is only obligated to pay for such health coverage to the extent it was paying prior to the termination of employment and such coverage shall be credited against the COBRA continuation period.

The Severance Payments will commence to be paid within 30 days following the termination date provided the executives execute, deliver and do not revoke a general release of claims within such 30-day period. Other than with respect to Mr. Craycraft, in the event that such qualifying termination occurs within one year following a change in control (as defined in the agreements), the aggregate value of the Severance Payments will be paid in a lump sum. With respect to Mr. Craycraft, in the event that such qualifying termination occurs within one year following a change in control, Mr. Craycraft shall receive his target annual bonus opportunity (as such term is defined in Mr. Craycraft’s Executive Agreement) for the year of termination rather than the Craycraft Pro-Rata Bonus.
In addition, with respect to Messrs. Livingston, Aronoff and Friend, the portion of outstanding stock options that would have vested had the named executive officers’ employment continued until one year following the effective date of termination or resignation would become immediately vested and exercisable.

Death or Disability
Pursuant to the Executive Agreements, in the event that the employment of the named executive officers is terminated by reason of death or disability, in addition to the Accrued Amounts, they would receive a Pro-Rata Target Bonus. In addition, with respect to Messrs. Livingston, Aronoff and Friend, the portion of outstanding stock options that would have vested had the named executive officers’ employment continued for one year following the effective date of termination or resignation would become immediately vested and exercisable.
Change in Control
In the event of a change in control (as defined in the 2011 Equity Incentive Plan), all outstanding stock options granted to the named executive officers pursuant to the 2011 Equity Incentive Plan would become fully vested and exercisable.
Termination of Mr. Livingston
Mr. Livingston received only those payments and benefits to which he was entitled upon his termination of employment, effective as of June 18, 2013, as described above.

Compensation of Directors

Prior to the Permira Funds’ Acquisition, there were no independent directors serving on the Board of Directors, which consisted only of Bryan Livingston (our former chief executive officer) and three representatives from our prior private equity owner. None of these directors received compensation for their service. In connection with the Permira Funds’ Acquisition, two independent directors were appointed-Philip Green and Gerard Holthaus. For service during FY 2014, Mr. Green received an annual fee of $250,000 (which included a fee for his service as chairman) and Mr. Holthaus received an annual fee of $75,000 (which included a fee for his service as chairman of the Audit Committee). Annual fees are paid to the independent directors on a quarterly basis. All directors are also reimbursed for travel expenses and other out-of-pocket costs incurred in connection with their attendance at meetings.

Name (1)	Cash Fees ($)	Total ($)
Philip Green	250,000	250,000
Gerard Holthaus	(2)	(2)

(1)
Mr. Holthaus was granted 2,000 options in respect of Company common stock in January 2014 (FY 2014). As of the end of FY 2014, Mr. Green held a total of 15,333 options in respect of Company common stock and Mr. Holthaus held a total of 11,200 options in respect of Company common stock. All options were granted pursuant to the 2011 Equity Incentive Plan and, other than the options described in the first sentence above, all options were granted in FY 2011. With respect to the options granted to Messrs. Green and Holthaus in FY 2011, one-half have an exercise price of $100 per share, one-quarter have an exercise price of $200 per share and one-quarter have an exercise price of $300 per share. With respect to the options granted to Mr. Holthaus in FY 2014, one-half have an exercise price of $110 per share, one-quarter have an exercise price of $200 per share and one-quarter have an exercise price of $300 per share. These stock options are scheduled to become vested in 5% installments on each of the first twenty quarterly anniversaries of June 29, 2011 or January 16, 2014, as applicable, provided that the directors continue in service on each such date.

(2)
During FY 2014, Mr. Holthaus served as our interim chief executive officer from June 18, 2013 until September 9, 2013. Therefore, his compensation, including any fees he received in his capacity as a director, is reported in the Summary Compensation Table above.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has ever been one of our officers or employees. In addition, during FY 2014, none of our executive officers served as a member of a compensation committee or board of directors of an entity that had an executive officer serving as a member of our Board of Directors.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 8, 2014, certain information regarding the beneficial ownership of the equity securities of BakerCorp International, Inc. by:

•	each person who beneficially owns five percent or more of the common stock of BakerCorp International, Inc.,

•	each of the directors and named executive officers of BakerCorp International, Inc., individually,

•	each of the directors and executive officers of BakerCorp International, Inc. as a group.

All of the shares of common stock of BakerCorp International, Inc. are held by BakerCorp International Holdings, Inc. (“Holdings”). Accordingly, all of the shares of common stock of BakerCorp International, Inc. represented in the chart below reflect the holders’ effective pecuniary interest in the shares of BakerCorp International, Inc. held through such holders’ interest in Holdings.

Unless otherwise specified, each beneficial owner has sole voting power and sole investment power over the capital stock indicated. Applicable percentage ownership in the following table is based on 4,063,232 shares of common stock outstanding as of April 8, 2014. Unless otherwise specified, the address of each beneficial owner is c/o 3020 Old Ranch Parkway, Suite 220, Seal Beach, CA 90740.

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

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent
BakerCorp International Holdings, Inc. (1)	4,063,232	100%
Permira IV Continuing L.P. 1 (2)(3)	1,069,397	26.3%
Permira IV Continuing L.P. 2 (2)(4)	2,559,520	63.0%
Permira Investments Limited (2)(5)	87,409	2.2%
P4 Co-Investment L.P. (2)(6) 320 Park Avenue, 33rd Fl. New York, NY 10022	24,814	*
Robert Craycraft (7)	—	*
Ray Aronoff (8)	7,050	*
David F. Haas(9)	37,255	0.9%
Amy M. Paul(10)	19,028	*
John Friend (11)	2,000	*
Carla Rolinc (12)	—	*
David Igata (13)	12,040	*
Robert B. Livingston (14)	16,609	*
James H. Leonetti (15)	4,854	*
Philip Green(16)	13,433	*
Gerard Holthaus(17)	10,160	*
Richard Carey(18)	—
John Coyle(18)	—
Henry Minello(18)	—
All directors and executive officers, as a group (11 persons)(7)-(17)	122,429	3.0%

*	Less than 1%.

(1)	BakerCorp International Holdings, Inc. is a holding company owning one hundred percent of the outstanding stock of BakerCorp International, Inc.

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

(7)
Mr. Craycraft owns no shares of common stock of Holdings directly. Mr. Craycraft owns options to purchase 450,000 shares of Holdings' common stock, granted on September 12, 2013. The stock options become fully vested and exercisable only upon the consummation of a Change in Control (as defined in the 2011 Plan) and only if the CEO remains employed at that time. The stock options expire after ten years from the date of grant and will cease to be exercisable on the 90th day after the date of a Change in Control. Upon any termination of employment, any unvested options terminate immediately.

(8)
Mr. Aronoff owns options to purchase 15,000 shares, 9,000 shares, and 12,000 shares, of Holdings’ common stock. These options become 5% vested each quarter from the date of grant, which was July 31, 2012, March 12, 2013, and January 16, 2014, respectively. Within 60 days of April 8, 2014, 7,050 options will have become vested and exercisable.

(9)
Mr. Haas owns no shares of common stock of Holdings directly. Mr. Haas owns options to purchase 17,455 shares of Holdings’ common stock, which are fully vested and exercisable, including 13,816 options at an exercise price of $42.86 and 3,639 shares at an exercise price of $19.44. Mr. Haas also owns options to purchase 36,000 shares of Holdings’ common stock, granted in connection with the Transaction. These options become 5% vested each quarter from the date of grant, which was June 29, 2011, so that they become fully vested on the fifth anniversary of the grant date. Within 60 days of April 8, 2014, 19,800 options will have become vested and exercisable.

(10)
Ms. Paul owns no shares of common stock of Holdings directly. Ms. Paul owns options to purchase 5,828 shares of Holdings’ common stock at an exercise price of $19.44, which are fully vested and exercisable. Ms. Paul also owns options to purchase 24,000 shares of Holdings’ common stock, granted in connection with the Transaction. These options become 5% vested each quarter from the date of grant, which was June 29, 2011, so that they become fully vested on the fifth anniversary of the grant date. Within 60 days of April 8, 2014, 13,200 options will have become vested and exercisable.

(11)
Mr. Friend owns no shares of common stock of Holdings directly. Mr. Friend owns options to purchase 20,000 shares of Holdings’ common stock. These options become 5% vested each quarter from the date of grant, which was September 12, 2013, so that they become fully vested on the fifth anniversary of the grant date. Within 60 days of April 8, 2014, 2,000 options will have become vested and exercisable.

(12)
Ms. Rolinc owns no shares of common stock of Holdings directly. Ms. Rolinc owns options to purchase 5,000 shares of Holdings’ common stock. These options become 5% vested each quarter from the date of grant, which was March 25, 2014, so that they become fully vested on the fifth anniversary of the grant date. Within 60 days of April 8, 2014,, Ms. Rolinc had no options that will have become vested and exercisable.

(13)
Mr. Igata owns options to purchase 4,181 shares of Holdings’ common stock, which are fully vested and exercisable, including 2,504 options at an exercise price of $42.86 and 1,667 shares at an exercise price of $19.44. Mr. Igata also owns 1,259 shares of Holdings' common stock. Mr. Igata also owns options to purchase 12,000 shares of Holdings’ common stock, granted in connection with the Transaction, and options to purchase 8,000 additional shares of Holdings' common stock. These options become 5% vested each quarter from the date of grant, which was June 29, 2011 and March 25, 2014, respectively, so that they become fully vested on the fifth anniversary of the grant date. Within 60 days of April 8, 2014, 6,600 options will have become vested and exercisable.

(14)	Mr. Livingston owns 16,609 shares of Holdings' common stock.

(15)	Mr. Leonetti owns 4,854 shares of Holdings' common stock.

(16)
Mr. Green serves as a non-employee director of BakerCorp International, Inc. Mr. Green owns 5,000 shares of Holdings’ common stock. Mr. Green also owns options to purchase 15,333 shares of Holdings’ common stock, granted in connection with the Transaction. These options were granted on June 29, 2011 and become 5% vested each quarter from the vesting commencement date, which was June 29, 2011, so that they become fully vested on the fifth anniversary of the grant date. Within 60 days of April 8, 2014, 8,433 options will have become vested and exercisable.

(17)
Mr. Holthaus serves as a non-employee director of BakerCorp International, Inc. Mr. Holthaus owns 5,000 shares of Holdings’ common stock. Mr. Holthaus also owns options to purchase 9,200 shares of Holdings’ common stock, granted in connection with the Transaction, and options to purchase 2,000 additional shares of Holdings' common stock. These options were granted on June 29, 2011 and become 5% vested each quarter from the vesting commencement date, which was June 29, 2011 and January 16, 2014, respectively, so that they become fully vested on the fifth anniversary of the grant date. Within 60 days of April 8, 2014, 5,160 options will have become vested and exercisable.

(18)
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

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Ernst & Young audited our consolidated financial statements for the fiscal years ended January 31, 2014 and January 31, 2013. The fees billed to us by Ernst & Young during the last two fiscal years for the indicated services were as follows (in thousands):

	Fiscal Year Ended January 31,
	2014	2013
Audit fees	$883	$1,080
Audit-related fees	—	20
Tax fees	469	803
All other fees	365	97
Total	$1,717	$2,000

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

BAKERCORP INTERNATIONAL, INC.

Date:	April 16, 2014

		By:	/s/ Bob Craycraft
Bob Craycraft
President and Chief Executive Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ Robert Craycraft	President, Chief Executive Officer, Director	April 16, 2014
Robert Craycraft	(Principal Executive Officer)

/S/ Raymond Aronoff	Chief Financial Officer/Chief Operating Officer	April 16, 2014
Raymond Aronoff	(Principal Financial Officer and Principal Accounting Officer)

/S/ Philip Green	Non-Executive Chairman, Director	April 16, 2014
Philip Green

/S/ Gerard Holthaus	Director	April 16, 2014
Gerard Holthaus

/S/ Richard Carey	Director	April 16, 2014
Richard Carey

/S/ John Coyle	Director	April 16, 2014
John Coyle

/S/ Henry Minello	Director	April 16, 2014
Henry Minello

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated April 12, 2011, by and among B-Corp Holdings, Inc., B-Corp Merger Sub, Inc., LY BTI Holdings Corp. and Lightyear Capital, LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 2 of the Registration Statement on Form S-4 of BakerCorp International, Inc.
(No. 333-181780), filed with the SEC on July 27, 2012).

2.2
Amendment to Agreement and Plan of Merger, dated May 31, 2011 by and among B-Corp Holdings, Inc., B-Corp Merger Sub, Inc., LY BTI Holdings Corp. and Lightyear Capital, LLC (incorporated by reference to Exhibit 2.2 to Amendment No. 2 of the Registration Statement on Form S-4 of BakerCorp International, Inc.
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

10.1.2
Second Amendment to Credit and Guaranty Agreement among the Company, BakerCorp International Holdings, Inc., Duetsche Bank AG New York Branch (as administrative agent and as collateral agent) and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 14, 2013).

10.2
Employment Agreement, dated as of June 1, 2011, by and between BakerCorp and Bryan Livingston (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012).

10.3
Employment Agreement, dated as of August 22, 2013, by and between BakerCorp and Robert Craycraft (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q, filed with the SEC on December 16, 2013).

10.4
Employment Agreement, dated as of June 1, 2011, by and between BakerCorp and David Haas (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of BakerCorp International, Inc.
(No. 333-181780), filed with the SEC on May 31, 2012).

Exhibit Number	Description
10.5
Employment Agreement, dated as of July 17, 2013, by and between BakerCorp and John Friend (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of BakerCorp International, Inc.
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

10.8	Offer letter for employment, dated as of January 6, 2014, by and between BakerCorp and Carla Rolinc
10.9
Employment Agreement, dated as of October 13, 2005, by and between Baker Tanks, Inc. (the predecessor of BakerCorp) and David Igata, as modified by the letter agreement dated as of August 25, 2008 by and between BakerCorp and David Igata.

10.10
BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012).

10.10.1
BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan-Form of Option Agreement for Senior Management (for grants made prior to July 1, 2013) (incorporated by reference to Exhibit 10.10.1 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012).

10.10.2	BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan-Form of Option Agreement for Senior Management (for grants made on and after July 1, 2013).
10.10.3
BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan—Form of Option Agreement for Management (incorporated by reference to Exhibit 10.10.2 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012).

10.10.4	BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan-Amendment to Option Agreement entered into by and between BakerCorp International Holdings, Inc. and David Igata.
10.10.5
BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan—Form of Option Agreement for Directors (incorporated by reference to Exhibit 10.10.3 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012).

10.10.6
BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan Senior Management Non-Qualified Stock Option Agreement, dated as of September 12, 2013, by and between BakerCorp International Holdings, Inc. and Robert Craycraft (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q, filed with the SEC on December 16, 2013).

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

10.13
Employment Agreement, dated as of August 22, 2013, by and between BakerCorp and Robert Craycraft (incorporated by reference to Exhibit 10.1 to the Company's Current Report on form 8-K filed with the SEC on December 16, 2013).

Exhibit Number	Description
10.14
BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan Senior Management Non-Qualified Stock Option Agreement, dated as of September 12, 2013, by and between BakerCorp International Holdings, Inc. and Robert Craycraft (incorporated by reference to Exhibit 10.2 to the Company's Current Report on form 8-K filed with the SEC on December 16, 2013).

10.15	John Friend employment agreement
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document