Form 10-Q
period 2014-04-30
BakerCorp International, Inc.
filed 2014-06-13
CIK 1550377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
 FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission File Number: 333-181780
 ___________________________________________________
BAKERCORP INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
___________________________________________________

Delaware	13-4315148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3020 Old Ranch Parkway, Suite 220, Seal Beach, California	90740
(Address of principal executive offices)	(Zip Code)

(562) 430-6262
(Registrant’s telephone number, including area code)
 ___________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no public market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, par value $0.01 per share, outstanding on June 9, 2014.

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BakerCorp International, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	April 30, 2014	January 31, 2014
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$24,637	$25,536
Accounts receivable, less allowance for doubtful accounts of $2,502 and $2,610 on April 30, 2014 and January 31, 2014, respectively	70,618	65,142
Inventories, net	7,788	5,748
Prepaid expenses and other current assets	4,089	5,395
Deferred tax assets	6,633	6,633
Total current assets	113,765	108,454
Property and equipment, net	387,277	393,142
Goodwill	321,476	320,069
Other intangible assets, net	447,941	451,402
Deferred financing costs, net	795	846
Other long-term assets	592	593
Total assets	$1,271,846	$1,274,506
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$24,189	$27,808
Accrued expenses	29,121	24,366
Current portion of long-term debt (net of deferred financing costs of $2,439 and $2,406 on April 30, 2014 and January 31, 2014, respectively)	1,724	1,757
Total current liabilities	55,034	53,931
Long-term debt, net of current portion (net of deferred financing costs of $10,929 and $11,543 on April 30, 2014 and January 31, 2014, respectively)	639,095	639,522
Deferred tax liabilities	196,453	196,828
Fair value of interest rate swap liabilities	3,582	4,008
Share-based compensation liability	2,464	2,974
Other long-term liabilities	2,696	3,487
Total liabilities	899,324	900,750
Commitments and contingencies
Shareholder’s equity:
Common stock, $0.01 par value; 100,000 shares authorized; 100 shares issued and outstanding on April 30, 2014 and January 31, 2014	—	—
Additional paid-in capital	390,171	390,628
Accumulated other comprehensive loss	(7,126)	(10,708)
Retained deficit	(10,523)	(6,164)
Total shareholder’s equity	372,522	373,756
Total liabilities and shareholder’s equity	$1,271,846	$1,274,506

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations (unaudited)
(In thousands)

	Three Months Ended
	April 30, 2014	April 30, 2013
Revenue:
Rental revenue	$63,002	$58,284
Sales revenue	6,160	4,973
Service revenue	10,207	10,522
Total revenue	79,369	73,779
Operating expenses:
Employee related expenses	26,670	22,965
Rental expenses	11,234	8,788
Repair and maintenance	3,650	3,777
Cost of goods sold	3,603	2,947
Facility expenses	6,600	5,999
Professional fees	1,603	2,973
Management fees	149	153
Other operating expenses	4,322	3,600
Depreciation and amortization	17,199	15,247
Gain on sale of equipment	(399)	(403)
Impairment of long-lived assets	1,273	—
Total operating expenses	75,904	66,046
Income from operations	3,465	7,733
Other expenses:
Interest expense, net	10,524	10,148
Loss on extinguishment and modification of debt	—	2,999
Foreign currency exchange gain, net	(241)	(131)
Total other expenses, net	10,283	13,016
Loss before income tax benefit	(6,818)	(5,283)
Income tax benefit	(2,459)	(2,113)
Net loss	$(4,359)	$(3,170)

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Income (Loss) (unaudited)
(In thousands)

	Three Months Ended
	April 30, 2014	April 30, 2013
Net loss	$(4,359)	$(3,170)
Other comprehensive income (loss), net of tax
Unrealized gain on interest rate swap agreements, net of tax expense of $154 and $21, respectively	273	33
Change in foreign currency translation adjustments	3,309	(5,110)
Other comprehensive income (loss)	3,582	(5,077)
Total comprehensive income (loss)	$(777)	$(8,247)

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows (unaudited)
(In thousands)

	Three months ended
	April 30, 2014	April 30, 2013
Operating activities
Net loss	$(4,359)	$(3,170)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts	5	(202)
Share-based compensation expense	73	495
Gain on sale of equipment	(399)	(403)
Depreciation and amortization	17,199	15,247
Amortization of deferred financing costs	630	588
Deferred income taxes	(754)	(915)
Amortization of above-market lease	(173)	(170)
Loss on extinguishment and modification of debt	—	2,999
Impairment of long-lived assets	1,273	—
Changes in assets and liabilities:
Accounts receivable	(4,971)	(1,388)
Inventories, net	(2,040)	177
Prepaid expenses and other assets	1,342	(583)
Accounts payable and other liabilities	25	2,277
Net cash provided by operating activities	7,851	14,952
Investing activities
Purchases of property and equipment	(7,396)	(13,106)
Proceeds from sale of equipment	827	1,010
Net cash used in investing activities	(6,569)	(12,096)
Financing activities
Repayment of long-term debt	(1,041)	(960)
(Return of capital to) contributions from BakerCorp International Holdings, Inc.	(972)	50
Payment of deferred financing costs	—	(531)
Net cash used in financing activities	(2,013)	(1,441)
Effect of foreign currency translation on cash	(168)	(338)
Net (decrease) increase in cash and cash equivalents	(899)	1,077
Cash and cash equivalents, beginning of period	25,536	28,069
Cash and cash equivalents, end of period	$24,637	$29,146

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4,952	$4,617
Income taxes	$112	$417
Non-cash operating and financing activities:
Return of capital to BakerCorp International Holdings, Inc. related to a settlement of options for shares of common stock in BakerCorp International Holdings Inc.	$(68)	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements (unaudited)

Note 1. Organization, Description of Business, and Basis of Presentation

We are a provider of liquid and solid containment solutions, operating within a specialty sector of the broader industrial services industry. Our revenue is generated by providing rental equipment, customized solutions, and a comprehensive suite of services to our customers. We provide a wide variety of steel and polyethylene temporary storage tanks, roll-off containers, pumps, filtration, pipes, hoses and fittings, shoring, and related products to a broad range of customers for a number of applications. Tank and roll-off container applications include the storage of water, chemicals, waste streams, and solid waste. Pump applications include the pumping of groundwater, municipal waste, and other fluids. Filtration applications include the separation of various solids from liquids. We have branches within 26 states in the United States as well as branches in the Netherlands, Germany, France, Canada, the United Kingdom, Mexico and Poland. For reporting purposes, a branch is defined as a location with at least one employee. As used herein, the terms “Company,” “we,” “us,” and “our” refer to BakerCorp International, Inc. and its subsidiaries, unless the context indicates to the contrary.

Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended January 31, 2014, included in our 2014 Annual Report on Form 10-K filed with the SEC on April 16, 2014, referred to as our 2014 Annual Report.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three months ended April 30, 2014, are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Note 2. Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction, does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is intended to improve the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is also permitted. The adoption of this update did not have a significant impact on our consolidated financial statements.

During March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (“ASU 2013-05”). The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The adoption of this update did not have a significant impact on our consolidated financial statements.

During February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.” ASU No. 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this update did not have a significant impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

During May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU No. 2014-09 will require companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires companies to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. The update allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements. A decision about which method to use will affect a company’s implementation plans. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. This means that calendar year-end public entities will apply the new standard in the quarter ended March 31, 2017. Early adoption is not permitted under US GAAP, but nonpublic companies may adopt the new standard as of the public entity effective date. We are currently assessing the impact the adoption of this update will have on our consolidated financial statements.

During April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)-Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 improves the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under current U.S. GAAP, many disposals, some of which may be routine in nature and not a change in an entity’s strategy, are reported in discontinued operations. The amendments in this Update require expanded disclosures for discontinued operations that should provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations. The updated disclosure should provide users with information about the financial effects of significant disposals that do not qualify for discontinued operations reporting. The amendments in this Update also require an entity to disclose the pretax profit or loss (or change in net assets for a not-for-profit entity) of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in this update are effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We do not believe the adoption of this update will have a significant impact on our consolidated financial statements.

Note 3. Changes in Accumulated Other Comprehensive Loss

The following table includes the components of accumulated other comprehensive loss, net of tax, for the three months ended April 30, 2014:

(In thousands)	Unrealized loss on interest rate swap agreements (1)	Change in foreign currency translation adjustments	Total
Beginning balance on January 31, 2014	$(2,461)	$(8,247)	$(10,708)
Other comprehensive income before reclassifications	273	3,309	3,582
Net other comprehensive income	273	3,309	3,582
Balance on April 30, 2014	$(2,188)	$(4,938)	$(7,126)

(1)	Unrealized loss on interest rate swap agreements is net of tax expense of $154 thousand for the three months ended April 30, 2014.

The following table includes the components of accumulated other comprehensive loss, net of tax, for the three months ended April 30, 2013:

(In thousands)	Unrealized loss on interest rate swap agreements (1)	Change in foreign currency translation adjustments	Total
Beginning balance on January 31, 2013	$(3,265)	$(7,115)	$(10,380)
Other comprehensive income (loss) before reclassifications	33	(5,110)	(5,077)
Net other comprehensive income (loss)	33	(5,110)	(5,077)
Balance on April 30, 2013	$(3,232)	$(12,225)	$(15,457)

(1)	Unrealized loss on interest rate swap agreements is net of tax expense of $21 thousand for the three months ended April 30, 2013.

Note 4. Inventories, Net

Our inventories are composed of finished goods that we purchase and hold for resale, work-in-process comprised of partially assembled pumps and filtration equipment, and components utilized in the assembly process. Inventories are valued at the lower of cost or market value. The cost is determined using the average cost method for purchased finished goods held for resale and first-in first-out for assembled pump and filtration parts. We write down our inventories for the estimated difference between cost and market value based upon our best estimates of market conditions. We carry inventories in amounts necessary to satisfy our customers’ inventory requirements on a timely basis. We continually monitor our inventory status to control inventory levels and write down any excess or obsolete inventories on hand.

Inventories, net consisted of the following on April 30, 2014, and January 31, 2014:

(In thousands)	April 30, 2014	January 31, 2014
Finished goods	$2,633	$3,020
Work-in-process	2,285	994
Components	3,377	2,265
Less: inventory reserve	(507)	(531)
Inventories, net	$7,788	$5,748

Note 5. Property and Equipment, Net

Property and equipment, net consisted of the following on April 30, 2014:

(In thousands)	Book Value	Accumulated Depreciation	Net Carrying Value
Assets held for rent:
Secondary containment	$4,233	$(2,706)	$1,527
Boxes	24,400	(8,708)	15,692
Filtration	8,855	(3,311)	5,544
Generators and light towers	254	(189)	65
Pipes, hoses and fittings	16,680	(12,473)	4,207
Non-steel containment	4,907	(1,337)	3,570
Pumps	48,899	(20,678)	28,221
Shoring	3,558	(1,803)	1,755
Steel containment	335,088	(47,438)	287,650
Tank trailers	1,881	(1,087)	794
Construction in progress	9,556	—	9,556
Total assets held for rent	$458,311	(99,730)	$358,581
Assets held for use:
Leasehold improvements	2,933	(1,363)	1,570
Machinery and equipment	34,146	(17,616)	16,530
Office furniture and equipment	4,913	(2,967)	1,946
Software	6,649	(1,963)	4,686
Construction in progress	3,964	—	3,964
Total assets held for use	52,605	(23,909)	28,696
Total	$510,916	$(123,639)	$387,277

Property and equipment, net consisted of the following on January 31, 2014:

(In thousands)	Book Value	Accumulated Depreciation	Net Carrying Value
Assets held for rent:
Secondary containment	$3,924	$(2,437)	$1,487
Boxes	24,603	(8,282)	16,321
Filtration	8,678	(2,971)	5,707
Generators and light towers	254	(174)	80
Pipes, hoses and fittings	17,269	(12,733)	4,536
Non-steel containment	4,786	(1,231)	3,555
Pumps	48,208	(18,205)	30,003
Shoring	3,059	(1,491)	1,568
Steel containment	330,122	(42,888)	287,234
Tank trailers	1,887	(1,015)	872
Construction in progress	13,566	—	13,566
Total assets held for rent	456,356	(91,427)	364,929
Assets held for use:
Leasehold improvements	2,853	(1,194)	1,659
Machinery and equipment	32,894	(16,370)	16,524
Office furniture and equipment	5,016	(2,694)	2,322
Software	6,639	(1,535)	5,104
Construction in progress	2,604	—	2,604
Total assets held for use	50,006	(21,793)	28,213
Total	$506,362	$(113,220)	$393,142

Depreciation expense for the three months ended April 30, 2014 and April 30, 2013 was $13.1 million and $11.2 million, respectively.

Note 6. Goodwill and Other Intangible Assets, Net

Goodwill

Goodwill by reportable segment and reporting units on April 30, 2014 and January 31, 2014 and the changes in the carrying amount of goodwill during the three months ended April 30, 2014 were the following:

(In Thousands)	North America	Europe	Total
Balance on January 31, 2014	$257,051	$63,018	$320,069
Adjustments (1)	—	1,407	1,407
Balance on April 30, 2014	$257,051	$64,425	$321,476

(1)	The adjustments to goodwill were the result of fluctuations in foreign currency exchange rates used to translate the balance into U.S. dollars.

Other Intangible Assets, Net

The components of intangible assets, net on April 30, 2014 and January 31, 2014 were the following:

	April 30, 2014			January 31, 2014
(In thousands)	Gross (1)	Accumulated Amortization	Net	Gross (1)	Accumulated Amortization	Net
Carrying amount:
Customer relationships (25 years)	$405,472	$(47,305)	$358,167	$404,981	$(43,198)	$361,783
Customer backlog (1 year)	200	(57)	$143	200	(21)	$179
Developed technology (11 years)	1,702	(61)	$1,641	1,695	(22)	$1,673
Trade name (Indefinite)	87,990	—	$87,990	87,767	—	87,767
Total carrying amount	$495,364	$(47,423)	$447,941	$494,643	$(43,241)	$451,402

(1)
The increase in the gross intangible assets balance on April 30, 2014 compared to January 31, 2014 was the result of fluctuations in the foreign currency exchange rates used to translate foreign intangible asset balances into U.S. dollars.

Amortization expense for the three months ended April 30, 2014 and April 30, 2013 was $4.1 million and $4.0 million, respectively. Estimated amortization expense for the fiscal periods ending January 31 is the following:

(In thousands)	Estimated Amortization Expense
Remainder of the fiscal year ending January 31, 2015	$12,446
2016	16,374
2017	16,374
2018	16,374
2019	16,374
Thereafter	282,009
Total	$359,951

Note 7. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	April 30, 2014	January 31, 2014
Accrued compensation	$13,829	$13,810
Accrued insurance	957	1,038
Accrued interest	8,250	3,304
Accrued professional fees	1,088	1,145
Accrued taxes	2,898	2,542
Accrued above market lease liability	665	698
Other accrued expenses	1,434	1,829
Total accrued expenses	$29,121	$24,366

Note 8. Fair Value Measurements

Instruments Measured at Fair Value on a Recurring Basis

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels, defined as follows:

•	Level 1-Inputs are based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

•
Level 2-Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

•
Level 3-Inputs include management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation.

Instruments measured at fair value on a recurring basis are summarized below:

		April 30, 2014
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap agreements	$3,582	$—	$3,582	$—
Share-based compensation liability	2,464	—	—	2,464
Total	$6,046	$—	$3,582	$2,464

		January 31, 2014
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap agreements	$4,008	$—	$4,008	$—
Share-based compensation liability	2,974	—	—	2,974
Total	$6,982	$—	$4,008	$2,974

As discussed in Note 10, “Derivatives”, we had interest rate swap contracts with a total notional principal of $210.0 million outstanding on April 30, 2014, and a $71.0 million interest rate swap agreement, which had no notional amount on April 30, 2014. The fair value of interest rate swap contracts is calculated based on the fixed rate, notional principal, settlement date, present value of the future cash flows, terms of the agreement, and future floating interest rates as determined by a future interest rate yield curve. Our interest rate swap contracts are recorded at fair value utilizing Level 2 inputs such as trade data, broker/dealer quotes, observable market prices for similar securities, and other available data. Although readily observable data is utilized in the valuations, different valuation methodologies could have an effect on the estimated fair value. Accordingly, the inputs utilized to determine the fair value of the interest rate swap contracts are categorized as Level 2.

On April 30, 2014 and January 31, 2014, the weighted average fixed interest rate of our interest rate swap contracts were 1.6% and 1.6%, and the weighted average remaining life was 1.3 years and 1.4 years, respectively. Interest expense related to our interest rate swap contracts during the three months ended April 30, 2014, and April 30, 2013 was $0.5 million and $0.5 million, respectively.

During the three months ended April 30, 2014, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.

Level 3 Valuations

When at least one significant valuation model assumption or input used to measure the fair value of financial assets or liabilities is unobservable in the market, they are deemed to be measured using Level 3 inputs. These Level 3 inputs may include pricing models, discounted cash flow methodologies or similar techniques where at least one significant model assumption or input is unobservable. We use Level 3 inputs to value our share-based compensation liability, which were based upon internal valuations, considering input from third parties, utilizing the following assumptions (See Note 12, "Stockholder's Equity"):

•
Current Common Stock Value- We operate as a privately-owned company, and our stock does not and has not been traded on a market or an exchange. As such, we estimate the value of BCI Holdings on a quarterly basis. If there have been no significant changes such as acquisitions, disposals, or loss of a major customer, etc. between our valuation analysis and the grant date of a stock option, we will continue to use that valuation. We determined the fair value of BCI Holdings common stock based on an analysis of the market approach and the income approach. Under the market approach, we estimated the fair value based on market multiples of EBITDA for comparable public companies.

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

We determined that a +/-10% change in the above assumptions would have a $0.5 million increase or decrease to our reported net loss for the three months ended April 30, 2014.

The following table provides a reconciliation of the beginning and ending balance of our share-based compensation liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended April 30, 2014:

(In thousands)	Level 3
Share-Based Compensation Liability
Beginning balance on January 31, 2014	$2,974
Total gain included in operating expense	(510)
Ending balance on April 30, 2014	$2,464

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

Our long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes. The fair value of our long-term debt is estimated based on the latest sales price for similar instruments obtained from a third party (Level 2 inputs). On April 30, 2014 and January 31, 2014, the fair values of our senior notes and senior term loan were $247.0 million and $410.0 million, respectively, and $244.2 million and $414.2 million, respectively.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

We reduce the carrying amounts of our goodwill, intangible assets, and long-lived assets to fair value when held for sale or determined to be impaired. The categorization of the fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs utilized. During the three months ended April 30, 2014, there were no adjustments to the fair value of goodwill and intangible assets.

During the three months ended April 30, 2014, we reassessed our plans for our wholly owned subsidiary in Mexico. As a result, we performed a long-lived asset impairment analysis. We determined that the $1.4 million net book value of assets related to our Mexican operations exceeded the assets estimated fair value of $0.1 million. The fair value was estimated using data obtained during our investigation of possible disposition options, which was consistent with the market approach. The estimated fair value of the assets utilized significant unobservable inputs (Level 3). Consequently, during the three months ended April 30, 2014, we recorded an impairment charge of $1.3 million in our North American segment, which represents the excess of the net book value of the assets and the assets estimated fair value.

Note 9. Debt

On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility ($45.0 million available on April 30, 2014) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”). On February 7, 2013, we entered into the First Amendment to our Credit Facility, to refinance our Credit Facility (as discussed below). On November 13, 2013, we entered into the Second Amendment to the Credit Facility. Pursuant to the Second Amendment, the Company borrowed $35.0 million of incremental term loans (the “Incremental Term Loans”), which may be used for general corporate purposes, including to finance permitted acquisitions. The terms applicable to the Incremental Term Loans are the same as those applicable to the Senior Term Loans under the First Amendment to our Credit Agreement.

Long-term debt consisted of the following:

(In thousands)	April 30, 2014	January 31, 2014
Senior term loan (LIBOR margin of 3.0%, and interest rate of 4.25%)	$414,187	$415,228
Revolving loan	—	—
Senior unsecured notes	240,000	240,000
Total debt	654,187	655,228
Less deferred financing costs	(13,368)	(13,949)
Total debt less deferred financing costs	640,819	641,279
Less current portion (net of current portion of deferred financing costs of $2,439 and $2,406, respectively)	(1,724)	(1,757)
Long-term debt, net of current portion (net of long-term portion of deferred financing costs of $10,929 and $11,543, respectively)	$639,095	$639,522

Credit Facility

Pursuant to the First Amendment, we borrowed $384.2 million of term loans (the “Amended Senior Term Loan”) to refinance a like amount of term loans under the Credit Facility. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin, subject to a LIBOR floor of 1.25%. The LIBOR margin applicable to the Amended Senior Term Loan is 3.00%, which is 0.75% less than the LIBOR margin applicable to the Original Term Loan. In addition, pursuant to the First Amendment, among other things, (i) the term loan facility maturity date was extended to February 7, 2020, provided that the maturity will be March 2, 2019 if the Amended Senior Term Loan is not repaid or refinanced on or prior to March 2, 2019, (ii) the revolving facility maturity date was extended to February 7, 2018, and (iii) we obtained increased flexibility with respect to certain covenants and restrictions relating to our ability to incur additional debt, make investments, debt prepayments, and acquisitions. Principal on the Senior Term Loan is payable in quarterly installments of $1.0 million. Furthermore, the fiscal year excess cash flow prepayment requirement is in effect beginning in fiscal year 2015 until the maturity date.

Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. We amortized $0.6 million and $0.6 million of deferred financing costs during the three months ended April 30, 2014 and April 30, 2013, respectively.

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

On April 30, 2014, we did not have an outstanding balance on the revolving loan; therefore, on April 30, 2014, we were not subject to a leverage test. Additionally, on April 30, 2014, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

Senior Unsecured Notes Due 2019

On June 1, 2011, we issued $240.0 million of fixed rate 8.25% Notes due June 1, 2019. We may redeem all or any portion of the Notes at any time prior to June 1, 2014, at a price equal to 100% of the aggregate principal amount thereof plus a make-whole premium and accrued interest. We may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings completed at any time prior to June 1, 2014 at a redemption price equal to 108.25%. We may redeem all or any portion of the Notes on or after June 1, 2014 at the redemption prices set forth in the applicable indenture, plus accrued and unpaid interest.

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

Interest and Fees

Interest and fees related to our Credit Facility and the Notes were as follows:

	Three Months Ended
(in thousands)	April 30, 2014	April 30, 2013
Credit Facility interest and fees (weighted average interest rate of 4.25%, and 4.31%, respectively) (1)	$4,783	$4,492
Notes interest and fees (2)	5,215	5,195
Total interest and fees	$9,998	$9,687

(1)	Interest on the Amended Senior Term Loan is payable quarterly based upon an interest rate of 4.25%.

(2)	Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt

On April 30, 2014, the schedule of minimum required principal payments relating to the Amended Senior Term Loan and the Notes for each of the twelve months ending January 31 are due according to the table below:

(In thousands)	Principal Payments on Debt
Remainder of the fiscal year ending January 31, 2015	$3,122
2016	4,163
2017	4,163
2018	4,163
2019	4,163
Thereafter	634,413
Total	$654,187

Note 10. Derivatives

Cash Flow Hedges

We utilize interest rate derivative contracts to hedge cash flows related to the variable interest rate exposure on our debt. Our use of interest rate derivative contracts is not intended or designed to be used for trading or speculative purposes. For these interest rate swap contracts, we have agreed to pay fixed interest rates while receiving a floating LIBOR. The purpose of holding these interest rate swap contracts is to hedge against the upward movement of LIBOR and the associated interest we pay on our external variable rate credit facilities.

The fair value of the potential termination obligations related to our interest rate swaps, which were recorded within the “Fair value of interest rate swap liabilities” caption of our consolidated condensed balance sheets, were as follows:

(in thousands)	Notional Amount	Interest Rate	April 30, 2014	January 31, 2014
Interest rate swaps effective July 2011, expires July 2014 (1)	$60,000	1.681%	$66	$130
Interest rate swaps effective July 2011, expires July 2016 (1)	150,000	2.346%	3,209	3,585
Interest rate swaps, effective July 2014, expires July 2016 (1)(2)	71,000	1.639%	307	293
			$3,582	$4,008

(1)	These interest rate swaps require a fixed rate of interest in exchange for a variable interest rate based on a three-month LIBOR, subject to a 1.25% floor.

(2)
This interest rate swap had no notional amount on April 30, 2014. The $71 million notional amount will become effective during July 2014 and will be reduced to $64.0 million on July 31, 2015, before it terminates on July 29, 2016.

The interest rate swap agreements have been designated as cash flow hedges of our interest rate risk and recorded at estimated fair values on April 30, 2014. The fair value of the interest rate hedges reflect the estimated amount that we would receive or pay to terminate the contracts at each reporting date (See Note 8, “Fair Value Measurements”).

Changes in the fair value of our swaps, to the extent effective, are reported as a component of other comprehensive (loss) income, net (“OCI”) and is subsequently reclassified into interest expense during the same period interest cash flows for our floating-rate debt (hedged item) occur. Changes in the fair value of any portion of a cash flow hedge deemed ineffective are recognized into current period earnings. We determined that the interest rate swap agreements are highly effective in offsetting future variable interest payments associated with the hedged portion of our term loans. During the three months ended April 30, 2014, no ineffectiveness was recorded into current period earnings. We do not expect to reclassify any material amount from OCI into earnings within the next 12 months.

The effective portion of the unrealized gain recognized in OCI for our derivative instruments designated as cash flow hedges was as follows:

	Three Months Ended
(in thousands)	April 30, 2014	April 30, 2013
Unrealized gain, before income tax expense	$427	$54
Income tax expense	154	21
Total	$273	$33

Note 11. Income Taxes

The income tax provision benefit for the three months ended April 30, 2014 and April 30, 2013 is based on the estimated effective tax rate for the entire fiscal year. The estimated effective tax rates are subject to adjustment in subsequent quarterly periods as our estimates of pre-tax income and loss for the year have fluctuated, including changes in the geographic mix of pre-tax income and loss.

The effective income tax rate for the three months ended April 30, 2014 was a benefit of 36.1% compared to a benefit of 40.0% for the three months ended April 30, 2013. The effective tax rates differ from the U.S. federal statutory rate primarily due to income taxed in foreign jurisdictions, state taxes, non-deductible meals and entertainment expenses, and discrete items recorded during the three months ended April 30, 2014. The difference in effective income tax rates for the three months ended April 30, 2014 and April 30, 2013 primarily relates to a change in the estimated forecast of pre-tax book income and loss for each respective jurisdiction and discrete items related to excess shortfalls associated with the exercise, cancellation, and expiration of stock options.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized. The majority of our deferred tax assets relate to federal net operating loss carry-forwards. Management believes we will realize the benefit of existing deferred tax assets based on the scheduled reversal of U.S. deferred tax liabilities, related to depreciation and amortization expenses not deductible for tax purposes, which is ordinary income and therefore of the same character as the temporary differences giving rise to the deferred tax assets. This reversal will occur in substantially similar time periods and in the same jurisdictions as the deferred tax assets. As such, the deferred tax liabilities are considered a source of income sufficient to support our U.S. deferred tax assets; therefore, a valuation allowance is not required on April 30, 2014.

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

We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, due to the risk that audit outcomes and the timing of audit settlements are subject to significant uncertainty and as we continue to evaluate such uncertainties in light of current facts and circumstances, our current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open tax years. As of the date of this report, we do not anticipate that there will be any material change in the unrecognized tax benefits associated with these audits within the next twelve months.

Note 12. Stockholder’s Equity

Share-based Compensation

Prior to the June 1, 2011, the Company had share-based incentive plans, whereby restricted shares and options to purchase shares of common stock were granted to key employees and outside directors. The vesting of all outstanding stock options and restricted shares under those plans was accelerated at the consummation of the Transaction. Additionally, as part of the change in ownership of the Company, certain members of the management team elected to exchange existing stock options to purchase shares in the Predecessor Company for stock options to purchase shares of BCI Holdings. These stock options were fully vested as of the change in ownership.

During June 2011, BakerCorp International Holdings (“BCI Holdings”) adopted a share-based compensation plan, the BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). On September 12, 2013, the BCI Holdings’ Board of Directors amended the 2011 Plan by resolution to increase the number of shares of BCI Holdings common stock authorized for issuance under the 2011 Plan to 1,001,339 shares. On April 30, 2014, there were 159,626 shares available for grant. The amended 2011 Plan permits the granting of BCI Holdings stock options, nonqualified stock options and restricted stock to eligible employees and non-employee directors and consultants.

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

•
Stock options where cash settlement becomes probable are converted to liability awards. Vested liability awards are revalued and reclassified from equity to a liability upon conversion. Any excess of the fair value over the historical compensation expense recognized is recorded to compensation expense. Vested liability awards are revalued each reporting date. Changes in the fair value of liability awards is recognized within share-based compensation expense.

The following table summarizes stock option activity during the three months ended April 30, 2014:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)(2)	Weighted Average Term Remaining (in years)	Weighted Average Grant Date Fair Value
Outstanding, January 31, 2014 (1)	897,714	$202.44	$8,113	8.1
Granted	25,500	173.50			$39.10
Exercised	(10,608)	50.05	636
Forfeited/cancelled/expired	(47,273)	220.67
Outstanding, April 30, 2014 (1)	865,333	$202.46	$5,312	8.2
Vested and expected to vest, April 30, 2014	411,508	$148.51	$5,312	6.9
Exercisable, April 30, 2014	221,542	$122.82	$1,292	5.7

(1)
The number of options outstanding on April 30, 2014, and January 31, 2014 include 87,270 and 95,428, respectively, of BCI Holdings options that were exchanged for Predecessor Company options as a result of the Transaction. These options on April 30, 2014 and January 31, 2014 had a weighted average exercise price of $36.13 and $36.04, respectively.

(2)
Aggregate intrinsic value in the table above represents the total pre-tax value that option holders would have received had all option holders exercised their options on April 30, 2014. The aggregate intrinsic value is the difference between the estimated fair market value of the BCI Holdings common stock at the end of the period and the option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of the BCI Holdings common stock.

As of April 30, 2014, there was $5.2 million of unrecognized pre-tax share-based compensation expense related to non-vested stock options, which we expect to recognize over a weighted average period of 3.8 years. Non-cash share-based compensation expense included in employee related expenses in our consolidated statement of operations and the estimated fair value of options vested was the following:

	Three Months Ended
(In thousands)	April 30, 2014	April 30, 2013
Non-cash share-based compensation expense (1)	$73	$495
Estimated fair value of options vested	$645	$628

(1)	During the three months ended April 31, 2014, we remeasured certain options classified as liability awards, and recorded a credit to our non-cash share-based compensation expense of $0.5 million.

The fair value of BCI Holdings stock options issued was determined using the Black-Scholes options pricing model utilizing the following assumption for each respective period:

	Three months ended
	April 30, 2014	April 30, 2013
Expected volatility	50%	40%
Expected dividends	—%	—%
Expected term	6.6 years	6.5 years
Risk-free interest rate	2.2%	1.2%

CEO Options

During the third quarter of fiscal year 2014, we appointed a new CEO who began employment on September 9, 2013. In connection with his hire, the CEO was granted 450,000 options (which are included in the options disclosed above) to purchase shares of BCI Holdings pursuant to the 2011 Plan as follows: (i) 25,000 options with an exercise price of $125; (ii) 25,000 options with an exercise price of $150; (iii) 50,000 options with an exercise price of $175; (iv) 75,000 options with an exercise price of $225; (v) 75,000 options with an exercise price of $275; and (vi) 200,000 options with an exercise price of $300. The options with exercise prices above $125 are deeply out-of-the-money, which serves as additional incentives for our CEO to maximize the value of BCI Holdings’ common stock. The options become fully vested and exercisable only upon the consummation of a Change in Control (as defined in the 2011 Plan) and only if the CEO remains employed at that time. The options expire ten years from the date of grant and will cease to be exercisable on the 90th day after the date of a Change in Control. Upon any termination of employment, any unvested options terminate immediately.

We determined all tranches of our CEO options contain a service (i.e., CEO remains employed) and performance (i.e., Change in Control) condition. In addition, we analyzed all the options that were granted at a strike price greater than the fair value at the time of grant and determined that these options had characteristics of “deep-out-of-the-money” options. Based on this analysis, we concluded these tranches were granted “deep-out-of-the-money” as the exercise prices were significantly greater than the grant date price of $125. Options granted deep-out-of-the-money are deemed to contain a market condition.

The weighted average grant date fair value of $23.54 for the CEO’s options was estimated using the Black-Scholes option pricing model which required us to make highly subjective assumptions including the following:

	Three months ended
	April 30, 2014	April 30, 2013
Expected volatility (1)	45%	N/A
Expected dividends (2)	—%	N/A
Expected term (3)	4.2 years	N/A
Risk-free interest rate (4)	1.4%	N/A

(1)	Expected Volatility-Management determined that historical volatility of comparable publicly traded companies is the best indicator of our expected volatility and future stock price trends.

(2)	Expected Dividends-We historically have not paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend rate.

(3)
Expected Term-For tranche one, we used the simplified method to estimate the expected term for the options as we do not have enough historical exercise data to provide a reasonable estimate. For tranches two through six, we used an adjusted simplified method that considers the probability of the options becoming “in the money”.

(4)	Risk-Free Rate-The risk-free interest rate is based on the U.S. Treasury yield with a maturity date closest to the expiration of that grant.

Additionally, we incorporated a current common stock value of $125 per share as the “grant date price” for the Black-Scholes option pricing model. Since BCI Holdings operates as a privately-owned company, its stock does not and has not been traded on a market or an exchange. As such, we estimate the value of BCI Holdings on a quarterly basis. If there have been no significant changes such as acquisitions, disposals, or the loss of a major customer, etc. between our valuation analysis and the grant date of a stock option, we will continue to use that valuation. We determined the fair value of BCI Holdings common stock based on an analysis of the market approach and the income approach. Under the market approach, we estimated the fair value based on market multiples of EBITDA for comparable public companies. Under the income approach, we calculate the fair value based on the present value of estimated future cash flows.

Given the CEO’s options contain a liquidity event based performance condition (i.e., Change in Control), we determined recognition of compensation cost should be deferred until the occurrence of a Change in Control. On April 30, 2014, the total unrecognized stock-based compensation expense for the CEO’s options was $10.6 million. During the three months ended April 30, 2014, we did not recognize any stock based compensation expense related to the CEO’s options.

Liability Awards

During the fourth quarter of fiscal year 2014, we began accounting for certain option awards as liability awards, as we determined cash settlement upon exercise was probable. We remeasured the fair value of these options on April 30, 2014, and reduced our liability by $0.5 million to $2.5 million from the $3.0 million recognized on January 31, 2014. The re-measurement resulted in a credit to our non-cash share-based compensation expense of $0.5 million during the three months ended April 30, 2014.

The fair value of BCI Holdings stock options accounted for as liability awards were determined using the Black-Scholes option pricing model utilizing the following assumption for each respective period:

	Three Months Ended
	April 30, 2014	April 30, 2013
Expected volatility	50%	N/A
Expected dividends	—	N/A
Expected term	3.5	N/A
Risk-free interest rate	1.1%	N/A

Note 13. Segment Reporting

We conduct our operations through entities located in the United States, Germany, France, Mexico, Canada, the Netherlands, the United Kingdom and Poland. We transact business using the local currency within each country where we perform the service or provide the rental equipment.

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

•
the European segment consists of branches located in France, Germany, the Netherlands, the United Kingdom and Poland, that provide equipment and services to customers in a number of European countries.

Selected statement of operations information for our reportable segments is the following:

	Three Months Ended
(In thousands)	April 30, 2014	April 30, 2013
Revenue
United States	$70,334	$66,131
Other North America	1,642	1,461
North America	71,976	67,592
Europe	7,393	6,187
Total revenue	$79,369	$73,779
Depreciation and amortization
North America	$15,951	$14,293
Europe	1,248	954
Total depreciation and amortization	$17,199	$15,247
Interest expense, net
North America	$10,524	$10,148
Europe	—	—
Total interest expense, net	$10,524	$10,148
Income tax benefit
North America	$(2,394)	$(2,405)
Europe	(65)	292
Total income tax benefit	$(2,459)	$(2,113)
Net (loss) income
North America (1)	$(5,079)	$(3,714)
Europe (1)	720	544
Total net loss	$(4,359)	$(3,170)

(1)	During the three months ended April 30, 2014 and April 30, 2013, we included $1.0 million and $0.8 million, respectively, of intersegment expense allocations from North America to Europe.

Total asset and long-lived asset information is the following:

(In thousands)	April 30, 2014	January 31, 2014
Total assets
United States	$1,127,646	$1,128,323
Other North America	9,777	9,564
North America	1,137,423	1,137,887
Europe	134,423	136,619
Total assets	1,271,846	1,274,506
Long-lived assets
United States	319,109	324,008
Other North America	11,029	11,041
North America	330,138	335,049
Europe	57,139	58,093
Total long-lived assets	$387,277	$393,142

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

Pursuant to a professional services agreement between us and Permira Advisers L.L.C. (the “Sponsor”), we agreed to pay the Sponsor an annual management fee of $0.5 million, payable quarterly, plus reasonable out-of-pocket expenses, in connection with the planning, strategy, and oversight support provided to management. We recorded aggregate management fees and expenses to the Sponsor of $0.1 million and $0.2 million during the three months ended April 30, 2014 and April 30, 2013, respectively.

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

Note 16. Subsequent Event

During the second quarter of fiscal year 2015, management approved the sale of its wholly owned subsidiary in Mexico. We do not expect a significant gain (loss) as a result of the sale of our wholly owned subsidiary.

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

Condensed Consolidating Balance Sheet
April 30, 2014 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$18,939	$5,698	$—	$24,637
Accounts receivable, net	—	60,421	10,197	—	70,618
Inventories, net	—	7,788	—	—	7,788
Prepaid expenses and other current assets	286	2,551	1,252	—	4,089
Deferred tax assets	—	6,633	—	—	6,633
Total current assets	286	96,332	17,147	—	113,765
Property and equipment, net	—	318,762	68,515	—	387,277
Goodwill	—	257,052	64,424	—	321,476
Other intangible assets, net	—	417,815	30,126	—	447,941
Deferred tax assets	27,374	57,085	176	(84,635)	—
Deferred financing costs, net	795	—	—	—	795
Other long-term assets	—	415	177	—	592
Investment in subsidiaries	600,521	123,266	—	(723,787)	—
Total assets	$628,976	$1,270,727	$180,565	$(808,422)	$1,271,846
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$71	$22,595	$1,523	$—	$24,189
Accrued expenses	8,256	19,499	1,366	—	29,121
Current portion of long-term debt, net	1,724	—	—	—	1,724
Intercompany balances	(397,688)	353,959	43,729	—	—
Total current liabilities	(387,637)	396,053	46,618	—	55,034
Long-term debt, net of current portion	639,095	—	—	—	639,095
Deferred tax liabilities	1,414	269,028	10,646	(84,635)	196,453
Fair value of interest rate swap liabilities	3,582	—	—	—	3,582
Share-based compensation liability	—	2,464	—	—	2,464
Other long-term liabilities	—	2,661	35	—	2,696
Total liabilities	256,454	670,206	57,299	(84,635)	899,324
Total shareholder’s equity	372,522	600,521	123,266	(723,787)	372,522
Total liabilities and shareholder’s equity	$628,976	$1,270,727	$180,565	$(808,422)	$1,271,846

Condensed Consolidating Balance Sheet
January 31, 2014
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$20,930	$4,606	$—	$25,536
Accounts receivable, net	—	54,387	10,755	—	65,142
Inventories, net	—	5,746	2	—	5,748
Prepaid expenses and other current assets	230	3,752	1,413	—	5,395
Deferred tax assets	—	6,633	—	—	6,633
Total current assets	230	91,448	16,776	—	108,454
Property and equipment, net	—	324,453	68,689	—	393,142
Goodwill	—	257,052	63,017	—	320,069
Other intangible assets, net	—	421,714	29,688	—	451,402
Deferred tax assets	26,562	57,299	172	(84,033)	—
Deferred financing costs, net	846	—	—	—	846
Other long-term assets	—	419	174	—	593
Investment in subsidiaries	598,874	120,568	—	(719,442)	—
Total assets	$626,512	$1,272,953	$178,516	$(803,475)	$1,274,506
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$38	$21,632	$6,138	$—	$27,808
Accrued expenses	3,307	19,955	1,104	—	24,366
Current portion of long-term debt, net	1,757	—	—	—	1,757
Intercompany balances	(397,291)	357,032	40,259	—	—
Total current liabilities	(392,189)	398,619	47,501	—	53,931
Long-term debt, net of current portion	639,522	—	—	—	639,522
Deferred tax liabilities	1,415	269,028	10,418	(84,033)	196,828
Fair value of interest rate swap liabilities	4,008	—	—	—	4,008
Share-based compensation liability	—	2,974	—	—	2,974
Other long-term liabilities	—	3,458	29	—	3,487
Total liabilities	252,756	674,079	57,948	(84,033)	900,750
Total shareholder’s equity	373,756	598,874	120,568	(719,442)	373,756
Total liabilities and shareholder’s equity	$626,512	$1,272,953	$178,516	$(803,475)	$1,274,506

Condensed Consolidating Statement of Operations
For the Three Months Ended April 30, 2014 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$70,396	$8,973	$—	$79,369
Operating expenses:
Employee related expenses	43	23,633	2,994	—	26,670
Rental expense	—	10,423	811	—	11,234
Repair and maintenance	—	3,385	265	—	3,650
Cost of goods sold	—	3,596	7	—	3,603
Facility expense	5	5,746	849	—	6,600
Professional fees	44	1,490	69	—	1,603
Management fees	—	149	—	—	149
Other operating expenses	178	2,675	1,469	—	4,322
Depreciation and amortization	—	15,683	1,516	—	17,199
(Gain) loss on sale of equipment	—	(658)	259	—	(399)
Impairment of long-lived assets	—	789	484	—	1,273
Total operating expenses	270	66,911	8,723	—	75,904
(Loss) income from operations	(270)	3,485	250	—	3,465
Other expenses:	—	—	—	—	—
Interest expense (income), net	10,468	58	(2)	—	10,524
Foreign currency exchange loss (gain), net	—	(188)	(53)	—	(241)
Total other expense, net	10,468	(130)	(55)	—	10,283
(Loss) income before income tax (benefit) expense	(10,738)	3,615	305	—	(6,818)
Income tax benefit	(967)	(1,412)	(80)	—	(2,459)
(Loss) income before equity in net earnings of subsidiaries	(9,771)	5,027	385	—	(4,359)
Equity in net earnings of subsidiaries	5,412	385	—	(5,797)	—
Net (loss) income	$(4,359)	$5,412	$385	$(5,797)	$(4,359)

Condensed Consolidating Statement of Operations
For the Three Months Ended April 30, 2013 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$66,519	$7,260	$—	$73,779
Operating expenses:
Employee related expenses	47	20,614	2,304	—	22,965
Rental expense	—	8,107	681	—	8,788
Repair and maintenance	—	3,459	318	—	3,777
Cost of goods sold	—	2,938	9	—	2,947
Facility expense	19	5,392	588	—	5,999
Professional fees	901	2,003	69	—	2,973
Management fees	—	153	—	—	153
Other operating expenses (income)	302	1,958	1,340	—	3,600
Depreciation and amortization	—	14,127	1,120	—	15,247
Gain on sale of equipment	—	(391)	(12)	—	(403)
Total operating expenses	1,269	58,360	6,417	—	66,046
(Loss) income from operations	(1,269)	8,159	843	—	7,733
Other expense (income):
Interest expense (income), net	10,157	(7)	(2)	—	10,148
Loss on extinguishment and modification of debt	2,999	—	—	—	2,999
Foreign currency exchange loss (gain), net	—	(139)	8	—	(131)
Total other expense (income), net	13,156	(146)	6	—	13,016
(Loss) income before income taxes	(14,425)	8,305	837	—	(5,283)
Income tax (benefit) expense	(1,527)	(879)	293	—	(2,113)
(Loss) income before equity in net earnings of subsidiaries	(12,898)	9,184	544	—	(3,170)
Equity in net earnings of subsidiaries	9,728	544	—	(10,272)	—
Net income (loss)	$(3,170)	$9,728	$544	$(10,272)	$(3,170)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Three Months Ended April 30, 2014 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(4,359)	$5,412	$385	$(5,797)	$(4,359)
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $154	273	—	—	—	273
Change in foreign currency translation adjustments	—	—	3,309	—	3,309
Other comprehensive income	273	—	3,309	—	3,582
Total comprehensive (loss) income	$(4,086)	$5,412	$3,694	$(5,797)	$(777)

Condensed Consolidating Statement of Comprehensive Income (Loss)
For the Three Months Ended April 30, 2013 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(3,170)	$9,728	$544	$(10,272)	$(3,170)
Other comprehensive (loss) income, net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $21	33	—	—	—	33
Change in foreign currency translation adjustments	—	—	(5,110)	—	(5,110)
Other comprehensive income (loss)	33	—	(5,110)	—	(5,077)
Total comprehensive (loss) income	$(3,137)	$9,728	$(4,566)	$(10,272)	$(8,247)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended April 30, 2014 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(4,359)	$5,412	$385	$(5,797)	$(4,359)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for (recovery of) doubtful accounts	—	125	(120)	—	5
Share-based compensation expense	43	30	—	—	73
(Gain) loss on sale of equipment	—	(658)	259	—	(399)
Depreciation and amortization	—	15,683	1,516	—	17,199
Amortization of deferred financing costs	630	—	—	—	630
Impairment of long-lived assets	—	789	484	—	1,273
Deferred income taxes	(976)	383	(161)	—	(754)
Amortization of above market lease	—	(173)	—	—	(173)
Equity in net earnings of subsidiaries, net of taxes	5,412	385	—	(5,797)	—
Changes in assets and liabilities:
Accounts receivable	—	(6,157)	1,186	—	(4,971)
Inventories, net	—	(2,042)	2	—	(2,040)
Prepaid expenses and other assets	(55)	1,205	192	—	1,342
Accounts payable and other liabilities	5,426	(628)	(4,773)	—	25
Net cash provided by (used in) operating activities	6,121	14,354	(1,030)	(11,594)	7,851
Investing activities
Purchases of property and equipment	—	(7,046)	(350)	—	(7,396)
Proceeds from sale of equipment	—	820	7	—	827
Net cash used in investing activities	—	(6,226)	(343)	—	(6,569)
Financing activities
Intercompany investments and loans	(4,117)	(10,119)	3,273	10,963	—
Repayments of long-term debt	(1,041)	—	—	—	(1,041)
Return of capital to BakerCorp International Holdings, Inc.	(972)	—	—	—	(972)
Net cash (used in) provided by financing activities	(6,130)	(10,119)	3,273	10,963	(2,013)
Effect of foreign currency translation on cash	9	—	(808)	631	(168)
Net (decrease) increase in cash and cash equivalents	—	(1,991)	1,092	—	(899)
Cash and cash equivalents, beginning of period	—	20,930	4,606	—	25,536
Cash and cash equivalents, end of period	$—	$18,939	$5,698	—	$24,637

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended April 30, 2013 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(3,170)	$9,728	$544	$(10,272)	$(3,170)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
(Recovery of) provision for doubtful accounts	—	(237)	35	—	(202)
Share-based compensation expense	48	447	—	—	495
Gain on sale of equipment	—	(391)	(12)	—	(403)
Depreciation and amortization	—	14,136	1,119	(8)	15,247
Amortization of deferred financing costs	588	—	—	—	588
Deferred income taxes	(1,527)	712	(100)	—	(915)
Amortization of above market lease	—	(170)	—	—	(170)
Loss on extinguishment and modification of debt	2,999	—			2,999
Equity in net earnings of subsidiaries, net of taxes	9,728	544	—	(10,272)	—
Changes in assets and liabilities:
Accounts receivable	—	246	(1,634)	—	(1,388)
Inventories, net	—	190	(13)		177
Prepaid expenses and other current assets	(44)	396	(935)	—	(583)
Accounts payable and other liabilities	4,872	(2,022)	(573)	—	2,277
Net cash provided by (used in) operating activities	13,494	23,579	(1,569)	(20,552)	14,952
Investing activities
Purchases of property and equipment	—	(11,056)	(1,953)	(97)	(13,106)
Proceeds from sale of equipment	—	999	11	—	1,010
Net cash used in investing activities	—	(10,057)	(1,942)	(97)	(12,096)
Financing activities
Intercompany investments and loans	(12,053)	(15,209)	5,993	21,269	—
Repayment of long-term debt	(960)	—	—	—	(960)
Return of capital to BakerCorp International Holdings, Inc.	50	—	—	—	50
Payment of deferred financing costs	(531)	—	—	—	(531)
Net cash (used in) provided by financing activities	(13,494)	(15,209)	5,993	21,269	(1,441)
Effect of foreign currency translation on cash	—	(83)	365	(620)	(338)
Net (decrease) increase in cash and cash equivalents	—	(1,770)	2,847	—	1,077
Cash and cash equivalents, beginning of period	—	22,978	5,091	—	28,069
Cash and cash equivalents, end of period	$—	$21,208	$7,938	$—	$29,146

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis includes historical and forward-looking information that should be read in conjunction with the accompanying consolidated condensed financial statements included in this quarterly report; our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2014; and the discussion of certain risks and uncertainties that could cause future operating results to differ materially from our historical or expected results indicated by forward-looking statements included below. The following tables show our selected consolidated historical financial data for the stated periods. Amounts include the effect of rounding. This material should be read with the financial statements and related footnotes included elsewhere in this report. The financial information presented may not be indicative of our future performance. The following discussion and analysis provides information we believe is relevant to assess and understand our consolidated results of operations and financial condition. The discussion includes the following:

•	Overview;

•	Results of Operations;

•	Liquidity and Capital Resources; and

•	Critical Accounting Policies.

Overview

Business

We are a provider of liquid and solid containment solutions operating within the specialty sector of the broader industrial services industry. We provide equipment rental, service and sales to our customers through a solution-oriented approach often involving multiple products. We provide our containment solutions within the United States through a national network with the capability to serve customers in all 50 states as well as a growing number of international locations in Europe and Canada. We maintain one of the largest and most diverse liquid and solid containment rental fleets in the industry consisting of more than 25,000 units, including steel tanks, polyethylene tanks and berms, roll-off boxes, pumps, pipes, hoses and fittings, filtration units, and tank trailers.

We serve customers in over 15 industries, including oil and gas, industrial and environmental services, refining, environmental remediation, construction, chemicals, transportation, power, and municipal works. During the three months ended April 30, 2014, no single customer accounted for more than 10% of our total revenue.

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

•	Evaluate the branch and product line structure and profitability to determine whether customers at certain locations may be served in a more profitable manner.

Geographic Operating Performance

Our branches and employees by reportable segment on April 30, 2014 and April 30, 2013 were the following:

	April 30, 2014	April 30, 2013	Change

Branches:
Number of branches-North American Segment	68	66	2
Number of branches-European Segment	11	9	2
Total branches	79	75	4
Employees:
Number of employees-North American Segment	888	836	52
Number of employees-European Segment	83	64	19
Total employees	971	900	71

Our operations are managed from our corporate headquarters, which is located in Seal Beach, California. The majority of our operations, resources, property, and equipment are located in North America, and predominantly in the United States. The United States, Canada, and Mexico comprise our North American segment. We had one branch in Mexico and four branches in Canada on April 30, 2014. Our equipment has the capability to be utilized for multiple applications within North America. Within the U.S., Canada, and Mexico we incentivize our local managers to maximize return on assets under their control and have provided systems to enable equipment and resource sharing. As a result, equipment in the U.S., Canada, and Mexico is readily moved and shared by the local branch managers. The process of equipment and resource sharing within our reportable segments enables us to maximize our efficiency and respond to shifts in customer demand. On April 30, 2014, we had $330 million of net property and equipment located in North America.

We serve customers from our European segment from branches located in the Netherlands, Germany, France, the United Kingdom, and Poland. Our European operations are headquartered in the Netherlands. Our equipment is transferred between European countries to serve customers as demand dictates. On April 30, 2014, we had $57.1 million of net property and equipment located in Europe.

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

Consolidated Condensed Statements of Operations (unaudited)

The following table presents our results for the three months ended April 30, 2014 and April 30, 2013:

(In thousands, except percentages)	Three Months Ended
	April 30, 2014		April 30, 2013
	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Rental revenue	$63,002	79.4%	$58,284	79.0%
Sales revenue	6,160	7.8%	4,973	6.7%
Service revenue	10,207	12.8%	10,522	14.3%
Total revenue	79,369	100.0%	73,779	100%
Operating expenses:
Employee related expenses	26,670	33.6%	22,965	31.1%
Rental expenses	11,234	14.2%	8,788	11.9%
Repair and maintenance	3,650	4.6%	3,777	5.1%
Cost of goods sold	3,603	4.5%	2,947	4.0%
Facility expenses	6,600	8.3%	5,999	8.1%
Professional fees	1,603	2.0%	2,973	4.0%
Management fees	149	0.2%	153	0.2%
Other operating expenses	4,322	5.4%	3,600	4.9%
Depreciation and amortization	17,199	21.7%	15,247	20.7%
Gain on sale of equipment	(399)	(0.5)%	(403)	(0.5)%
Impairment of long-lived assets	1,273	1.6%	—	—%
Total operating expenses	75,904	95.6%	66,046	89.5%
Income from operations	3,465	4.4%	7,733	10.5%
Other expense:
Interest expense, net	10,524	13.3%	10,148	13.8%
Loss on extinguishment and modification of debt	—	—%	2,999	4.1%
Foreign currency exchange loss, net	(241)	(0.3)%	(131)	(0.2)%
Total other expenses, net	10,283	13.0%	13,016	17.6%
Loss before income taxes	(6,818)	(8.6)%	(5,283)	(7.2)%
Income tax benefit	(2,459)	(3.1)%	(2,113)	(2.9)%
Net loss	$(4,359)	(5.5)%	$(3,170)	(4.3)%

Non-U.S. GAAP Financial Measures

The following is a reconciliation of our net loss to EBITDA and Adjusted EBITDA for the three months ended April 30, 2014 and April 30, 2013:

(In thousands)	Three Months Ended
	April 30, 2014	April 30, 2013
Net loss	$(4,359)	$(3,170)
Interest expense, net	10,524	10,148
Income tax benefit	(2,459)	(2,113)
Depreciation and amortization	17,199	15,247
EBITDA	$20,905	$20,112
Foreign currency exchange loss, net	(241)	(131)
Loss on modification of debt	—	2,999
Financing related costs	45	1,196
Regulatory and SOX related costs	—	592
Severance related costs	429	—
Sponsor management fees	149	153
Share-based compensation expense	73	495
Impairment of long-lived assets	1,273	—
Other	382	380
Adjusted EBITDA (1)(2)(3)	$23,015	$25,796
Adjusted EBITDA margin (3)	29.0%	35.0%

(1)
We define EBITDA as earnings before deducting interest, income taxes and depreciation and amortization. We define Adjusted EBITDA as EBITDA excluding certain expenses detailed within the net loss to Adjusted EBITDA reconciliation above. EBITDA and Adjusted EBITDA, which are used by management to measure performance, are non-GAAP financial measures. Management believes that EBITDA and Adjusted EBITDA are useful to investors. EBITDA is commonly utilized in our industry to evaluate operating performance, and Adjusted EBITDA is used to determine our compliance with financial covenants related to our debt instruments and is a key metric used to determine incentive compensation for certain of our employees, including members of our executive management team. Both EBITDA and Adjusted EBITDA are included as a supplemental measure of our operating performance because in the opinion of management they eliminate items that have less bearing on our operating performance and highlight trends in our core business that may not otherwise be apparent when relying solely on U.S. GAAP financial measures. In addition, Adjusted EBITDA is one of the primary measures management uses for the planning and budgeting processes and to monitor and evaluate our operating results. EBITDA and Adjusted EBITDA are not recognized items under U.S. GAAP and do not purport to be an alternative to measures of our financial performance as determined in accordance with U.S. GAAP, such as net loss. Because other companies may calculate EBITDA and Adjusted EBITDA differently than we do, EBITDA may not be, and Adjusted EBITDA as presented herein is not, comparable to similarly titled measures reported by other companies.

(2)
Because EBITDA and Adjusted EBITDA are non-U.S. GAAP financial measures, as defined by the SEC, we include reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP.

(3)
Beginning in the second quarter of fiscal year 2014, Adjusted EBITDA no longer excludes the impact of gain on sale of equipment. Previously reported Adjusted EBITDA has been restated to conform to the fiscal year 2015 presentation.

Results of Operations

Three Months Ended-April 30, 2014 compared to April 30, 2013

Revenue

(In thousands, except Operating Data)	Three Months Ended
	April 30, 2014	April 30, 2013	Change	% Change
North America
Rental revenue	$56,258	$52,742	$3,516	6.7%
Sales revenue	6,160	4,966	1,194	24.0%
Service revenue	9,558	9,884	(326)	(3.3)%
Total North America revenue	71,976	67,592	4,384	6.5%
Europe
Rental revenue	6,744	5,542	1,202	21.7%
Sales revenue	—	7	(7)	(100.0)%
Service revenue	649	638	11	1.7%
Total European revenue	7,393	6,187	1,206	19.5%
Total Consolidated Revenue	$79,369	$73,779	$5,590	7.6%

Operating Data:
North America
Average utilization (1)	54.5%	56.0%	(150bps)
Average daily rental rate (2)	$34.23	$33.17	$1.06	3.2%
Average number of rental units	23,716	22,648	1,068	4.7%
Europe
Average utilization (1)	39.7%	51.2%	(1,150bps)
Average daily rental rate (2)	$123.95	$100.36	$23.59	23.5%
Average number of rental units	1,230	924	306	33.1%
Consolidated
Average utilization (1)	53.8%	55.8%	(200bps)
Average daily rental rate (2)	$37.51	$35.56	$1.95	5.5%
Average number of rental units	24,946	23,445	1,501	6.4%

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

Consolidated Revenue

Total revenue during the three months ended April 30, 2014 increased by $5.6 million, or 7.6%, compared to the three months ended April 30, 2013. Excluding oil and gas customers, consolidated revenue increased by $7.8 million, or 14.2%, during the three months ended April 30, 2014 compared to the three months ended April 30, 2013. The consolidated revenue increase, excluding oil and gas revenue, was due to increases in revenue related to our chemical, industrial, terminal/pipeline, construction, and environmental remediation customers. During the three months ended April 30, 2014, revenue from oil and gas customers decreased by $2.2 million, or 11.7%, compared to the three months ended April 30, 2013, due to (i) an oversupply of tanks in certain shale regions, (ii) lower drilling rig activity, and (iii) and oversupply of oil and natural gas in certain key storage areas.

Revenue by reportable segment for three months ended April 30, 2014 is discussed in detail below.

North America

Our North American segment revenue increased $4.4 million, or 6.5%, as a result of the increase in rental and sales revenue of $3.5 million and $1.2 million, respectively. The increase in North American rental revenue was partially offset by an decrease in service revenue of $0.3 million. The increase in total North America revenue is primarily due to increased revenue from chemical, municipal works, pipeline, industrial, and construction by $7.2 million, or 30.6%, respectively. The increase was partially offset by lower revenue from oil and gas and environmental remediation customers by $2.6 million, or 13.7%, and $0.2 million, or 2.9%, respectively. The decline in oil and gas revenue is due to the factors mentioned in our Consolidated Revenue discussion above.

Rental Revenue

Rental revenue increased by $3.5 million, or 6.7%, during the three months ended April 30, 2014 compared to the three months ended April 30, 2013. The increase in rental revenue was primarily attributed to the 3.2% increase in average daily rental rate, and the increase in the average number of rental units by 4.7%. The increase in the average daily rental rate was positively impacted in part by mix as a higher portion of our rental revenue was driven by the rental of equipment with higher rental rates. Our average number of rental units increased 1,068 units, or 4.7%, during the three months ended April 30, 2014 from 22,648 units during the three months ended April 30, 2013, as we incurred $7.4 million of capital expenditures in our North American Segment during the three months ended April 30, 2014. In addition to the above, re-rent revenue increased $1.3 million due to a slight increase in revenue from equipment rented from third parties. The above increases were partially offset by a 150 basis point decrease in average utilization, which was also impacted by mix. Average utilization was negatively impacted by a combination of factors, including the reduction in demand primarily from customers involved in oil and natural gas production.

Sales Revenue

Sales revenue increased by $1.2 million, or 24.0%, during the three months ended April 30, 2014 compared to the three months ended April 30, 2013 primarily due to increased sales of filtration and pumps. We have increased our inventory of pump parts, shortening the time to fill customer pump orders, resulting in additional pump revenue opportunities.

Service Revenue

Service revenue decreased by $0.3 million, or 3.3%, during the three months ended April 30, 2014 compared to the three months ended April 30, 2013. The decrease in service revenue was primarily driven by a decrease in hauling, labor, and other services performed in conjunction with projects relating to pumps, pipe and hose rentals as well as a decrease in the activity of our rental equipment fleet.

Europe

Total revenue from our European segment increased by $1.2 million, or 19.5%, during the three months ended April 30, 2014 compared to the three months ended April 30, 2013. The increase in European revenue was primarily due to increased revenues from chemical, industrial services, refinery customers, environmental remediation customers, and oil and gas customers by $1.6 million, or 31.4%. The increase in revenue is the result of branch expansion, further market penetration into existing markets, and growth in revenues from existing customers.

Rental Revenue

Rental revenue increased by $1.2 million, or 21.7%, during the three months ended April 30, 2014 compared to the three months ended April 30, 2013. The increase in rental revenue was primarily due to a 33.1% increase in the average number of rental units, and a 23.5% increase in the average daily rate, partially offset by a decrease in utilization. The available rental fleet increased by 306 units, from 924 units during the three months ended April 30, 2013, as we continue to invest capital to improve market penetration and support our branch expansion. Rental revenue from bulk items increased $0.4 million due primarily to higher demand for pipes, hoses, fittings and other items. The above increase also included a $0.3 million favorable impact on revenue as a result of the Euro strengthening against the dollar.

Sales Revenue

Sales revenue during the three months ended April 30, 2014 decreased slightly, compared to the three months ended April 30, 2013. As a result, the change did not contribute to the increase in total European revenue.

Service Revenue

Service revenue for Europe increased slightly during the three months ended April 30, 2014 compared to the three months ended April 30, 2013. As a result, the change did not contribute significantly to the increase in total European revenue.

Operating Expenses

Consolidated Operating Expenses

Total operating expenses during the three months ended April 30, 2014, increased by $9.9 million, or 14.9%, compared to the three months ended April 30, 2013. The increase was primarily attributable to increased operating expenses of $8.7 million, or 14.1%, in North America which is discussed in detail below. The increase in North American operating expenses was compounded by our European segment which increased operating expenses by $1.2 million, or 25.7%, compared to the three months ended April 30, 2013. The North American and European segments do not include an allocation of all inter-segment expenses.

North America

Total operating expenses during the three months ended April 30, 2014, were $70.2 million, an increase of $8.7 million, or 14.1%, compared to the three months ended April 30, 2013. The increase was primarily attributable to the following:

•
$3.3 million increase in employee related expenses primarily due to a $1.8 million increase in payroll and payroll-related costs, a $0.9 million increase in insurance expenses, and a $0.6 million increase in bonus expenses. The increase in payroll and payroll-related costs were primarily driven by an increase in headcount of 52 additional employees, or 6.2%, from 836 employees at April 30, 2013 to 888 employees at April 30, 2014. The increase was also driven by a $0.4 million increase in severance payments due to former members of management leaving the Company. These increases were partially offset by a $0.4 million decrease in stock-based compensation expense.

•	$2.3 million increase within rental expenses driven by the increases in rental revenue.

•	$1.7 million increase in depreciation expense as we increased our investment in rental fleet during the prior twelve months.

•	$1.3 million increase as a result of impairment of long-lived assets for our wholly owned subsidiary in Mexico.

•
$0.7 million increase in other operating expenses primarily due to increases of $0.3 million in bad debt expense, $0.3 million of insurance and travel expenses, and $0.1 million of various other expenses. Bad debt expense was $0.1 million compared to a recovery of doubtful accounts of $0.2 million during the prior year due to better than expected collection of receivables during the three months ended April 30, 2013.

•	$0.6 million increase in cost of goods sold which corresponds to the increase in sales revenue of relatively lower margin items.

•	$0.5 million increase in facility expenses reflecting the opening of 2 new branches during the three months ended April 30, 2014 compared to the three months ended April 30, 2013.

•
Partially offsetting the increases above was a $1.4 million decrease in professional and legal fees due to the additional costs to amend the Credit Facility and consulting fees related to system implementation projects incurred during the three months ended April 30, 2013, not recurring in the three months ended April 30, 2014. In addition to the above, there was a $0.3 million increase in gains on the sale of equipment.

Europe

Operating expenses for the European segment during the three months ended April 30, 2014 were $5.7 million, an increase of $1.2 million, or 25.7%, compared to the three months ended April 30, 2013. This increase was primarily due to the following:

•
$0.4 million increase in employee related expenses. The headcount in Europe increased by 19 employees, or 29.7%, during the three months ended April 30, 2014 to 83 employees from 64 employees during the three months ended April 30, 2013.

•	Depreciation expense increased $0.3 million, as we increased our investment in rental fleet during the prior twelve months.

•	$0.3 million increase in loss on the sale of equipment.

•	$0.1 million increase in facility expenses, primarily due to the expansion of our branch network.

•	Rental expenses increased $0.1 million driven by the increase in rental revenue.

 Other Expenses, Net

Consolidated

Other expenses, net during the three months ended April 30, 2014 decreased by $2.7 million or 21.0%, to $10.3 million from $13.0 million during the three months ended April 30, 2013. This decrease was mainly due to a $3.0 million loss on the extinguishment and modification of debt incurred during the three months ended April 30, 2013 related to the amended Credit Facility. The above decrease was partially offset by an increase of $0.4 million in interest expense due to the $35 million incremental term loan as a result of the Second Amendment to the Credit Facility. Refer to Note 9, “Debt” of the notes to the consolidated condensed financial statements for further details. In addition to the above, foreign currency exchange gains increased by $0.1 million primarily driven by favorable changes in the Canadian Dollar and Mexican Peso.

Income Tax (Benefit) Expense

Income tax benefit during the three months ended April 30, 2014 increased by $0.3 million, to a benefit of $2.5 million from a benefit of $2.1 million during the three months ended April 30, 2013. The decrease is primarily due to a change in the estimated forecast of pre-tax book income and loss for each respective jurisdiction and discrete items related to excess shortfalls associated with the exercise, cancellation, and expiration of stock options.

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

On April 30, 2014 and January 31, 2014, our cash and cash equivalents by location were the following:

(In thousands)	April 30, 2014	January 31, 2014	$ Change	% Change
United States	$18,938	$20,930	$(1,992)	(9.5)%
Europe	3,448	3,041	407	13.4%
Mexico	635	419	216	51.6%
Canada	1,616	1,146	470	41.0%
Total cash and cash equivalents	$24,637	$25,536	$(899)	(3.5)%

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

Debt

On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility ($45.0 million available on April 30, 2014) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”). On February 7, 2013, we entered into the First Amendment to our Credit Facility, to refinance our Credit Facility (as discussed below). On November 13, 2013, we entered into the Second Amendment to the Credit Facility. Pursuant to the Second Amendment, the Company borrowed $35.0 million of incremental term loans (the “Incremental Term Loans”), which may be used for general corporate purposes, including to finance permitted acquisitions. The terms applicable to the Incremental Term Loans are the same as those applicable to the Senior Term Loans under the Credit Agreement.

Credit Facility

Pursuant to the First Amendment, we borrowed $384.2 million of term loans (the “Amended Senior Term Loan”) to refinance a like amount of term loans under the Credit Facility. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin, subject to a LIBOR floor of 1.25%. The LIBOR margin applicable to the Amended Senior Term Loan is 3.00%, which is 0.75% less than the LIBOR margin applicable to the Original Term Loan. In addition, pursuant to the First Amendment, among other things, (i) the term loan facility maturity date was extended to February 7, 2020, provided that the maturity will be March 2, 2019 if the Amended Senior Term Loan is not repaid or refinanced on or prior to March 2, 2019, (ii) the revolving facility maturity date was extended to February 7, 2018, and (iii) we obtained increased flexibility with respect to certain covenants and restrictions relating to the Company’s ability to incur additional debt, make investments, debt prepayments, and acquisitions. Principal on the Senior Term Loan is payable in quarterly installments of $1.0 million. Furthermore, the fiscal year excess cash flow prepayment requirement is in effect beginning in fiscal year 2015 until the maturity date.

Pursuant to the Second Amendment, the Company borrowed $35 million of incremental term loans (the “Incremental Term Loans”), which may be used for general corporate purposes, including to finance permitted acquisitions. The terms applicable to the Incremental Term Loans are the same as those applicable to the Amended Senior Term Loan under the First Amendment to our Credit Agreement (See Note 9, “Debt”).

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

Fiscal Quarter Ratio for each quarter ending:

April 2014	7.00:1.00
July 2014	7.00:1.00
October 2014	7.00:1.00
January 2015	6.50:1.00
April 2015	6.50:1.00
July 2015	6.50:1.00
October 2015	6.50:1.00
Thereafter	6.00:1.00

On April 30, 2014, we did not have an outstanding balance on the revolving loan; therefore, on April 30, 2014, we were not subject to a leverage test. Additionally, on April 30, 2014, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

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

Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. We amortized $0.6 million and $0.6 million of deferred financing costs during the three months ended April 30, 2014 and April 30, 2013, respectively.

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

Interest and Fees

Interest and fees related to our Credit Facility and Notes were as follows:

	Three Months Ended
(In thousands)	April 30, 2014	April 30, 2013
Credit Facility interest and fees (weighted average interest rate of 4.25%, and 4.31%, respectively) (1)	$4,783	$4,492
Notes interest and fees (2)	5,215	5,195
Total interest and fees	$9,998	$9,687

(1)	Interest on the Amended Senior Term Loan is payable quarterly based upon an interest rate of 4.25%.

(2)	Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt

On April 30, 2014, the schedule of minimum required principal payments relating to the Amended Senior Term Loan and the Notes for each of the twelve months ending January 31 are due according to the table below:

(In thousands)	Principal Payments on Debt
Remainder of the fiscal year ending January 31, 2015	$3,122
2016	4,163
2017	4,163
2018	4,163
2019	4,163
Thereafter	634,413
Total	$654,187

Sources and Uses of Cash

Our sources and uses of cash for selected line items in our consolidated condensed statement of cash flows were as follows:

	Three Months Ended
(In thousands)	April 30, 2014	April 30, 2013	$ Change
Operating activities
Net loss	$(4,359)	$(3,170)	$(1,189)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts	5	(202)	207
Share-based compensation expense	73	495	(422)
Gain on sale of equipment	(399)	(403)	4
Depreciation and amortization	17,199	15,247	1,952
Amortization of deferred financing costs	630	588	42
Deferred income taxes	(754)	(915)	161
Amortization of above-market lease	(173)	(170)	(3)
Loss on extinguishment and modification of debt	—	2,999	(2,999)
Impairment of long-lived assets	1,273	—	$1,273
Changes in assets and liabilities:
Accounts receivable	(4,971)	(1,388)	(3,583)
Inventories, net	(2,040)	177	(2,217)
Prepaid expenses and other assets	1,342	(583)	1,925
Accounts payable and other liabilities	25	2,277	(2,252)
Cash provided by operating activities	$7,851	$14,952	(7,101)
Cash used in investing activities	(6,569)	(12,096)	5,527
Cash used in financing activities	(2,013)	(1,441)	(572)
Effect of foreign currency translation on cash	(168)	(338)	170
Net increase (decrease) in cash and cash equivalents	$(899)	$1,077	$(1,976)

Cash Provided by Operating Activities

Cash flow from operations during the three months ended April 30, 2014 totaled $7.9 million, a decrease of $7.1 million compared to the three months ended April 30, 2013. This decrease was primarily related to the following:

•	Net loss increased $1.2 million, from a net loss of $3.2 million during the three months ended April 30, 2013 to a net loss of $4.4 million during the three months ended April 30, 2014.

•
The loss on extinguishment and modification of debt resulted in a $3.0 million decrease to cash provided by operating activities as a result of the amended Credit Facility during the three months ended April 30, 2013. Refer to Note 9, “Debt” of the notes to the consolidated condensed financial statements for further details.

•
The change in accounts receivable resulted in a $3.6 million decrease to cash provided by operating activities primarily as a result of an increase of total revenue by 7.6% compared to the three months ended April 30, 2013.

•
The change of accounts payable and other liabilities resulted in a $2.3 million decrease to cash provided by operating activities primarily due to the timing of capital expenditures compared to the prior fiscal period.

•
The change in inventories resulted in a $2.2 million decrease to cash provided by operating activities as a result of an increase of total inventories by 35% compared to the three months ended April 30, 2014, primarily as a result of our acquisition of Kaselco.

The decreases above were partially offset by the following:

•	The change in depreciation and amortization resulted in a $2.0 million increase, primarily due to asset purchases during the three months ended April 30, 2014.

•
The change in prepaid expenses and other current assets resulted in a $1.9 million increase to cash provided by operating activities primarily as a result of lower prepaid insurance and vendor deposits.

•
The change in impairment of long-lived assets resulted in a $1.3 million increase to cash provided by operating activities primarily as a result of impairment charges for our wholly owned subsidiary in Mexico.

Cash Used In Investing Activities

Cash used in investing activities consists of cash used to purchase property and equipment, partially offset by proceeds from the sale of equipment from our rental fleet. Purchases of property and equipment totaled $7.4 million and $13.1 million during the three months ended April 30, 2014 and April 30, 2013, respectively. We continue to invest in capital to support our branch expansion and to address growing demand in many of our key markets. Proceeds from equipment sales totaled $0.8 million and $1.0 million during the three months ended April 30, 2014 and April 30, 2013, respectively.

Cash Used In Financing Activities

Cash used in financing activities during the three months ended April 30, 2014 decreased $0.6 million compared to the three months ended April 30, 2013. This decrease was primarily due to a $1.0 million return of capital from BakerCorp International Holdings, Inc. for stock options exercised, and $0.1 million repayments on long-term debt for our Credit Facility, offset by a reduction of $0.5 million in payments for deferred financing fees. During the three months ended April 30, 2013, cash used in financing activities was impacted by $0.5 million of professional fees that were included as deferred financing costs as a result of the amended Credit Facility. Refer to Note 9, “Debt” of the notes to the consolidated condensed financial statements for further information.

Effect of Exchange Rate Changes on Cash

The effect of foreign currency translation on cash resulted in a $0.9 million decrease to cash and cash equivalents during the three months ended April 30, 2014.

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

On April 30, 2014, there were eight swap agreements with a total notional amount of $210.0 million outstanding, two with a three-year term and notional value totaling $60.0 million with a fixed rate of 1.7%, and six with a five-year term and a notional value totaling $150.0 million with a fixed rate of 2.3%. In addition to the above, there is one swap agreement with a three-year term and a notional amount totaling $71.0 million commencing on July 31, 2014 with a fixed rate of 1.6%, which will be reduced to $64.0 million on July 31, 2015, before it terminates on July 29, 2016. On April 30, 2014 and January 31, 2014, the liability recorded related to interest rate swaps was $3.6 million and $4.0 million, respectively, with no unrealized gain or loss recorded in the consolidated condensed statements of operations for the ineffective portion of the change in fair value of the interest rate swap agreements.

Contractual Obligations

There has been no material change to our contractual obligations as disclosed in our 2014 Annual Report except as follows:
During the second quarter of fiscal year 2015, we entered into an operating lease agreement for a facility in Texas effective August 1, 2014. The total lease payments for the 10 year lease term will be $5.1 million prorated for the actual square footage occupied.

Off-Balance Sheet Arrangements

On April 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three months ended April, 2014 to the items that we disclosed as our critical accounting policies, estimates, and judgments included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

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

Impact of Foreign Currency Rate Changes

We currently have branch operations outside the United States, and our foreign subsidiaries conduct their business in local currency. Our operations in Canada are denominated in the Canadian dollar, operations in the Netherlands, Germany and France are denominated in the euro, operations in the United Kingdom are denominated in the British pound sterling, and operations in Mexico are denominated in the Mexican peso. Likewise, we pay our expenses in the local currencies, described above, in the areas in which we operate. We are exposed to foreign exchange rate fluctuations as the financial results of our non-United States operations are translated into U.S. dollars. Based upon the financial results of our international operations during the period relative to the Company as a whole, a 10% change in the exchange rates would not have a material impact on our after-tax earnings.

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

Item 4. Controls and Procedures

The Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2014. There have been no changes in our internal control over financial reporting during the three months ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth above under Note 15, “Commitments and Contingencies – Litigation”, contained in the notes to the consolidated condensed financial statements is incorporated herein by reference.

Item 1A. Risk Factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014. These factors may cause our actual results to differ materially from those stated in forward-looking statements or otherwise contained in this document and elsewhere.

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

BAKERCORP INTERNATIONAL, INC.

Date:	June 13, 2014	By:	/s/ Robert Craycraft
Robert Craycraft
President and Chief Executive Officer

		By:	/s/ Raymond Aronoff
Raymond Aronoff
Chief Financial Officer/Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document