Form 10-Q
period 2014-07-31
BakerCorp International, Inc.
filed 2014-09-12
CIK 1550377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
 FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no public market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, par value $0.01 per share, outstanding on September 5, 2014.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BakerCorp International, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	July 31, 2014	January 31, 2014

Assets
Current assets:
Cash and cash equivalents	$13,307	$25,536
Accounts receivable, less allowance for doubtful accounts of $2,414 and $2,610 on July 31, 2014 and January 31, 2014, respectively	69,856	65,142
Inventories, net	7,554	5,748
Prepaid expenses and other current assets	6,034	5,395
Deferred tax assets	8,502	6,633
Total current assets	105,253	108,454
Property and equipment, net	386,790	393,142
Goodwill	319,526	320,069
Other intangible assets, net	442,935	451,402
Deferred financing costs, net	742	846
Other long-term assets	591	593
Total assets	$1,255,837	$1,274,506
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$19,445	$27,808
Accrued expenses	23,148	24,366
Current portion of long-term debt (net of deferred financing costs of $2,474 and $2,406 on July 31, 2014 and January 31, 2014, respectively)	1,689	1,757
Total current liabilities	44,282	53,931
Long-term debt, net of current portion (net of deferred financing costs of $10,295 and $11,543 on July 31, 2014 and January 31, 2014, respectively)	638,689	639,522
Deferred tax liabilities	195,190	196,828
Fair value of interest rate swap liabilities	3,229	4,008
Share-based compensation liability	2,479	2,974
Other long-term liabilities	2,090	3,487
Total liabilities	885,959	900,750
Commitments and contingencies
Shareholder’s equity:
Common stock, $0.01 par value; 100,000 shares authorized; 100 shares issued and outstanding on July 31, 2014 and January 31, 2014	—	—
Additional paid-in capital	390,720	390,628
Accumulated other comprehensive loss	(11,503)	(10,708)
Accumulated retained deficit	(9,339)	(6,164)
Total shareholder’s equity	369,878	373,756
Total liabilities and shareholder’s equity	$1,255,837	$1,274,506

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations (unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Revenue:
Rental revenue	$66,143	$61,820	$129,145	$120,104
Sales revenue	5,653	5,986	11,813	10,959
Service revenue	11,150	11,394	21,357	21,916
Total revenue	82,946	79,200	162,315	152,979
Operating expenses:
Employee related expenses	27,993	29,016	54,663	51,981
Rental expenses	9,673	9,523	20,907	18,311
Repair and maintenance	3,645	3,874	7,295	7,651
Cost of goods sold	3,905	3,311	7,508	6,258
Facility expenses	6,894	5,818	13,494	11,817
Professional fees	1,005	2,597	2,608	5,570
Management fees	154	153	303	306
Other operating expenses	4,845	4,083	9,167	7,683
Depreciation and amortization	15,910	15,289	33,109	30,536
Gain on sale of equipment	(686)	(619)	(1,085)	(1,022)
Impairment of long-lived assets	—	—	1,273	—
Total operating expenses	73,338	73,045	149,242	139,091
Income from operations	9,608	6,155	13,073	13,888
Other expenses:
Interest expense, net	10,686	10,201	21,210	20,349
Loss on extinguishment and modification of debt	—	—	—	2,999
Foreign currency exchange (gain) loss, net	(247)	469	(488)	338
Other expense, net	91	—	91	—
Total other expenses, net	10,530	10,670	20,813	23,686
Loss before income tax benefit	(922)	(4,515)	(7,740)	(9,798)
Income tax benefit	(2,106)	(174)	(4,565)	(2,287)
Net income (loss)	$1,184	$(4,341)	$(3,175)	$(7,511)

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Loss (unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Net income (loss)	$1,184	$(4,341)	$(3,175)	$(7,511)
Other comprehensive (loss) income, net of tax
Unrealized gain on interest rate swap agreements, net of tax expense of $135, $366, $289, and $386, respectively	217	590	490	623
Change in foreign currency translation adjustments	(4,594)	1,980	(1,285)	(3,130)
Other comprehensive (loss) income	(4,377)	2,570	(795)	(2,507)
Total comprehensive loss	$(3,193)	$(1,771)	$(3,970)	$(10,018)

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended
	July 31, 2014	July 31, 2013
Operating activities
Net loss	$(3,175)	$(7,511)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts, net	93	(71)
Share-based compensation expense	638	1,378
Loss on sale of subsidiary	99	—
Gain on sale of equipment	(1,085)	(1,022)
Depreciation and amortization	33,109	30,536
Amortization of deferred financing costs	1,281	1,149
Deferred income taxes	(3,722)	(763)
Amortization of above-market lease	(346)	(340)
Loss on extinguishment and modification of debt	—	2,999
Impairment of long-lived assets	1,273	—
Changes in assets and liabilities:
Accounts receivable	(4,969)	(3,803)
Inventories, net	(1,806)	322
Prepaid expenses and other assets	(672)	(2,042)
Accounts payable and other liabilities	(10,615)	(3,211)
Net cash provided by operating activities	10,103	17,621
Investing activities
Purchases of property and equipment	(20,285)	(27,930)
Proceeds from sale of equipment	1,531	2,279
Proceeds from sale of subsidiary	100	—
Net cash used in investing activities	(18,654)	(25,651)
Financing activities
Repayment of long-term debt	(2,081)	(1,921)
(Return of capital to) contributions from BakerCorp International Holdings, Inc.	(1,039)	65
Payment of deferred financing costs	—	(531)
Net cash used in financing activities	(3,120)	(2,387)
Effect of foreign currency translation on cash	(558)	48
Net decrease in cash and cash equivalents	(12,229)	(10,369)
Cash and cash equivalents, beginning of period	25,536	28,069
Cash and cash equivalents, end of period	$13,307	$17,700

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$19,943	$19,214
Income taxes	$638	$1,450
Non-cash operating and financing activities:
Return of capital to BakerCorp International Holdings, Inc. related to a settlement of options for shares of common stock in BakerCorp International Holdings Inc.	$—	$(4,036)

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements (unaudited)

Note 1. Organization, Description of Business, and Basis of Presentation

We are a provider of liquid and solid containment solutions, operating within a specialty sector of the broader industrial services industry. Our revenue is generated by providing rental equipment, customized solutions, and a comprehensive suite of services to our customers. We provide a wide variety of steel and polyethylene temporary storage tanks, roll-off containers, pumps, filtration, pipes, hoses and fittings, shoring, and related products to a broad range of customers for a number of applications. Tank and roll-off container applications include the storage of water, chemicals, waste streams, and solid waste. Pump applications include the pumping of groundwater, municipal waste, and other fluids. Filtration applications include the separation of various solids from liquids. We have branches within 26 states in the United States as well as branches in the Netherlands, Germany, France, Canada, the United Kingdom and Poland. For reporting purposes, a branch is defined as a location with at least one employee. As used herein, the terms “Company,” “we,” “us,” and “our” refer to BakerCorp International, Inc. and its subsidiaries, unless the context indicates to the contrary.

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three and six months ended July 31, 2014, are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Note 2. Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)-Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 improves the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under current U.S. GAAP, many disposals, some of which may be routine in nature and not a change in an entity’s strategy, are reported in discontinued operations. The amendments in this Update require expanded disclosures for discontinued operations that should provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations. The updated disclosure should provide users with information about the financial effects of significant disposals that do not qualify for discontinued operations reporting. The amendments in this Update also require an entity to disclose the pretax profit or loss (or change in net assets for a not-for-profit entity) of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in this update are effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. During the three months ended July 31, 2014, we elected to early adopt this update to account for the sale of our wholly owned Mexican subsidiary and recorded a $0.1 million loss on the sale of a subsidiary for our North American segment within the other expenses caption in our consolidated condensed statement of operations (See Note 16, "Loss on the Sale of a Subsidiary").

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

Recently Issued Accounting Pronouncements

During June 2014, the FASB issued ASU No. 2014-12, "Compensation-Stock Compensation (Topic 718)". ASU No. 2014-12 will require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. An entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The update is effective for all entities for annual periods beginning after December 15, 2015 and interim periods within those annual periods. The update should be applied on a prospective basis to awards that are granted or modified on or after the effective date. Entities also have the option to apply the amendments on a modified retrospective basis for performance targets outstanding on or after the beginning of the first annual period presented as of the adoption date. We do not believe the adoption of this update will have a significant impact to our consolidated financial statements.

During May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU No. 2014-09 will require companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires companies to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. The update allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements. A decision about which method to use will affect a company’s implementation plans. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. This means that calendar year-end public entities will apply the new standard in the quarter ended March 31, 2017. Early adoption is not permitted under U.S. GAAP, but nonpublic companies may adopt the new standard as of the public entity effective date. We are currently assessing the impact the adoption of this update will have on our consolidated financial statements.

Note 3. Changes in Accumulated Other Comprehensive Loss

The following table includes the components of accumulated other comprehensive loss, net of tax, for the three months ended July 31, 2014:

(In thousands)	Unrealized Loss on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Beginning balance on April 30, 2014	$(2,188)	$(4,938)	$(7,126)
Other comprehensive income (loss) before reclassifications	217	(4,594)	(4,377)
Net other comprehensive income (loss)	217	(4,594)	(4,377)
Balance on July 31, 2014	$(1,971)	$(9,532)	$(11,503)

(1)	Unrealized loss on interest rate swap agreements is net of tax expense of $0.1 million for the three months ended July 31, 2014.

The following table includes the components of accumulated other comprehensive loss, net of tax, for the three months ended July 31, 2013:

(In thousands)	Unrealized Loss on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Beginning balance on April 30, 2013	$(3,232)	$(12,225)	$(15,457)
Other comprehensive income before reclassifications	590	1,980	2,570
Net other comprehensive income	590	1,980	2,570
Balance on July 31, 2013	$(2,642)	$(10,245)	$(12,887)

(1)	Unrealized loss on interest rate swap agreements is net of tax expense of $0.4 million for the three months ended July 31, 2013.

The following table includes the components of accumulated other comprehensive loss, net of tax, for the six months ended July 31, 2014:

(In thousands)	Unrealized loss on interest rate swap agreements (1)	Change in foreign currency translation adjustments	Total
Beginning balance on January 31, 2014	$(2,461)	$(8,247)	$(10,708)
Other comprehensive income (loss)before reclassifications	490	(1,285)	(795)
Net other comprehensive income (loss)	490	(1,285)	(795)
Balance on July 31, 2014	$(1,971)	$(9,532)	$(11,503)

(1)	Unrealized loss on interest rate swap agreements is net of tax expense of $0.3 million thousand for the six months ended July 31, 2014.

The following table includes the components of accumulated other comprehensive loss, net of tax, for the six months ended July 31, 2013:

(In thousands)	Unrealized loss on interest rate swap agreements (1)	Change in foreign currency translation adjustments	Total
Beginning balance on January 31, 2013	$(3,265)	$(7,115)	$(10,380)
Other comprehensive income (loss) before reclassifications	623	(3,130)	(2,507)
Net other comprehensive income (loss)	623	(3,130)	(2,507)
Balance on July 31, 2013	$(2,642)	$(10,245)	$(12,887)

(1)	Unrealized loss on interest rate swap agreements is net of tax expense of $0.4 million for the six months ended July 31, 2013.

Note 4. Inventories, Net

Our inventories are composed of finished goods that we purchase and hold for resale, work-in-process comprised of partially assembled pumps and filtration equipment, and components utilized in the assembly process. Inventories are valued at the lower of cost or market value. The cost is determined using the average cost method for purchased finished goods held for resale and first-in first-out for assembled pump and components. We write down our inventories for the estimated difference between cost and market value based upon our best estimates of market conditions. We carry inventories in amounts necessary to satisfy our customers’ inventory requirements on a timely basis. We continually monitor our inventory status to control inventory levels and write down any excess or obsolete inventories on hand.

Inventories, net consisted of the following on July 31, 2014, and January 31, 2014:

(In thousands)	July 31, 2014	January 31, 2014
Finished goods	$2,886	$3,020
Work-in-process	1,931	994
Components	3,287	2,265
Less: inventory reserve	(550)	(531)
Inventories, net	$7,554	$5,748

Note 5. Property and Equipment, Net

Property and equipment, net consisted of the following on July 31, 2014:

(In thousands)	Book Value	Accumulated Depreciation	Net Carrying Value
Assets held for rent:
Secondary containment	$4,251	$(2,883)	$1,368
Boxes	25,552	(9,278)	16,274
Filtration	9,191	(3,636)	5,555
Generators and light towers	256	(203)	53
Pipes, hoses and fittings	18,678	(14,298)	4,380
Non-steel containment	5,129	(1,463)	3,666
Pumps	50,542	(21,824)	28,718
Shoring	3,711	(2,258)	1,453
Steel containment	338,638	(51,532)	287,106
Tank trailers	1,881	(1,166)	715
Construction in progress	9,375	—	9,375
Total assets held for rent	$467,204	$(108,541)	$358,663
Assets held for use:
Leasehold improvements	2,969	(1,534)	1,435
Machinery and equipment	34,928	(18,681)	16,247
Office furniture and equipment	5,054	(3,204)	1,850
Software	6,649	(2,392)	4,257
Construction in progress	4,338	—	4,338
Total assets held for use	53,938	(25,811)	28,127
Total	$521,142	$(134,352)	$386,790

Property and equipment, net consisted of the following on January 31, 2014:

(In thousands)	Book Value	Accumulated Depreciation	Net Carrying Value
Assets held for rent:
Secondary containment	$3,924	$(2,437)	$1,487
Boxes	24,603	(8,282)	16,321
Filtration	8,678	(2,971)	5,707
Generators and light towers	254	(174)	80
Pipes, hoses and fittings	17,269	(12,733)	4,536
Non-steel containment	4,786	(1,231)	3,555
Pumps	48,208	(18,205)	30,003
Shoring	3,059	(1,491)	1,568
Steel containment	330,122	(42,888)	287,234
Tank trailers	1,887	(1,015)	872
Construction in progress	13,566	—	13,566
Total assets held for rent	$456,356	$(91,427)	$364,929
Assets held for use:
Leasehold improvements	2,853	(1,194)	1,659
Machinery and equipment	32,894	(16,370)	16,524
Office furniture and equipment	5,016	(2,694)	2,322
Software	6,639	(1,535)	5,104
Construction in progress	2,604	—	2,604
Total assets held for use	50,006	(21,793)	28,213
Total	$506,362	$(113,220)	$393,142

Depreciation expense for the three months ended July 31, 2014 and July 31, 2013 was $11.8 million and $11.2 million, respectively. Depreciation expense for the six months ended July 31, 2014 and July 31, 2013 was $24.9 million and $22.4 million, respectively.

Note 6. Goodwill and Other Intangible Assets, Net

Goodwill

Goodwill by reportable segment and reporting units on July 31, 2014 and January 31, 2014 and the changes in the carrying amount of goodwill during the six months ended July 31, 2014 were the following:

(In thousands)	North America	Europe	Total
Balance on January 31, 2014	$257,051	$63,018	$320,069
Adjustments (1)	—	(543)	(543)
Balance on July 31, 2014	$257,051	$62,475	$319,526

(1)	The adjustments to goodwill were the result of fluctuations in foreign currency exchange rates used to translate the balance into U.S. dollars.

Other Intangible Assets, Net

The components of other intangible assets, net on July 31, 2014 and January 31, 2014 were the following:

	July 31, 2014			January 31, 2014
(In thousands)	Gross (1)	Accumulated Amortization	Net	Gross (1)	Accumulated Amortization	Net
Carrying amount:
Customer relationships (25 years)	$404,797	$(51,274)	$353,523	$404,981	$(43,198)	$361,783
Customer backlog (1 year)	200	(64)	$136	200	(21)	$179
Developed technology (11 years)	1,693	(99)	$1,594	1,695	(22)	$1,673
Trade name (Indefinite)	87,682	—	$87,682	87,767	—	87,767
Total carrying amount	$494,372	$(51,437)	$442,935	$494,643	$(43,241)	$451,402

(1)
The decrease in the gross intangible assets balance on July 31, 2014 compared to January 31, 2014 was the result of fluctuations in the foreign currency exchange rates used to translate foreign intangible asset balances into U.S. dollars.

Amortization expense for the three months ended July 31, 2014 and July 31, 2013 was $4.1 million and $4.1 million, respectively. Amortization expense for the six months ended July 31, 2014 and July 31, 2013 was $8.2 million and $8.1 million, respectively. Estimated amortization expense for the fiscal periods ending January 31 is the following:

(In thousands)	Estimated Amortization Expense
Remainder of the fiscal year ending January 31, 2015	$8,320
2016	16,346
2017	16,346
2018	16,346
2019	16,346
Thereafter	281,549
Total	$355,253

Note 7. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	July 31, 2014	January 31, 2014
Accrued compensation	$12,593	$13,810
Accrued insurance	904	1,038
Accrued interest	3,300	3,304
Accrued professional fees	1,077	1,145
Accrued taxes	2,913	2,542
Accrued above market lease liability	589	698
Other accrued expenses	1,772	1,829
Total accrued expenses	$23,148	$24,366

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

Instruments measured at fair value on a recurring basis are summarized below (in thousands):

		July 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liabilities	$3,229	$—	$3,229	$—
Share-based compensation liability	2,479	—	—	2,479
Total	$5,708	$—	$3,229	$2,479

		January 31, 2014
	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liabilities	$4,008	$—	$4,008	$—
Share-based compensation liability	2,974	—	—	2,974
Total	$6,982	$—	$4,008	$2,974

As discussed in Note 10, “Derivatives”, we had interest rate swap contracts with a total notional principal of $221.0 million outstanding on July 31, 2014. The fair value of interest rate swap contracts is calculated based on the fixed rate, notional principal, settlement date, present value of the future cash flows, terms of the agreement, and future floating interest rates as determined by a future interest rate yield curve. Our interest rate swap contracts are recorded at fair value utilizing Level 2 inputs such as trade data, broker/dealer quotes, observable market prices for similar securities, and other available data. Although readily observable data is utilized in the valuations, different valuation methodologies could have an effect on the estimated fair value. Accordingly, the inputs utilized to determine the fair value of the interest rate swap contracts are categorized as Level 2.

On July 31, 2014 and January 31, 2014, the weighted average fixed interest rate of our interest rate swap contracts were 1.6% and 1.6%, and the weighted average remaining life was 1.4 years and 1.4 years, respectively. Interest expense related to our interest rate swap contracts during the three months ended July 31, 2014 and July 31, 2013 was $0.3 million and $0.5 million, respectively, and during the six months ended July 31, 2014 and July 31, 2013 was $0.8 million, and $1.0 million, respectively.

During the six months ended July 31, 2014, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.

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

We determined that a +/-10% change in the above assumptions would have a $0.5 million increase or decrease to our reported net loss for the three months ended July 31, 2014.

The following tables provide a reconciliation of the beginning and ending balance of our share-based compensation liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended July 31, 2014:

Three Months Ended
(In thousands)	Level 3
Share-Based Compensation Liability
Beginning balance on April 30, 2014	$2,464
Total loss included in operating expense	15
Ending balance on July 31, 2014	$2,479

Six Months Ended
(In thousands)	Level 3
Share-Based Compensation Liability
Beginning balance on January 31, 2014	$2,974
Total gain included in operating expense	(495)
Ending balance on July 31, 2014	$2,479

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

Our long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes. The fair value of our long-term debt is estimated based on the latest sales price for similar instruments obtained from a third party (Level 2 inputs). On July 31, 2014 and January 31, 2014, the fair values of our senior notes and senior term loan were $243.6 million and $403.8 million, respectively, and $244.2 million and $414.2 million, respectively.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

We reduce the carrying amounts of our goodwill, intangible assets, and long-lived assets to fair value when held for sale or determined to be impaired. The categorization of the fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs utilized. During the six months ended July 31, 2014, there were no adjustments to the fair value of goodwill and intangible assets.

During the three months ended April 30, 2014, we reassessed our plans for our wholly owned subsidiary in Mexico. As a result, we performed a long-lived asset impairment analysis. On April 30, 2014, we determined that the $1.4 million net book value of assets related to our Mexican operations exceeded the assets estimated fair value of $0.1 million. The fair value was estimated using data obtained during our investigation of possible disposition options, which was consistent with the market approach. The estimated fair value of the assets utilized significant unobservable inputs (Level 3). Consequently, during the three months ended April 30, 2014, we recorded an impairment charge of $1.3 million in our North American segment, which represents the excess of the net book value of the assets and the assets estimated fair value.

Note 9. Debt

On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility ($45.0 million available on July 31, 2014) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”). On February 7, 2013, we entered into the First Amendment to our Credit Facility, to refinance our Credit Facility (as discussed below). On November 13, 2013, we entered into the Second Amendment to the Credit Facility. Pursuant to the Second Amendment, the Company borrowed $35.0 million of incremental term loans (the “Incremental Term Loans”), which may be used for general corporate purposes, including to finance permitted acquisitions. The terms applicable to the Incremental Term Loans are the same as those applicable to the Senior Term Loans under the First Amendment to our Credit Agreement.

Long-term debt consisted of the following:

(In thousands)	July 31, 2014	January 31, 2014
Senior term loan (LIBOR margin of 3.0%, and interest rate of 4.25%)	$413,147	$415,228
Revolving loan	—	—
Senior unsecured notes	240,000	240,000
Total debt	653,147	655,228
Less deferred financing costs	(12,769)	(13,949)
Total debt less deferred financing costs	640,378	641,279
Less current portion (net of current portion of deferred financing costs of $2,474 and $2,406, respectively)	(1,689)	(1,757)
Long-term debt, net of current portion (net of long-term portion of deferred financing costs of $10,295 and $11,543, respectively)	$638,689	$639,522

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

Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. We amortized $0.7 million and $0.6 million of deferred financing costs during three months ended July 31, 2014 and July 31, 2013, respectively, and $1.3 million and $1.1 million during the six months ended July 31, 2014 and July 31, 2013, respectively.

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

On July 31, 2014, we did not have an outstanding balance on the revolving loan; therefore, on July 31, 2014, we were not subject to a leverage test. Additionally, on July 31, 2014, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

Senior Unsecured Notes Due 2019

On June 1, 2011, we issued $240.0 million of fixed rate 8.25% Notes due June 1, 2019. We may redeem all or any portion of the Notes at the redemption prices set forth in the applicable indenture, plus accrued and unpaid interest. Upon a change of control, we are required to make an offer to redeem all of the Notes from the holders at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of the repurchase. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our direct and indirect existing and future wholly-owned domestic restricted subsidiaries.

Interest and Fees
Interest and fees related to our Credit Facility and the Notes were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Credit Facility interest and fees (weighted average interest rate of 4.25% and 4.25%, respectively, and 4.25% and 4.28%, respectively) (1)	$3,421	$4,532	$8,203	$9,025
Notes interest and fees (2)	6,737	5,198	11,952	10,391
Total interest and fees	$10,158	$9,730	$20,155	$19,416

(1)	Interest on the Amended Senior Term Loan is payable quarterly based upon an interest rate of 4.25%.

(2)	Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt

On July 31, 2014, the schedule of minimum required principal payments relating to the Amended Senior Term Loan and the Notes for each of the twelve months ending January 31 are due according to the table below:

(In thousands)	Principal Payments on Debt
Remainder of the fiscal year ending January 31, 2015	$2,081
2016	4,163
2017	4,163
2018	4,163
2019	4,163
Thereafter	634,414
Total	$653,147

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

The fair value of the potential termination obligations related to our interest rate swaps, which were recorded within the “Fair value of interest rate swap liabilities” caption of our consolidated condensed balance sheets, were as follows:

(in thousands)	Notional Amount	Interest Rate	July 31, 2014	January 31, 2014
Interest rate swaps effective July 2011, expires July 2014 (1)	$60,000	1.681%	$—	$130
Interest rate swaps effective July 2011, expires July 2016 (1)	150,000	2.346%	2,882	3,585
Interest rate swaps, effective July 2014, expires July 2016 (1)(2)	71,000	1.639%	347	293
			$3,229	$4,008

(1)	These interest rate swaps require a fixed rate of interest in exchange for a variable interest rate based on a three-month LIBOR, subject to a 1.25% floor.

(2)	The $71 million notional amount will be reduced to $64.0 million on July 31, 2015, before it terminates on July 29, 2016.

The interest rate swap agreements have been designated as cash flow hedges of our interest rate risk and recorded at estimated fair values on July 31, 2014. The fair value of the interest rate hedges reflect the estimated amount that we would receive or pay to terminate the contracts at each reporting date (See Note 8, “Fair Value Measurements”).

Changes in the fair value of our swaps, to the extent effective, are reported as a component of other comprehensive (loss) income, net (“OCI”) and is subsequently reclassified into interest expense during the same period interest cash flows for our floating-rate debt (hedged item) occur. Changes in the fair value of any portion of a cash flow hedge deemed ineffective are recognized into current period earnings. We determined that the interest rate swap agreements are highly effective in offsetting future variable interest payments associated with the hedged portion of our term loans. During the six months ended July 31, 2014, no ineffectiveness was recorded into current period earnings. We do not expect to reclassify any material amount from OCI into earnings within the next 12 months.

The effective portion of the unrealized gain recognized in OCI for our derivative instruments designated as cash flow hedges was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Unrealized gain, before income tax expense	$352	$956	$779	$1,009
Income tax expense	135	366	289	386
Total	$217	$590	$490	$623

Note 11. Income Taxes

The income tax benefit for the three and six months ended July 31, 2014, and July 31, 2013 are based on the estimated effective tax rate for the entire fiscal year. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as our estimates of pre-tax income and loss for the year fluctuate, including changes in the geographic mix of pre-tax income and loss.

The effective income tax rates for the three and six months ended July 31, 2014 were a benefit of 228.4% and 59.0%, respectively, compared to a benefit for the three and six months ended July 31, 2013 of 3.9% and 23.3%, respectively. The effective tax rates differ from the U.S. federal statutory rate primarily due to income taxed in foreign jurisdictions, state taxes, non-deductible meals and entertainment expenses, and discrete items. The difference in effective income tax rates for the three and six months ended July 31, 2014 and July 31, 2013 primarily relate to a change in the estimated forecast of pre-tax book income and loss for each respective jurisdiction and discrete items primarily related to the future benefit of bad debt impairment recorded during the three months ended July 31, 2014.

Deferred income taxes are provided for the temporary differences between the financial reporting and the tax basis of our assets and liabilities. A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized. The majority of our deferred tax assets relate to federal net operating loss carry-forwards. Management believes we will realize the benefit of existing deferred tax assets based on the scheduled reversal of U.S. deferred tax liabilities, related to depreciation and amortization expenses not deductible for tax purposes, which is ordinary income and therefore of the same character as the temporary differences giving rise to the deferred tax assets. This reversal will occur in substantially similar time periods and in the same jurisdictions as the deferred tax assets. As such, the deferred tax liabilities are considered a source of income sufficient to support our U.S. deferred tax assets; therefore, a valuation allowance is not required on July 31, 2014.

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

Note 12. Stockholder’s Equity

Share-based Compensation

Prior to the June 1, 2011, the Company had share-based incentive plans, whereby restricted shares and options to purchase shares of common stock were granted to key employees and outside directors. The vesting of all outstanding stock options and restricted shares under those plans was accelerated at the consummation of the June 2011 Transaction. Additionally, as part of the change in ownership of the Company, certain members of the management team elected to exchange existing stock options to purchase shares in the Predecessor Company for stock options to purchase shares of BakerCorp International Holdings (“BCI Holdings”). These stock options were fully vested as of the change in ownership.

During June 2011, BCI Holdings adopted a share-based compensation plan, the BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). On September 12, 2013, the BCI Holdings’ Board of Directors amended the 2011 Plan by resolution to increase the number of shares of BCI Holdings common stock authorized for issuance under the 2011 Plan to 1,001,339 shares. On July 31, 2014, there were 138,750 shares available for grant. The amended 2011 Plan permits the granting of BCI Holdings stock options, nonqualified stock options and restricted stock to eligible employees and non-employee directors and consultants.

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

The following table summarizes stock option activity during the six months ended July 31, 2014:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)(2)	Weighted Average Term Remaining (in years)	Weighted Average Grant Date Fair Value
Outstanding, January 31, 2014 (1)	897,714	$202.44	$8,113	8.1
Granted	54,500	173.23			$38.61
Exercised	(10,608)	50.05	636
Forfeited/cancelled/expired	(55,397)	219.25
Outstanding, July 31, 2014 (1)	886,209	$201.42	$5,225	8.1
Vested and expected to vest, July 31, 2014	433,076	$149.14	$5,225	7.0
Exercisable, July 31, 2014	229,440	$123.61	$5,225	5.8

(1)
The number of options outstanding on July 31, 2014, and January 31, 2014 include 87,270 and 95,428, respectively, of BCI Holdings options that were exchanged for Predecessor Company options as a result of the Transaction. These options on July 31, 2014 and January 31, 2014 had a weighted average exercise price of $36.13 and $36.04, respectively.

(2)
Aggregate intrinsic value in the table above represents the total pre-tax value that option holders would have received had all option holders exercised their options on July 31, 2014. The aggregate intrinsic value is the difference between the estimated fair market value of the BCI Holdings common stock at the end of the period and the option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of the BCI Holdings common stock.

As of July 31, 2014, there was $6.4 million of unrecognized pre-tax share-based compensation expense related to non-vested stock options, which we expect to recognize over a weighted average period of 3.7 years. Non-cash share-based compensation expense included in employee related expenses in our consolidated statement of operations and the estimated fair value of options vested was the following:

	Three Months Ended		Six Months Ended
(In thousands)	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Non-cash share-based compensation expense (1)	$565	$883	$638	$1,378
Estimated fair value of options vested	$533	$1,137	$1,178	$1,765

(1)
During the six months ended July 31, 2014, we remeasured certain options classified as liability awards, and recorded a credit to our non-cash share-based compensation expense of $0.5 million. During the three months ended July 31, 2014, we recorded a de minimis charge to non-cash share-based compensation expense as a result of our quarterly remeasurement of certain options classified as liability awards.

The fair value of BCI Holdings stock options issued was determined using the Black-Scholes options pricing model utilizing the following assumption for each respective period:

	Six Months Ended
	July 31, 2014	July 31, 2013
Expected volatility	50%	40%
Expected dividends	—%	—%
Expected term	6.6 years	6.5 years
Risk-free interest rate	2.1%	1.2%

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

During the third quarter of fiscal year 2014, the weighted average grant date fair value was $23.54 for the CEO’s options and was estimated using the Black-Scholes option pricing model which required us to make highly subjective assumptions including the following:

Three Months Ended
October 31, 2013
Expected volatility (1)	45%
Expected dividends (2)	—%
Expected term (3)	4.2 years
Risk-free interest rate (4)	1.4%

(1)	Expected Volatility-Management determined that historical volatility of comparable publicly traded companies is the best indicator of our expected volatility and future stock price trends.

(2)	Expected Dividends-We historically have not paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend rate.

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

Additionally, we incorporated a common stock value of $125 per share as the “grant date price” for the Black-Scholes option pricing model. Since BCI Holdings operates as a privately-owned company, its stock does not and has not been traded on a market or an exchange. As such, we estimate the value of BCI Holdings on a quarterly basis. If there have been no significant changes such as acquisitions, disposals, or the loss of a major customer, etc. between our valuation analysis and the grant date of a stock option, we will continue to use that valuation. We determined the fair value of BCI Holdings common stock based on an analysis of the market approach and the income approach. Under the market approach, we estimated the fair value based on market multiples of EBITDA for comparable public companies. Under the income approach, we calculate the fair value based on the present value of estimated future cash flows.

Given the CEO’s options contain a liquidity event based performance condition (i.e., Change in Control), we determined recognition of compensation cost should be deferred until the occurrence of a Change in Control. On July 31, 2014, the total unrecognized stock-based compensation expense for the CEO’s options was $10.6 million. During the six months ended July 31, 2014, we did not recognize any stock based compensation expense related to the CEO’s options.

Liability Awards

During the fourth quarter of fiscal year 2014, we began accounting for certain option awards as liability awards, as we determined cash settlement upon exercise was probable. We remeasured the fair value of these options on July 31, 2014, and increased our liability by a de minimis amount during the three months ended July 31, 2014 to $2.5 million from the $3.0 million recognized on January 31, 2014. The quarterly re-measurement resulted in a credit to our non-cash share-based compensation expense of $0.5 million during the six months ended July 31, 2014.

The fair value of BCI Holdings stock options accounted for as liability awards were determined using the Black-Scholes option pricing model utilizing the following assumption for each respective period:

	Six Months Ended
	July 31, 2014	July 31, 2013
Expected volatility	50%	N/A
Expected dividends	—	N/A
Expected term	3.4	N/A
Risk-free interest rate	1.1%	N/A

Note 13. Segment Reporting

We conduct our operations through entities located in the United States, Germany, France, Canada, the Netherlands, the United Kingdom and Poland. We transact business using the local currency within each country where we perform the service or provide the rental equipment.

Our operating and reportable segments are North America and Europe. Within each operating segment, there are common customers, common pricing structures, the ability and history of sharing equipment and resources, operational compatibility, commonality among regulatory environments, and relative geographic proximity. Our operating segments consist of the following:

•	the North American segment consists of branches located in the United States and Canada that provide equipment and services suitable across both of these North American countries.

•	the European segment consists of branches located in France, Germany, the Netherlands, the United Kingdom and Poland that provide equipment and services to customers in a number of European countries.

Selected statement of operations information for our reportable segments is the following:

	Three Months Ended		Six Months Ended
(In thousands)	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Revenue
United States	$71,528	$69,610	$141,862	$135,741
Other North America	2,165	1,923	3,807	3,384
North America	73,693	71,533	145,669	139,125
Europe	9,253	7,667	16,646	13,854
Total revenue	$82,946	$79,200	$162,315	$152,979
Depreciation and amortization
North America	$14,609	$14,271	$30,560	$28,564
Europe	1,301	1,018	2,549	1,972
Total depreciation and amortization	$15,910	$15,289	$33,109	$30,536
Interest expense, net
North America	$10,686	$10,201	$21,210	$20,349
Europe	—	—	—	—
Total interest expense, net	$10,686	$10,201	$21,210	$20,349
Income tax benefit
North America	$(2,498)	$(311)	$(4,892)	$(2,716)
Europe	392	137	327	429
Total income tax benefit	$(2,106)	$(174)	$(4,565)	$(2,287)
Net (loss) income
North America (1)	$(213)	$(4,523)	$(5,292)	$(8,237)
Europe (1)	1,397	182	2,117	726
Total net loss	$1,184	$(4,341)	$(3,175)	$(7,511)

(1)
During the three and six months ended July 31, 2014 and July 31, 2013, we included $1.9 million and $2.0 million, respectively, and $2.9 million and $2.8 million, respectively, of intersegment expense allocations from North America to Europe.

Total asset and long-lived asset information is the following:

(In thousands)	July 31, 2014	January 31, 2014
Total assets
United States	$1,115,127	$1,128,323
Other North America	8,428	9,564
North America	1,123,555	1,137,887
Europe	132,282	136,619
Total assets	$1,255,837	$1,274,506
Long-lived assets
United States	$317,301	$324,008
Other North America	13,055	11,041
North America	330,356	335,049
Europe	56,434	58,093
Total long-lived assets	$386,790	$393,142

Note 14. Related Party Transactions

From time to time, we may enter into transactions related parties. We believe that such transactions have terms consistent with terms offered in the ordinary course of business. The accounting policies that we apply to our transactions with related parties are consistent with those applied in transactions with independent third parties.

Pursuant to a professional services agreement between us and Permira Advisers L.L.C. (the “Sponsor”), we agreed to pay the Sponsor an annual management fee of $0.5 million, payable quarterly, plus reasonable out-of-pocket expenses, in connection with the planning, strategy, and oversight support provided to management. We recorded aggregate management fees and expenses to the Sponsor of $0.2 million and $0.2 million during the three months ended July 31, 2014 and July 31, 2013, respectively, and $0.3 million and $0.3 million during six months ended July 31, 2014 and July 31, 2013, respectively.

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

Note 16. Loss on the Sale of a Subsidiary
On July 1, 2014, we sold our equity interest in our wholly owned Mexican subsidiary for cash consideration of $0.1 million. This sale allows us to increase our focus on growing our business within United States, Canada and Europe. During the five months and one day ended July 1, 2014, our Mexican subsidiary reported a pretax loss of $0.6 million. On July 1, 2014, the carrying value of our Mexican subsidiary’s net assets was $0.2 million. As a result, during the three months ended July 31, 2014, we recorded a $0.1 million loss on the sale of a subsidiary within the other expense caption of our North American segment and consolidated condensed statements of operations.

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

Condensed Consolidating Balance Sheet
July 31, 2014 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$9,029	$4,278	$—	$13,307
Accounts receivable, net	—	57,764	12,092	—	69,856
Inventories, net	—	7,541	13	—	7,554
Prepaid expenses and other current assets	267	4,353	1,414	—	6,034
Deferred tax assets	—	8,502	—	—	8,502
Total current assets	267	87,189	17,797	—	105,253
Property and equipment, net	—	316,966	69,824	—	386,790
Goodwill	—	257,052	62,474	—	319,526
Other intangible assets, net	—	413,944	28,991	—	442,935
Deferred tax assets	28,229	57,202	177	(85,608)	—
Deferred financing costs, net	742	—	—	—	742
Other long-term assets	—	446	145	—	591
Investment in subsidiaries	600,896	125,804	—	(726,700)	—
Total assets	$630,134	$1,258,603	$179,408	$(812,308)	$1,255,837
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$19	$17,828	$1,598	$—	$19,445
Accrued expenses	3,306	18,347	1,495	—	23,148
Current portion of long-term debt, net	1,689	—	—	—	1,689
Intercompany balances	(388,091)	347,977	40,114	—	—
Total current liabilities	(383,077)	384,152	43,207	—	44,282
Long-term debt, net of current portion	638,689	—	—	—	638,689
Deferred tax liabilities	1,415	269,028	10,355	(85,608)	195,190
Fair value of interest rate swap liabilities	3,229	—	—	—	3,229
Share-based compensation liability	—	2,479	—	—	2,479
Other long-term liabilities	—	2,048	42	—	2,090
Total liabilities	260,256	657,707	53,604	(85,608)	885,959
Total shareholder’s equity	369,878	600,896	125,804	(726,700)	369,878
Total liabilities and shareholder’s equity	$630,134	$1,258,603	$179,408	$(812,308)	$1,255,837

Condensed Consolidating Balance Sheet
January 31, 2014
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$20,930	$4,606	$—	$25,536
Accounts receivable, net	—	54,387	10,755	—	65,142
Inventories, net	—	5,746	2	—	5,748
Prepaid expenses and other current assets	230	3,752	1,413	—	5,395
Deferred tax assets	—	6,633	—	—	6,633
Total current assets	230	91,448	16,776	—	108,454
Property and equipment, net	—	324,453	68,689	—	393,142
Goodwill	—	257,052	63,017	—	320,069
Other intangible assets, net	—	421,714	29,688	—	451,402
Deferred tax assets	26,562	57,299	172	(84,033)	—
Deferred financing costs, net	846	—	—	—	846
Other long-term assets	—	419	174	—	593
Investment in subsidiaries	598,874	120,568	—	(719,442)	—
Total assets	$626,512	$1,272,953	$178,516	$(803,475)	$1,274,506
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$38	$21,632	$6,138	$—	$27,808
Accrued expenses	3,307	19,955	1,104	—	24,366
Current portion of long-term debt, net	1,757	—	—	—	1,757
Intercompany balances	(397,291)	357,032	40,259	—	—
Total current liabilities	(392,189)	398,619	47,501	—	53,931
Long-term debt, net of current portion	639,522	—	—	—	639,522
Deferred tax liabilities	1,415	269,028	10,418	(84,033)	196,828
Fair value of interest rate swap liabilities	4,008	—	—	—	4,008
Share-based compensation liability	—	2,974	—	—	2,974
Other long-term liabilities	—	3,458	29	—	3,487
Total liabilities	252,756	674,079	57,948	(84,033)	900,750
Total shareholder’s equity	373,756	598,874	120,568	(719,442)	373,756
Total liabilities and shareholder’s equity	$626,512	$1,272,953	$178,516	$(803,475)	$1,274,506

Condensed Consolidating Statement of Operations
For the Three Months Ended July 31, 2014 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$71,466	$11,480	$—	$82,946
Operating expenses:
Employee related expenses	41	24,954	2,998	—	27,993
Rental expense	—	8,587	1,086	—	9,673
Repair and maintenance	—	3,385	260	—	3,645
Cost of goods sold	—	3,865	40	—	3,905
Facility expense	6	6,042	846	—	6,894
Professional fees	16	961	28	—	1,005
Management fees	—	154	—	—	154
Other operating expenses	145	2,197	2,503	—	4,845
Depreciation and amortization	—	14,301	1,609	—	15,910
Gain on sale of equipment	—	(639)	(47)	—	(686)
Impairment of long-lived assets	—	—	—	—	—
Total operating expenses	208	63,807	9,323	—	73,338
(Loss) income from operations	(208)	7,659	2,157	—	9,608
Other expenses:	—	—	—	—	—
Interest expense (income), net	10,644	45	(3)	—	10,686
Foreign currency exchange gain, net	—	(50)	(197)	—	(247)
Other expense, net	—	91	—	—	91
Total other expense, net	10,644	86	(200)	—	10,530
(Loss) income before income tax (benefit) expense	(10,852)	7,573	2,357	—	(922)
Income tax benefit	(990)	(1,548)	432	—	(2,106)
(Loss) income before equity in net earnings of subsidiaries	(9,862)	9,121	1,925	—	1,184
Equity in net earnings of subsidiaries	11,046	1,925	—	(12,971)	—
Net (loss) income	$1,184	$11,046	$1,925	$(12,971)	$1,184

Condensed Consolidating Statement of Operations
For the Three Months Ended July 31, 2013 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$70,009	$9,191	$—	$79,200
Operating expenses:
Employee related expenses	41	26,282	2,693	—	29,016
Rental expense	—	8,572	951	—	9,523
Repair and maintenance	—	3,662	212	—	3,874
Cost of goods sold	—	3,302	9	—	3,311
Facility expense	10	5,135	673	—	5,818
Professional fees	71	2,392	134	—	2,597
Management fees	—	153	—	—	153
Other operating expenses (income)	152	1,122	2,809	—	4,083
Depreciation and amortization	—	14,083	1,206	—	15,289
Gain on sale of equipment	—	(615)	(4)	—	(619)
Total operating expenses	274	64,088	8,683	—	73,045
(Loss) income from operations	(274)	5,921	508	—	6,155
Other expense:
Interest expense (income), net	10,216	(13)	(2)	—	10,201
Foreign currency exchange loss, net	—	366	103	—	469
Total other expense, net	10,216	353	101	—	10,670
(Loss) income before income taxes	(10,490)	5,568	407	—	(4,515)
Income tax (benefit) expense	(932)	652	106	—	(174)
(Loss) income before equity in net earnings of subsidiaries	(9,558)	4,916	301	—	(4,341)
Equity in net earnings of subsidiaries	5,217	301	—	(5,518)	—
Net (loss) income	$(4,341)	$5,217	$301	$(5,518)	$(4,341)

Condensed Consolidating Statement of Operations
For the Six Months Ended July 31, 2014 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$141,862	$20,453	$—	$162,315
Operating expenses:
Employee related expenses	84	48,587	5,992	—	54,663
Rental expense	—	19,010	1,897	—	20,907
Repair and maintenance	—	6,770	525	—	7,295
Cost of goods sold	—	7,461	47	—	7,508
Facility expense	11	11,788	1,695	—	13,494
Professional fees	60	2,451	97	—	2,608
Management fees	—	303	—	—	303
Other operating expenses	323	4,872	3,972	—	9,167
Depreciation and amortization	—	29,984	3,125	—	33,109
(Gain) loss on sale of equipment	—	(1,297)	212	—	(1,085)
Impairment of long-lived assets	—	789	484	—	1,273
Total operating expenses	478	130,718	18,046	—	149,242
(Loss) income from operations	(478)	11,144	2,407	—	13,073
Other expenses:
Interest expense (income), net	21,112	103	(5)	—	21,210
Foreign currency exchange (gain), net	—	(238)	(250)	—	(488)
Other expense, net	—	91	—	—	91
Total other expense (income), net	21,112	(44)	(255)	—	20,813
(Loss) income before income tax (benefit) expense	(21,590)	11,188	2,662	—	(7,740)
Income tax (benefit) expense	(1,957)	(2,960)	352	—	(4,565)
(Loss) income before equity in net earnings of subsidiaries	(19,633)	14,148	2,310	—	(3,175)
Equity in net earnings of subsidiaries	16,458	2,310	—	(18,768)	—
Net (loss) income	$(3,175)	$16,458	$2,310	$(18,768)	$(3,175)

Condensed Consolidating Statement of Operations
For the Six Months Ended July 31, 2013 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$136,528	$16,451	$—	$152,979
Operating expenses:
Employee related expenses	88	46,896	4,997	—	51,981
Rental expense	—	16,679	1,632	—	18,311
Repair and maintenance	—	7,121	530	—	7,651
Cost of goods sold	—	6,240	18	—	6,258
Facility expense	29	10,527	1,261	—	11,817
Professional fees	972	4,395	203	—	5,570
Management fees	—	306	—	—	306
Other operating expenses (income)	454	3,080	4,149	—	7,683
Depreciation and amortization	—	28,210	2,326	—	30,536
Gain on sale of equipment	—	(1,006)	(16)	—	(1,022)
Total operating expenses	1,543	122,448	15,100	—	139,091
(Loss) income from operations	(1,543)	14,080	1,351	—	13,888
Other expense:
Interest expense (income), net	20,373	(20)	(4)	—	20,349
Loss on extinguishment and modification of debt	2,999	—	—	—	2,999
Foreign currency exchange loss, net	—	227	111	—	338
Total other expense, net	23,372	207	107	—	23,686
(Loss) income before income taxes	(24,915)	13,873	1,244	—	(9,798)
Income tax (benefit) expense	(2,459)	(227)	399	—	(2,287)
(Loss) income before equity in net earnings of subsidiaries	(22,456)	14,100	845	—	(7,511)
Equity in net earnings of subsidiaries	14,945	845	—	(15,790)	—
Net income (loss)	$(7,511)	$14,945	$845	$(15,790)	$(7,511)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Three Months Ended July 31, 2014 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$1,184	$11,046	$1,925	$(12,971)	$1,184
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $135	217	—	—	—	217
Change in foreign currency translation adjustments	—	—	(4,594)	—	(4,594)
Other comprehensive income (loss)	217	—	(4,594)	—	(4,377)
Total comprehensive (loss) income	$1,401	$11,046	$(2,669)	$(12,971)	$(3,193)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Three Months Ended July 31, 2013 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(4,341)	$5,217	$301	$(5,518)	$(4,341)
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $366	590	—	—	—	590
Change in foreign currency translation adjustments	—	—	1,980	—	1,980
Other comprehensive income	590	—	1,980	—	2,570
Total comprehensive (loss) income	$(3,751)	$5,217	$2,281	$(5,518)	$(1,771)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Six Months Ended July 31, 2014 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(3,175)	$16,458	$2,310	$(18,768)	$(3,175)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $289	490	—	—	—	490
Change in foreign currency translation adjustments	—	—	(1,285)	—	(1,285)
Other comprehensive income (loss)	490	—	(1,285)	—	(795)
Total comprehensive (loss) income	$(2,685)	$16,458	$1,025	$(18,768)	$(3,970)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Six Months Ended July 31, 2013 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(7,511)	$14,945	$845	$(15,790)	$(7,511)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $386	623	—	—	—	623
Change in foreign currency translation adjustments	—	—	(3,130)	—	(3,130)
Other comprehensive income (loss)	623	—	(3,130)	—	(2,507)
Total comprehensive (loss) income	$(6,888)	$14,945	$(2,285)	$(15,790)	$(10,018)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended July 31, 2014 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(3,175)	$16,458	$2,310	$(18,768)	$(3,175)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for (recovery of) doubtful accounts, net	—	264	(171)	—	93
Share-based compensation expense	84	554	—	—	638
Loss on sale of subsidiary		99	—		99
(Gain) loss on sale of equipment	—	(1,297)	212	—	(1,085)
Depreciation and amortization	—	29,984	3,125	—	33,109
Amortization of deferred financing costs	1,281	—	—	—	1,281
Impairment of long-lived assets	—	789	484	—	1,273
Deferred income taxes	(1,958)	(1,603)	(161)	—	(3,722)
Amortization of above market lease	—	(346)	—	—	(346)
Equity in net earnings of subsidiaries, net of taxes	16,458	2,310	—	(18,768)	—
Changes in assets and liabilities:
Accounts receivable	—	(3,641)	(1,328)	—	(4,969)
Inventories, net	—	(1,795)	(11)	—	(1,806)
Prepaid expenses and other assets	(34)	(628)	(10)	—	(672)
Accounts payable and other liabilities	476	(6,971)	(4,120)	—	(10,615)
Net cash provided by (used in) operating activities	13,132	34,177	330	(37,536)	10,103
Investing activities
Purchases of property and equipment	—	(15,639)	(4,646)	—	(20,285)
Proceeds from sale of equipment	—	1,420	111	—	1,531
Proceeds from sale of subsidiary	—	100	—	—	100
Net cash used in investing activities	—	(14,119)	(4,535)	—	(18,654)
Financing activities
Intercompany investments and loans	(10,012)	(31,959)	4,122	37,849	—
Repayments of long-term debt	(2,081)	—	—	—	(2,081)
Return of capital to BakerCorp International Holdings, Inc.	(1,039)	—	—	—	(1,039)
Net cash (used in) provided by financing activities	(13,132)	(31,959)	4,122	37,849	(3,120)
Effect of foreign currency translation on cash	—	—	(245)	(313)	(558)
Net (decrease) increase in cash and cash equivalents	—	(11,901)	(328)	—	(12,229)
Cash and cash equivalents, beginning of period	—	20,930	4,606	—	25,536
Cash and cash equivalents, end of period	—	9,029	4,278	—	13,307

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended July 31, 2013 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(7,511)	$14,945	$845	$(15,790)	$(7,511)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
(Recovery of) provision for doubtful accounts, net	—	(259)	188	—	(71)
Share-based compensation expense	88	1,290	—	—	1,378
Gain on sale of equipment	—	(1,006)	(16)	—	(1,022)
Depreciation and amortization	—	28,226	2,327	(17)	30,536
Amortization of deferred financing costs	1,149	—	—	—	1,149
Deferred income taxes	(2,459)	1,861	(165)	—	(763)
Amortization of above market lease	—	(340)	—	—	(340)
Loss on extinguishment and modification of debt	2,999	—			2,999
Equity in net earnings of subsidiaries, net of taxes	14,945	845	—	(15,790)	—
Changes in assets and liabilities:
Accounts receivable	—	(622)	(3,181)	—	(3,803)
Inventories, net	—	352	(30)		322
Prepaid expenses and other current assets	(33)	(713)	(1,296)	—	(2,042)
Accounts payable and other liabilities	(4,172)	672	289	—	(3,211)
Net cash provided by (used in) operating activities	5,006	45,251	(1,039)	(31,597)	17,621
Investing activities
Purchases of property and equipment	—	(18,160)	(9,682)	(88)	(27,930)
Proceeds from sale of equipment	—	2,264	15	—	2,279
Net cash used in investing activities	—	(15,896)	(9,667)	(88)	(25,651)
Financing activities
Intercompany investments and loans	(2,619)	(40,706)	11,320	32,005	—
Repayment of long-term debt	(1,921)	—	—	—	(1,921)
Return of capital to BakerCorp International Holdings, Inc.	65	—	—	—	65
Payment of deferred financing costs	(531)	—	—	—	(531)
Net cash (used in) provided by financing activities	(5,006)	(40,706)	11,320	32,005	(2,387)
Effect of foreign currency translation on cash	—	(82)	450	(320)	48
Net (decrease) increase in cash and cash equivalents	—	(11,433)	1,064	—	(10,369)
Cash and cash equivalents, beginning of period	—	22,978	5,091	—	28,069
Cash and cash equivalents, end of period	$—	$11,545	$6,155	$—	$17,700

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis includes historical and forward-looking information that should be read in conjunction with the accompanying consolidated condensed financial statements included in this quarterly report and our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2014. The following tables show our selected consolidated historical financial data for the stated periods. The financial information presented may not be indicative of our future performance. The following discussion and analysis provides information we believe is relevant to assess and understand our consolidated results of operations and financial condition. The discussion includes the following:

•	Overview;

•	Results of Operations;

•	Liquidity and Capital Resources; and

•	Critical Accounting Policies, Estimates, and Judgments.

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

We serve customers in over 15 industries, including oil and gas, industrial and environmental services, refining, environmental remediation, construction, chemicals, transportation, power, and municipal works. During the six months ended July 31, 2014, no single customer accounted for more than 10% of our total revenue.

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

Geographic Operating Performance

Our branches and employees by reportable segment on July 31, 2014 and July 31, 2013 were the following:

	July 31, 2014	July 31, 2013	Change
Branches:
Number of branches-North American Segment	67	67	—
Number of branches-European Segment	11	9	2
Total branches	78	76	2
Employees:
Number of employees-North American Segment	908	874	34
Number of employees-European Segment	92	74	18
Total employees	1,000	948	52

Our operations are managed from our corporate headquarters, which is located in Seal Beach, California. The majority of our operations, resources, property, and equipment are located in North America, and predominantly in the United States. The United States and Canada comprise our North American segment. We had four branches in Canada on July 31, 2014. Our equipment has the capability to be utilized for multiple applications within North America. Within the U.S. and Canada we incentivize our local managers to maximize return on assets under their control and have provided systems to enable equipment and resource sharing. As a result, equipment in the U.S. and Canada is readily moved and shared by the local branch managers. The process of equipment and resource sharing within our reportable segments enables us to maximize our efficiency and respond to shifts in customer demand. On July 31, 2014, we had $330.4 million of net property and equipment located in North America.

We serve customers from our European segment from branches located in the Netherlands, Germany, France, the United Kingdom and Poland. Our European operations are headquartered in the Netherlands. Our equipment is transferred between European countries to serve customers as demand dictates. On July 31, 2014, we had $56.4 million of net property and equipment located in Europe.

Rental Revenue Metrics

We evaluate rental revenue, the largest portion of our revenue, utilizing the following metrics:

•
Rental Activity – The change in rental activity is measured by the impact of several items, including the utilization of rental equipment that we individually track, volume of rental revenue on bulk items not individually tracked (which includes primarily pipes, hoses, fittings, and shoring), and volume of re-rent revenue, resulting from the rental of equipment which we do not own.

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

Consolidated Condensed Statements of Operations (unaudited)

The following table presents our results for the three and six months ended July 31, 2014 and July 31, 2013:

(In thousands, except percentages)	Three Months Ended				Six Months Ended
	July 31, 2014		July 31, 2013		July 31, 2014		July 31, 2013
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Rental revenue	$66,143	79.8%	$61,820	78.1%	$129,145	79.6%	$120,104	78.5%
Sales revenue	5,653	6.8%	5,986	7.6%	11,813	7.3%	10,959	7.2%
Service revenue	11,150	13.4%	11,394	14.3%	21,357	13.1%	21,916	14.3%
Total revenue	82,946	100.0%	79,200	100.0%	162,315	100.0%	152,979	100.0%
Operating expenses:
Employee related expenses	27,993	33.7%	29,016	36.6%	54,663	33.7%	51,981	34.0%
Rental expenses	9,673	11.7%	9,523	12.0%	20,907	12.9%	18,311	12.0%
Repair and maintenance	3,645	4.4%	3,874	4.9%	7,295	4.5%	7,651	5.0%
Cost of goods sold	3,905	4.7%	3,311	4.2%	7,508	4.6%	6,258	4.1%
Facility expenses	6,894	8.3%	5,818	7.3%	13,494	8.3%	11,817	7.7%
Professional fees	1,005	1.2%	2,597	3.3%	2,608	1.6%	5,570	3.6%
Management fees	154	0.2%	153	0.2%	303	0.2%	306	0.2%
Other operating expenses	4,845	5.8%	4,083	5.2%	9,167	5.6%	7,683	5.0%
Depreciation and amortization	15,910	19.2%	15,289	19.3%	33,109	20.4%	30,536	20.0%
Gain on sale of equipment	(686)	(0.8)%	(619)	(0.8)%	(1,085)	(0.7)%	(1,022)	(0.7)%
Impairment of long-lived assets	—	—%	—	—%	1,273	0.8%	—	—%
Total operating expenses	73,338	88.4%	73,045	92.2%	149,242	91.9%	139,091	90.9%
Income from operations	9,608	11.6%	6,155	7.8%	13,073	8.1%	13,888	9.1%
Other expense:
Interest expense, net	10,686	12.9%	10,201	12.9%	21,210	13.1%	20,349	13.3%
Loss on extinguishment and modification of debt	—	—%	—	—%	—	—%	2,999	2.0%
Foreign currency exchange loss, net	(247)	(0.3)%	469	0.6%	(488)	(0.3)%	338	0.2%
Other expense, net	91	0.1%	—	—%	91	0.1%	—	—%
Total other expenses, net	10,530	12.7%	10,670	13.5%	20,813	12.9%	23,686	15.5%
Loss before income taxes	(922)	(1.1)%	(4,515)	(5.7)%	(7,740)	(4.8)%	(9,798)	(6.4)%
Income tax benefit	(2,106)	(2.5)%	(174)	(0.2)%	(4,565)	(2.8)%	(2,287)	(1.5)%
Net income (loss)	$1,184	1.4%	$(4,341)	(5.5)%	$(3,175)	(1.9)%	$(7,511)	(4.9)%

Non-U.S. GAAP Financial Measures

The following is a reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA for the three and six months ended July 31, 2014 and July 31, 2013:

(In thousands)	Three Months Ended		Six Months Ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Net income (loss)	$1,184	$(4,341)	$(3,175)	$(7,511)
Interest expense, net	10,686	10,201	21,210	20,349
Income tax benefit	(2,106)	(174)	(4,565)	(2,287)
Depreciation and amortization	15,910	15,289	33,109	30,536
EBITDA	$25,674	$20,975	$46,579	$41,087
Foreign currency exchange loss (gain), net	(247)	469	(488)	338
Loss on modification of debt	—	—	—	2,999
Acquisition and transaction costs	—	1,567	—	1,741
Financing related costs	33	34	78	1,230
Regulatory and SOX related costs	—	591	—	1,183
Severance related costs	166	2,565	595	2,565
Sponsor management fees	154	153	303	306
Share-based compensation expense	565	883	638	1,378
Impairment of long-lived assets	—	—	1,273	—
Other	384	716	766	922
Adjusted EBITDA (1)(2)(3)	$26,729	$27,953	$49,744	$53,749
Adjusted EBITDA margin (3)	32.2%	35.3%	30.6%	35.1%

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

Results of Operations

Three Months Ended-July 31, 2014 compared to July 31, 2013

Revenue

(In thousands, except Operating Data)	Three Months Ended
	July 31, 2014	July 31, 2013	$ Change	% Change
North America
Rental revenue	$57,633	$54,841	$2,792	5.1%
Sales revenue	5,651	5,980	(329)	(5.4)%
Service revenue	10,409	10,712	(303)	(2.7)%
Total North America revenue	73,693	71,533	2,160	3.0%
Europe
Rental revenue	8,510	6,979	1,531	21.9%
Sales revenue	2	6	(4)	(66.7)%
Service revenue	741	682	59	8.7%
Total European revenue	9,253	7,667	1,586	20.7%
Total Consolidated Revenue	$82,946	$79,200	$3,746	4.7%

Operating Data:
North America
Average utilization (1)	55.1%	54.6%	50bps
Average daily rental rate (2)	$33.83	$33.31	$0.52	1.6%
Average number of rental units	24,079	22,650	1,429	6.3%
Europe
Average utilization (1)	49.6%	63.4%	(1,380bps)
Average daily rental rate (2)	$114.26	$96.29	$17.97	18.7%
Average number of rental units	1,253	992	261	26.3%
Consolidated
Average utilization (1)	54.8%	55.0%	(20bps)
Average daily rental rate (2)	$37.45	$36.35	$1.10	3.0%
Average number of rental units	25,332	23,642	1,690	7.1%

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

Consolidated Revenue

Total revenue during the three months ended July 31, 2014 increased by $3.7 million, or 4.7%, compared to the three months ended July 31, 2013. Excluding oil and gas customers, consolidated revenue increased by $7.8 million, or 13.1%, during the three months ended July 31, 2014 compared to the three months ended July 31, 2013. The consolidated revenue increase, excluding oil and gas revenue, was due to increases in revenue related to our construction, environmental remediation customers, chemical, power, and terminal/pipeline. During the three months ended July 31, 2014, revenue from oil and gas customers decreased by $4.1 million, or 20.7%, compared to the three months ended July 31, 2013, due to  an oversupply of tanks in certain shale regions and lower drilling rig activity.

Revenue by reportable segment for three months ended July 31, 2014 is discussed in detail below.

North America

Our North American segment revenue increased $2.2 million, or 3.0%, as a result of the increase in rental revenue of $2.8 million. The increase in North American rental revenue was partially offset by decreases in service and sales revenue of $0.3 million and $0.3 million, respectively. The increase in total North America revenue is primarily due to increased revenue from construction, environmental, pipeline, chemical, and power industries by $7.7 million, or 29%. The increase was partially offset by lower revenue from oil and gas and municipal/industrial industries by $4.3 million, or 22.9%, and $1.2 million, or 9.3%, respectively. The decline in oil and gas revenue is due to the factors mentioned in our Consolidated Revenue discussion above.

Rental Revenue

Rental revenue increased by $2.8 million, or 5.1%, during the three months ended July 31, 2014 compared to the three months ended July 31, 2013. The increase in rental revenue was primarily attributed to the 1.6% increase in average daily rental rate, the increase in the average number of rental units by 6.3%, and a 50 basis point increase in average utilization. The increase in the average daily rental rate was positively impacted in part by mix as a higher portion of our rental revenue was driven by rental of equipment with higher rental rates. Our average number of rental units increased 1,429 units, or 6.3%, on July 31, 2014 from 22,650 units on July 31, 2013, as we incurred $12.0 million of capital expenditures in our North American Segment during the three months ended July 31, 2014. In addition to the above, re-rent revenue increased $0.3 million due to a slight increase in third-party rental equipment revenue. Additionally, the rental revenue increase was slightly attributed to average utilization, which increased 50 basis points.

Sales Revenue

Sales revenue decreased by $0.3 million, or 5.4%, during the three months ended July 31, 2014 compared to the three months ended July 31, 2013 primarily due to decreased sales of bulk items.

Service Revenue

Service revenue decreased by $0.3 million, or 2.7%, during the three months ended July 31, 2014 compared to the three months ended July 31, 2013. The decrease in service revenue was primarily driven by a decrease in the activity of our rental equipment fleet.

Europe

Total revenue from our European segment increased by $1.6 million, or 20.7%, during the three months ended July 31, 2014 compared to the three months ended July 31, 2013. The increase in European revenue was primarily due to increased revenues from environmental remediation customers and oil and gas customers. The increase in revenue is the result of branch expansion, further market penetration into existing markets, and growth in revenues from existing customers.

Rental Revenue

Rental revenue increased by $1.5 million, or 21.9%, during the three months ended July 31, 2014 compared to the three months ended July 31, 2013. The increase in rental revenue was primarily due to a 26.3% increase in the average number of rental units and an 18.7% increase in the average daily rate, partially offset by a decrease in utilization. Utilization decreased as a result of the increase in rental units and the initiation of comparatively less refinery maintenance projects during the quarter ended July 31, 2014. The available rental fleet increased by 261 units, from 992 units during the three months ended July 31, 2013, as we continue to invest capital to improve market penetration and support our branch expansion. Rental revenue from bulk items increased $0.5 million due primarily to higher demand for pipes, hoses, fittings, and other items. The above increase also included a $0.4 million favorable impact on revenue as a result of the Euro strengthening against the dollar.

Sales Revenue

Sales revenue during the three months ended July 31, 2014 decreased slightly compared to the three months ended July 31, 2013. As a result, sales revenue did not contribute significantly to the change in total European revenue.

Service Revenue

Service revenue for Europe increased slightly during the three months ended July 31, 2014 compared to the three months ended July 31, 2013. As a result, service revenue did not contribute significantly to the change in total European revenue.

Operating Expenses

Consolidated Operating Expenses

Total operating expenses during the three months ended July 31, 2014 increased by $0.3 million, or 0.4%, compared to the three months ended July 31, 2013. The increase was primarily attributable to our European segment, which increased operating expenses by $0.6 million, or 10.7%, compared to the three months ended July 31, 2013. This increase was partially offset by our North American segment which decreased operating expenses by $0.3 million, or 0.4%, which is discussed in detail below. The North American and European segments do not include an allocation of all inter-segment expenses.

North America

Total operating expenses during the three months ended July 31, 2014 were $67.5 million, a decrease of $0.3 million, or 0.4%, compared to the three months ended July 31, 2013. The decrease was primarily attributable to the following:

•
$1.5 million decrease in professional and legal fees as the result of the additional costs to amend the Credit Facility and consulting fees related to system implementation projects incurred during the three months ended July 31, 2013, which did not recur during the three months ended July 31, 2014.

•
$1.2 million decrease in employee related expenses primarily due to a $2.4 million decrease in severance payments, $1.5 decrease in bonus expenses, and $0.3 million decrease in stock based compensation. The decrease in severance expenses was driven by the former members of management that left the Company during the prior fiscal period. The decrease in bonus expense is attributable to our operating results, which were below our plan. The decrease was partially offset by a $1.6 million increase in payroll and payroll-related costs and $1.4 million increase in insurance expenses. The increase in payroll and payroll-related costs were primarily driven by an increase in headcount of 34 additional employees, or 3.9%, from 874 employees on July 31, 2013 to 908 employees on July 31, 2014. The increase in insurance expense was driven by increased premiums related to our new insurance carrier.

•	$0.3 million decrease in repair and maintenance expenses primarily due to the reduction of certain regulatory compliance costs.

•	$0.1 million increase in gains on the sale of equipment.

•
The above decreases were partially offset by a $1.0 million increase in facility expenses due to increased rent of $0.3 million, property tax of $0.2 million, data processing of $0.3 million, and various other expenses of $0.2 million during the three months ended July 31, 2014 compared to the three months ended July 31, 2013. The increase in rent was primarily attributed to increased rental rates for various branches. The increase in property tax expense was primarily due to an additional charge related to our property tax audit. The increase in data processing was primarily due to increased cost related to corporate initiatives to improve certain business processes.

•
$0.7 million increase in other operating expenses primarily due to increases of $0.5 million in advertising and travel expenses, $0.1 million of bad debt expenses, and $0.1 million of various other expenses. The increase in advertising expense was driven by increased costs related to trade shows and promotions. The increase in travel expenses was primarily due to increased travel costs related to the expansion of Canada and corporate initiatives.

•	$0.6 million increase in cost of goods sold primarily due to an increase of filtration equipment sales and fuel costs.

•	$0.4 million increase in depreciation expense as we increased our investment in rental fleet during the prior twelve months.

•	$0.1 million increase within rental expenses driven by the increases in rental revenue.

Europe

Operating expenses for the European segment during the three months ended July 31, 2014 were $5.9 million, an increase of $0.6 million, or 10.7%, compared to the three months ended July 31, 2013. This increase was primarily due to the following:

•	$0.2 million increase in employee related expenses. The headcount in Europe increased by 18 employees, or 24.3%, on July 31, 2014 to 92 employees from 74 employees on July 31, 2013.

•	Depreciation expense increased $0.3 million, as we increased our investment in rental fleet during the prior twelve months.

•	$0.1 million increase in facility expenses, primarily due to the expansion of our branch network.

 Other Expenses, Net

Consolidated

Other expenses, net during the three months ended July 31, 2014 decreased by $0.2 million, or 1.3%, to $10.5 million from $10.7 million during the three months ended July 31, 2013. The above decrease was primarily due to a $0.7 million increase in foreign currency exchange gains primarily driven by favorable changes in the British Pound Sterling and Mexican Peso. The above decrease was partially offset by an increase of $0.5 million in interest expense due to the $35 million incremental term loan as a result of the Second Amendment to the Credit Facility. Refer to Note 9, “Debt” of the notes to the consolidated condensed financial statements for further details. Additionally, we incurred a $0.1 million loss on the sale of our Mexican subsidiary.

Income Tax Benefit

Income tax benefit during the three months ended July 31, 2014 increased by $1.9 million, to a benefit of $2.1 million from a benefit of $0.2 million during the three months ended July 31, 2013. The tax benefit increase is primarily due to a change in the estimated forecast of pre-tax book income and loss for each respective jurisdiction and a discrete item primarily related to the future benefit of bad debt impairment recorded during the three months ended July 31, 2014.

Six Months Ended-July 31, 2014 compared to July 31, 2013

Revenue

(In thousands, except Operating Data)	Six Months Ended
	July 31, 2014	July 31, 2013	$ Change	% Change
North America
Rental revenue	$113,891	$107,583	$6,308	5.9%
Sales revenue	11,811	10,946	865	7.9%
Service revenue	19,967	20,596	(629)	(3.1)%
Total North America revenue	145,669	139,125	6,544	4.7%
Europe
Rental revenue	15,254	12,521	2,733	21.8%
Sales revenue	2	13	(11)	(84.6)%
Service revenue	1,390	1,320	70	5.3%
Total European revenue	16,646	13,854	2,792	20.2%
Total Consolidated Revenue	$162,315	$152,979	$9,336	6.1%

Operating Data:
North America
Average utilization (1)	54.8%	55.3%	(50bps)
Average daily rental rate (2)	$34.03	$33.24	$0.79	2.4%
Average number of rental units	23,870	22,575	1,295	5.7%
Europe
Average utilization (1)	44.8%	57.7%	(1,290bps)
Average daily rental rate (2)	$118.43	$97.99	$20.44	20.9%
Average number of rental units	1,242	950	292	30.7%
Consolidated
Average utilization (1)	54.3%	55.4%	(110bps)
Average daily rental rate (2)	$37.48	$35.96	$1.52	4.2%
Average number of rental units	25,112	23,525	1,587	6.7%

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

Consolidated Revenue

Total revenue during the six months ended July 31, 2014 increased by $9.3 million, or 6.1%, compared to the six months ended July 31, 2013. Excluding oil and gas customers, consolidated revenue increased by $15.6 million, or 13.6%, during the six months ended July 31, 2014 compared to the six months ended July 31, 2013. The consolidated revenue increase, excluding oil and gas revenue, was due to increases in revenue related to our construction, chemical, industrial, terminal/pipeline, power, and environmental remediation customers. During the six months ended July 31, 2014, revenue from oil and gas customers decreased by $6.3 million, or 16.2%, compared to the six months ended July 31, 2013, due to an oversupply of tanks in certain shale regions and lower drilling rig activity.

Revenue by reportable segment for six months ended July 31, 2014 is discussed in detail below.

North America

Our North American segment revenue increased $6.5 million, or 4.7%, as a result of the increase in rental and sales revenue of $6.3 million and $0.9 million, respectively. The increase in North American rental revenue was partially offset by a decrease in service revenue of $0.6 million. The increase in total North America revenue is primarily due to increased revenue from construction, pipeline, chemical, power, industrial, and environmental remediation customers by $13.7 million, or 19.4%, respectively. The increase was partially offset by lower revenue from oil and gas by $6.9 million, or 18.3%. The decline in oil and gas revenue is due to the factors mentioned in our Consolidated Revenue discussion above.

Rental Revenue

Rental revenue increased by $6.3 million, or 5.9%, during the six months ended July 31, 2014 compared to the six months ended July 31, 2013. The increase in rental revenue was primarily attributed to the 2.4% increase in average daily rental rate and the increase in the average number of rental units by 5.7%. The increase in the average daily rental rate was positively impacted in part by mix as a higher portion of our rental revenue was driven by the rental of equipment with higher rental rates. Our average number of rental units increased 1,295 units, or 5.7%, on July 31, 2014 from 22,575 units on July 31, 2013, as we incurred $19.4 million of capital expenditures in our North American Segment during the six months ended July 31, 2014. In addition to the above, re-rent revenue increased $1.7 million due to a slight increase in third-party rental equipment revenue. The above increases were partially offset by a 50 basis point decrease in average utilization.

Sales Revenue

Sales revenue increased by $0.9 million, or 7.9%, during the six months ended July 31, 2014 compared to the six months ended July 31, 2013 primarily due to increased sales of filtration media and pumps primarily during the first quarter. We have increased our inventory of pump parts, shortening the time to fill customer pump orders, resulting in additional pump revenue opportunities.

Service Revenue

Service revenue decreased by $0.6 million, or 3.1%, during the six months ended July 31, 2014 compared to the six months ended July 31, 2013. The decrease in service revenue was primarily driven by a decrease in the activity of our rental equipment fleet.

Europe

Total revenue from our European segment increased by $2.8 million, or 20.2%, during the six months ended July 31, 2014 compared to the six months ended July 31, 2013. The increase in European revenue was primarily due to increased revenues from environmental remediation customers of $1.3 million, or 69.1%, chemical and industrial services of $1.3 million, or 21.9%, and oil and gas customers of $0.6 million, or 66.5%. The increase in revenue is the result of branch expansion, further market penetration into existing markets, and growth in revenues from existing customers.

Rental Revenue

Rental revenue increased by $2.7 million, or 21.8%, during the six months ended July 31, 2014 compared to the six months ended July 31, 2013. The increase in rental revenue was primarily due to a 30.7% increase in the average number of rental units and a 20.9% increase in the average daily rate, partially offset by a decrease in utilization. Utilization decreased as a result of the increase in rental units and the initiation of comparatively less refinery maintenance projects during the six months ended July 31, 2014. The available rental fleet increased by 292 units, from 950 units on July 31, 2013, as we continue to invest capital to improve market penetration and support our branch expansion. Rental revenue from bulk items increased $0.9 million due primarily to higher demand for pipes, hoses, fittings, and other items. The above increase also included a $0.7 million favorable impact on revenue as a result of the Euro strengthening against the dollar.

Sales Revenue

Sales revenue during the six months ended July 31, 2014 decreased slightly, compared to the six months ended July 31, 2013. As a result, sales revenue did not contribute significantly to the change in total European revenue.

Service Revenue

Service revenue for Europe increased slightly during the six months ended July 31, 2014 compared to the six months ended July 31, 2013. As a result, service revenue did not contribute significantly to the change in total European revenue.

Operating Expenses

Consolidated Operating Expenses

Total operating expenses during the six months ended July 31, 2014 increased by $10.1 million, or 7.3%, compared to the six months ended July 31, 2013. The increase was primarily attributable to increased operating expenses of $8.4 million, or 6.5%, in North America, which is discussed in detail below. The increase in North American operating expenses was compounded by our European segment which increased operating expenses by $1.7 million, or 17.6%, compared to the six months ended July 31, 2013. The North American and European segments do not include an allocation of all inter-segment expenses.

North America

Total operating expenses during the six months ended July 31, 2014 were $137.7 million, an increase of $8.4 million, or 6.5%, compared to the six months ended July 31, 2013. The increase was primarily attributable to the following:

•	$2.5 million increase within rental expenses driven by the increases in rental revenue.

•
$2.0 million increase in employee related expenses primarily due to a $3.2 million increase in payroll and payroll-related costs and a $2.3 million increase in insurance expenses. The increase in payroll and payroll-related costs was primarily driven by an increase in headcount of 34 additional employees, or 3.9%, from 874 employees on July 31, 2013 to 908 employees on July 31, 2014. The increase in insurance expense was driven by increased premiums related to our new insurance carrier. The increase was partially offset by $2.0 million decrease in severance expenses, $0.9 million decrease in bonus expenses, and $0.7 million decrease in stock-based compensation expense. The decrease in severance expenses was a result of former members of management that left the Company during the prior fiscal period. The decrease in bonus expense is the result of our operating results, which were below plan. The decrease in stock-based compensation was driven by a $0.5 million credit related to the remeasurement of our stock options accounted for as liability awards.

•	$2.0 million increase in depreciation expense as we increased our investment in rental fleet during the prior twelve months.

•
$1.5 million increase in facility expenses due to increases of $0.6 million in rent expense, $0.6 million of data processing expense, and property tax expense of $0.3 million during the six months ended July 31, 2014 compared to the six months ended July 31, 2013. The increase in rent was primarily attributed to increased rental rates for various branches. The increase in data processing was primarily due to increased cost related to corporate initiatives to improve certain business processes. The increase in property tax expense was primarily due to an additional charge related to our property tax audit.

•
$1.4 million increase in other operating expenses due to increases of $0.4 million in bad debt expense, $0.4 million of insurance and travel expenses, $0.4 of advertising expenses, and $0.2 million of various other expenses. Bad debt expense was $0.2 million compared to a recovery of doubtful accounts of $0.2 million during the prior year due to better than expected collection of receivables during the six months ended July 31, 2013. The increase in insurance expense was driven by increased premiums related to our new insurance carrier. The increase in advertising expense was due to increased costs related to trade shows and promotions. The increase in travel expenses was primarily due to increased travel costs related to the expansion of Canada and corporate initiatives.

•	$1.2 million increase in cost of goods sold, which corresponds to the increase in sales revenue of relatively lower margin items, and increased fuel costs.

•	$1.3 million increase as a result of impairment of long-lived assets for our wholly owned subsidiary in Mexico.

•
Partially offsetting the increases above was a $2.9 million decrease in professional and legal fees due to the additional costs to amend the Credit Facility and consulting fees related to system implementation projects incurred during the three months ended July 31, 2013, which did not recur during the three months ended July 31, 2014,

•	$0.3 million increase in gains on the sale of equipment.

•	$0.3 million decrease in repair and maintenance expenses primarily due to the reduction of certain regulatory compliance costs.

Europe

Operating expenses for the European segment during the six months ended July 31, 2014 were $11.6 million, an increase of $1.7 million, or 17.6%, compared to the six months ended July 31, 2013. This increase was primarily due to the following:

•	$0.6 million increase in employee related expenses. The headcount in Europe increased by 18 employees, or 24.3%, on July 31, 2014 to 92 employees from 74 employees on July 31, 2013.

•	Depreciation expense increased $0.6 million, as we increased our investment in rental fleet during the prior twelve months.

•	$0.3 million increase in loss on the sale of equipment.

•	$0.2 million increase in facility expenses, primarily due to the expansion of our branch network.

•	Rental expenses increased $0.1 million driven by the increase in rental revenue.

 Other Expenses, Net

Consolidated

Other expenses, net during the six months ended July 31, 2014 decreased by $2.9 million, or 12.1%, to $20.8 million from $23.7 million during the six months ended July 31, 2013. This decrease was mainly due to a $3.0 million loss on the extinguishment and modification of debt recorded during the six months ended July 31, 2013 related to the amended Credit Facility. The above decrease was partially offset by an increase of $0.9 million in interest expense due to the $35 million incremental term loan as a result of the Second Amendment to the Credit Facility. Refer to Note 9, “Debt” of the notes to the consolidated condensed financial statements for further details. In addition to the above, foreign currency exchange gains increased by $0.8 million primarily driven by favorable changes in the British Pound Sterling and Mexican Peso.

Income Tax Benefit

Income tax benefit during the six months ended July 31, 2014 increased by $2.3 million, to a benefit of $4.6 million from a benefit of $2.3 million during the six months ended July 31, 2013. The tax benefit increase is primarily due to a change in the estimated forecast of pre-tax book income and loss for each respective jurisdiction and a discrete item primarily related to future benefit of bad debt impairment recorded during the three months ended July 31, 2014.

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

On July 31, 2014 and January 31, 2014, our cash and cash equivalents by geography were the following:

(In thousands)	July 31, 2014	January 31, 2014	$ Change	% Change
United States	$9,029	$20,930	$(11,901)	(56.9)%
Europe	3,743	3,041	702	23.1%
Mexico	—	419	(419)	(100.0)%
Canada	535	1,146	(611)	(53.3)%
Total cash and cash equivalents	$13,307	$25,536	$(12,229)	(47.9)%

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

Our business requires ongoing investment in equipment to maintain the size of our rental fleet. Most of our assets, if properly maintained, may generate a level of revenue similar to new assets of the same type over the assets useful lives. There is not a well-defined secondary or resale market for the majority of our assets; therefore, we rent our assets for as long as they may safely be employed to meet our customers’ needs. We invest capital in additional equipment with the expectation of generating revenue on that investment within a relatively short period of time.

We invest in new equipment for several reasons, including:

•	to expand our fleet of current product lines within markets where we already operate;

•	to enter new geographic regions;

•	to add additional product offerings in response to customer or market demands; and

•	to replace equipment that has been retired because it is no longer functional.

We have not made long-term commitments to purchase equipment. Additionally, the period of time between when we place an order for equipment and when we begin to receive it is typically two to four months. This ordering process enables us to quickly reduce our capital spending during periods of economic slowdown. During periods of expansion, we fund our investments in equipment utilizing our cash flow from operations or borrowings. Management believes our cash flow from operations and the Credit Facility will be sufficient to fund our current operating needs and capital expenditures for at least the next 12 months.

Debt

On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility ($45.0 million available on July 31, 2014) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”). On February 7, 2013, we entered into the First Amendment to our Credit Facility, to refinance our Credit Facility (as discussed below). On November 13, 2013, we entered into the Second Amendment to the Credit Facility. Pursuant to the Second Amendment, the Company borrowed $35.0 million of incremental term loans (the “Incremental Term Loans”), which may be used for general corporate purposes, including to finance permitted acquisitions. The terms applicable to the Incremental Term Loans are the same as those applicable to the Senior Term Loans under the Credit Agreement.

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

The Credit Facility issued in June 2011 and amended in February 2013 and November 2013 places certain limitations on our (and all of our U.S. subsidiaries) ability to incur additional indebtedness, pay dividends or make other distributions, repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, utilize assets as security in other transactions, and sell certain assets or merge with or into other companies. In addition, under the Credit Facility agreement, we may be required to satisfy and maintain a total leverage ratio if there is an outstanding balance on the revolving loan of 25% or more of the committed amount on any quarter end. The total leverage ratio is calculated as our net debt (total debt less cash and cash equivalents) divided by our trailing twelve month adjusted EBITDA.

Fiscal Quarter Ratio for each future quarter ending:

October 2014	7.00:1.00
January 2015	6.50:1.00
April 2015	6.50:1.00
July 2015	6.50:1.00
October 2015	6.50:1.00
Thereafter	6.00:1.00

On July 31, 2014, we did not have an outstanding balance on the revolving loan; therefore, on July 31, 2014, we were not subject to a leverage test. Additionally, on July 31, 2014, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

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

Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. We amortized $0.7 million and $0.6 million of deferred financing costs during three months ended July 31, 2014 and July 31, 2013, respectively, and $1.3 million and $1.1 million during the six months ended July 31, 2014 and July 31, 2013, respectively.

Senior Unsecured Notes due 2019

On June 1, 2011, we issued $240.0 million of fixed rate 8.25% senior unsecured notes due June 1, 2019. We may redeem all or any portion of the Notes at the redemption prices set forth in the applicable indenture, plus accrued and unpaid interest. Upon a change of control, we are required to make an offer to redeem all of the Notes from the holders at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of the repurchase. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our direct and indirect existing and future wholly-owned domestic restricted subsidiaries.

Interest and Fees

Interest and fees related to our Credit Facility and the Notes were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Credit Facility interest and fees (weighted average interest rate of 4.25% and 4.25%, respectively, and 4.25% and 4.28%, respectively) (1)	$3,421	$4,532	$8,203	$9,025
Notes interest and fees (2)	6,737	5,198	11,952	10,391
Total interest and fees	$10,158	$9,730	$20,155	$19,416

(1)	Interest on the Amended Senior Term Loan is payable quarterly based upon an interest rate of 4.25%.

(2)	Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt

On July 31, 2014, the schedule of minimum required principal payments relating to the Amended Senior Term Loan and the Notes for each of the twelve months ending January 31 are due according to the table below:

(In thousands)	Principal Payments on Debt
Remainder of the fiscal year ending January 31, 2015	$2,081
2016	4,163
2017	4,163
2018	4,163
2019	4,163
Thereafter	634,414
Total	$653,147

Sources and Uses of Cash

Our sources and uses of cash for selected line items in our consolidated condensed statement of cash flows were as follows:

	Six Months Ended
(In thousands)	July 31, 2014	July 31, 2013	$ Change

Net loss	$(3,175)	$(7,511)	$4,336
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts, net	93	(71)	164
Share-based compensation expense	638	1,378	(740)
Loss on sale of subsidiary	99	—	99
Gain on sale of equipment	(1,085)	(1,022)	(63)
Depreciation and amortization	33,109	30,536	2,573
Amortization of deferred financing costs	1,281	1,149	132
Deferred income taxes	(3,722)	(763)	(2,959)
Amortization of above-market lease	(346)	(340)	(6)
Loss on extinguishment and modification of debt	—	2,999	(2,999)
Impairment of long-lived assets	1,273	—	1,273
Changes in assets and liabilities:
Accounts receivable	(4,969)	(3,803)	(1,166)
Inventories, net	(1,806)	322	(2,128)
Prepaid expenses and other assets	(672)	(2,042)	1,370
Accounts payable and other liabilities	(10,615)	(3,211)	(7,404)
Cash provided by operating activities	$10,103	$17,621	$(7,518)
Cash used in investing activities	(18,654)	(25,651)	6,997
Cash used in financing activities	(3,120)	(2,387)	(733)
Effect of foreign currency translation on cash	(558)	48	(606)
Net decrease in cash and cash equivalents	$(12,229)	$(10,369)	$(1,860)

Cash Provided by Operating Activities

Cash flow from operations during the six months ended July 31, 2014 totaled $10.1 million, a decrease of $7.5 million compared to the six months ended July 31, 2013. This decrease was primarily related to the following:

•
The change in accounts payable and other liabilities resulted in a $7.4 million decrease to cash provided by operating activities which was primarily due to reduced capital expenditures compared to the prior fiscal period.

•
The loss on extinguishment and modification of debt resulted in a $3.0 million decrease to cash provided by operating activities as a result of the amended Credit Facility during the six months ended July 31, 2013. Refer to Note 9, “Debt” of the notes to the consolidated condensed financial statements for further details.

•
The change in accounts receivable resulted in a $1.2 million decrease to cash provided by operating activities primarily as a result of the increase in total revenue of 6.1% compared to the six months ended July 31, 2013. Our days-sales-outstanding during the three months ended July 31, 2014, and July 31, 2013, was 75.8 and 75.3, respectively.

•
The change in inventories resulted in a $2.1 million decrease to cash provided by operating activities as total inventories increased 31.4% compared to the six months ended July 31, 2014, primarily as a result of our acquisition of Kaselco during the fourth quarter of fiscal year 2014.

The decreases above were partially offset by the following:

•	Net loss decreased $4.3 million, from a net loss of $7.5 million during the six months ended July 31, 2013 to a net loss of $3.2 million during the six months ended July 31, 2014.

•	The change in depreciation and amortization resulted in a $2.6 million increase, primarily due to asset purchases during the six months ended July 31, 2014.

•
The change in prepaid expenses and other current assets resulted in a $1.4 million increase to cash provided by operating activities primarily as a result of lower prepaid insurance and vendor deposits.

•
The change in impairment of long-lived assets resulted in a $1.3 million increase to cash provided by operating activities primarily as a result of impairment charges for our wholly owned subsidiary in Mexico.

Cash Used In Investing Activities

Cash used in investing activities consists of cash used to purchase property and equipment, partially offset by proceeds from the sale of equipment from our rental fleet. Purchases of property and equipment totaled $20.3 million and $27.9 million during the six months ended July 31, 2014 and July 31, 2013, respectively. Proceeds from equipment sales totaled $1.5 million and $2.3 million during the six months ended July 31, 2014 and July 31, 2013, respectively. We will continue to monitor our capital expenditures to support our branch expansion and to address demand in our key markets.

Cash Used In Financing Activities

Cash used in financing activities during the six months ended July 31, 2014 decreased $0.7 million compared to the six months ended July 31, 2013. This decrease was primarily due to a $1.0 million return of capital from BakerCorp International Holdings, Inc. for stock options exercised and an increase of $0.2 million in repayments on long-term debt for our Credit Facility, offset by a reduction of $0.5 million in payments for deferred financing fees. During the six months ended July 31, 2013, cash used in financing activities was impacted by $0.5 million of professional fees that were included as deferred financing costs as a result of the amended Credit Facility. Refer to Note 9, “Debt” of the notes to the consolidated condensed financial statements for further information.

Effect of Exchange Rate Changes on Cash

The effect of foreign currency translation on cash resulted in a $0.6 million decrease to cash and cash equivalents during the six months ended July 31, 2014.

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

On July 31, 2014, there were seven swap agreements with a total notional amount of $221.0 million outstanding, six with a five-year term and a notional value totaling $150.0 million with a fixed rate of 2.3%, and one with a three-year term and a notional amount totaling $71.0 million with a fixed rate of 1.6%, which will be reduced to $64.0 million on July 31, 2015, before it terminates on July 29, 2016. On July 31, 2014 and January 31, 2014, the liability recorded related to interest rate swaps was $3.2 million and $4.0 million, respectively, with no unrealized gain or loss recorded in the consolidated condensed statements of operations for the ineffective portion of the change in fair value of the interest rate swap agreements.

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

Off-Balance Sheet Arrangements

On July 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three months ended July 31, 2014 to the items that we disclosed as our critical accounting policies, estimates, and judgments included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

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

•	Changes in the many laws and regulations to which we are subject in the United States, Europe and Canada, or our failure to comply with them, could materially adversely affect our business.

•	We have operations outside the United States. As a result, we may incur losses from currency fluctuations.

•	Turnover of our management and our ability to attract and retain other key personnel may affect our ability to efficiently manage our business and execute our strategy.

•	If our employees should unionize, this could impact our costs and ability to administer our business.

•	We are exposed to a variety of claims relating to our business, and our insurance may not fully cover them.

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

Item 4. Controls and Procedures

The Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2014. There have been no changes in our internal control over financial reporting during the three and six months ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BAKERCORP INTERNATIONAL, INC.

Date:	September 12, 2014	By:	/s/ Robert Craycraft
Robert Craycraft
President and Chief Executive Officer

		By:	/s/ Raymond Aronoff
Raymond Aronoff
Chief Financial Officer/Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document