Form 10-Q
period 2014-10-31
BakerCorp International, Inc.
filed 2014-12-15
CIK 1550377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
 FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission File Number: 333-181780
 ___________________________________________________
BAKERCORP INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
___________________________________________________

Delaware	13-4315148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7800 N. Dallas Parkway, Suite 500, Plano, Texas	75024
(Address of principal executive offices)	(Zip Code)

(888) 882-4895
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no public market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, par value $0.01 per share, outstanding on December 5, 2014.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BakerCorp International, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	October 31, 2014	January 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,801	$25,536
Accounts receivable, less allowance for doubtful accounts of $2,999 and $2,610 on October 31, 2014 and January 31, 2014, respectively	75,270	65,142
Inventories, net	7,691	5,748
Prepaid expenses and other current assets	4,763	5,395
Deferred tax assets	8,502	6,633
Total current assets	116,027	108,454
Property and equipment, net	377,043	393,142
Goodwill	315,474	320,069
Other intangible assets, net	436,966	451,402
Deferred financing costs, net	689	846
Other long-term assets	547	593
Total assets	$1,246,746	$1,274,506
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$19,518	$27,808
Accrued expenses	25,214	24,366
Current portion of long-term debt (net of deferred financing costs of $2,508 and $2,406 on October 31, 2014 and January 31, 2014, respectively)	1,654	1,757
Total current liabilities	46,386	53,931
Long-term debt, net of current portion (net of deferred financing costs of $9,652 and $11,543 on October 31, 2014 and January 31, 2014, respectively)	638,292	639,522
Deferred tax liabilities	193,870	196,828
Fair value of interest rate swap liabilities	3,064	4,008
Share-based compensation liability	3,476	2,974
Other long-term liabilities	2,082	3,487
Total liabilities	887,170	900,750
Commitments and contingencies
Shareholder’s equity:
Common stock, $0.01 par value; 100,000 shares authorized; 100 shares issued and outstanding on October 31, 2014 and January 31, 2014	—	—
Additional paid-in capital	390,626	390,628
Accumulated other comprehensive loss	(21,361)	(10,708)
Accumulated retained deficit	(9,689)	(6,164)
Total shareholder’s equity	359,576	373,756
Total liabilities and shareholder’s equity	$1,246,746	$1,274,506

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations (unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Revenue:
Rental revenue	$70,791	$66,122	$199,936	$186,226
Sales revenue	6,333	4,831	18,146	15,790
Service revenue	11,713	11,435	33,070	33,351
Total revenue	88,837	82,388	251,152	235,367
Operating expenses:
Employee related expenses	28,402	27,389	83,065	79,370
Rental expenses	11,679	9,565	32,586	27,876
Repair and maintenance	3,276	4,105	10,571	11,756
Cost of goods sold	3,674	2,898	11,182	9,156
Facility expenses	7,319	6,443	20,813	18,260
Professional fees	1,063	1,576	3,671	7,146
Management fees	162	160	465	466
Other operating expenses	5,525	5,399	14,692	13,082
Depreciation and amortization	16,717	15,725	49,826	46,261
Gain on sale of equipment	(1,102)	(359)	(2,187)	(1,381)
Impairment of long-lived assets	2,091	—	3,364	—
Total operating expenses	78,806	72,901	228,048	211,992
Income from operations	10,031	9,487	23,104	23,375
Other expenses:
Interest expense, net	10,598	10,298	31,808	30,647
Loss on extinguishment and modification of debt	—	—	—	2,999
Foreign currency exchange loss (gain), net	394	36	(94)	374
Other (income) expense, net	(7)	—	84	—
Total other expenses, net	10,985	10,334	31,798	34,020
Income (loss) before income tax benefit	(954)	(847)	(8,694)	(10,645)
Income tax benefit	(604)	(16)	(5,169)	(2,303)
Net loss	$(350)	$(831)	$(3,525)	$(8,342)

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Income (Loss) (unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Net loss	$(350)	$(831)	$(3,525)	$(8,342)
Other comprehensive (loss) income, net of tax
Unrealized gain (loss) on interest rate swap agreements, net of tax expense (benefit) of $64, $(58), $353, and $328, respectively	101	(97)	591	526
Change in foreign currency translation adjustments	(9,959)	3,251	(11,244)	121
Other comprehensive (loss) income	(9,858)	3,154	(10,653)	647
Total comprehensive (loss) income	$(10,208)	$2,323	$(14,178)	$(7,695)

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended
	October 31, 2014	October 31, 2013
Operating activities
Net loss	$(3,525)	$(8,342)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts, net	686	596
Share-based compensation expense	2,218	1,905
Loss on sale of subsidiary	99	—
Gain on sale of equipment	(2,187)	(1,381)
Depreciation and amortization	49,826	46,261
Amortization of deferred financing costs	1,942	1,754
Deferred income taxes	(4,464)	(1,205)
Amortization of above-market lease	(522)	(513)
Loss on extinguishment and modification of debt	—	2,999
Impairment of long-lived assets	3,364	—
Changes in assets and liabilities:
Accounts receivable	(11,768)	(8,425)
Inventories, net	(1,943)	(1,215)
Prepaid expenses and other assets	557	(2,042)
Accounts payable and other liabilities	(7,967)	1,843
Net cash provided by operating activities	26,316	32,235
Investing activities
Purchases of property and equipment	(29,769)	(44,021)
Proceeds from sale of equipment	3,063	2,972
Proceeds from sale of subsidiary	100	—
Net cash used in investing activities	(26,606)	(41,049)
Financing activities
Repayment of long-term debt	(3,122)	(2,881)
(Return of capital to) contributions from BakerCorp International Holdings, Inc.	(1,717)	65
Payment of deferred financing costs	—	(531)
Net cash used in financing activities	(4,839)	(3,347)
Effect of foreign currency translation on cash	(606)	167
Net decrease in cash and cash equivalents	(5,735)	(11,994)
Cash and cash equivalents, beginning of period	25,536	28,069
Cash and cash equivalents, end of period	$19,801	$16,075

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$24,989	$23,965
Income taxes	$1,004	$2,266
Non-cash operating and financing activities:
Return of capital to BakerCorp International Holdings, Inc. related to a settlement of options for shares of common stock in BakerCorp International Holdings Inc.	$—	$(4,511)

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements (unaudited)

Note 1. Organization, Description of Business, and Basis of Presentation

We are a provider of liquid and solid containment solutions, operating within a specialty sector of the broader industrial services industry. Our revenue is generated by providing rental equipment, customized solutions, and a comprehensive suite of services to our customers. We provide a wide variety of steel and polyethylene temporary storage tanks, roll-off containers, pumps, filtration, pipes, hoses and fittings, shoring, and related products to a broad range of customers for a number of applications. Tank and roll-off container applications include the storage of water, chemicals, waste streams, and solid waste. Pump applications include the pumping of groundwater, municipal waste, and other fluids. Filtration applications include the separation of various solids from liquids. We have branches within 27 states in the United States as well as branches in the Netherlands, Germany, France, Canada, the United Kingdom and Poland. For reporting purposes, a branch is defined as a location with at least one employee. As used herein, the terms “Company,” “we,” “us,” and “our” refer to BakerCorp International, Inc. and its subsidiaries, unless the context indicates to the contrary.

Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended January 31, 2014, included in our 2014 Annual Report on Form 10-K filed with the SEC on April 16, 2014, referred to as our 2014 Annual Report. Certain prior-period amounts have been reclassified to conform to the current financial presentation.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three and nine months ended October 31, 2014, are not necessarily indicative of the results to be expected for future quarters or the full year.

Principles of Consolidation

The consolidated condensed financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions with our subsidiaries have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make a number of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, judgments, and assumptions, including those related to revenue recognition, allowances for doubtful accounts, warranties, inventory valuation, customer rebates, sales allowance, medical insurance claims, litigation accruals, impairment of long-lived assets, intangible assets and goodwill, income taxes, share-based compensation expense and liability, and derivatives. Our estimates, judgments, and assumptions are based on historical experience, future expectations, and other factors which we believe to be reasonable. Actual results may differ from our expectations. Based on our evaluation, our estimates, judgments, and assumptions may be adjusted as more information becomes available. Any adjustment may be material.

Note 2. Accounting Pronouncements

Recently Adopted Accounting Pronouncements

During April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)-Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 improves the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under current U.S. GAAP, many disposals, some of which may be routine in nature and not a change in an entity’s strategy, are reported in discontinued operations. The amendments in this Update require expanded disclosures for discontinued operations that should provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations. The updated disclosure should provide users with information about the financial effects of significant disposals that do not qualify for discontinued operations reporting. The amendments in this Update also require an entity to disclose the pretax profit or loss (or change in net assets for a not-for-profit entity) of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in this update are effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. During the three months ended July 31, 2014, we elected to early adopt this update to account for the sale of our wholly owned Mexican subsidiary and recorded a $0.1 million loss on the sale of a subsidiary for our North American segment within the other expenses caption in our consolidated condensed statement of operations (See Note 16, “Loss on the Sale of a Subsidiary”).

During July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction, does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is intended to improve the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update were effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this update did not have a significant impact on our consolidated financial statements.

During March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (“ASU 2013-05”). The objective of ASU 2013-05 is to resolve the diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The amendments in this ASU were effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The adoption of this update did not have a significant impact on our consolidated financial statements.

During February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.” ASU No. 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this update were effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this update did not have a significant impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

During August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40)-Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.” The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We do not believe the adoption of this update will have a significant impact to our consolidated financial statements.

During June 2014, the FASB issued ASU No. 2014-12, “Compensation-Stock Compensation (Topic 718).” ASU No. 2014-12 will require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. An entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The update is effective for all entities for annual periods beginning after December 15, 2015 and interim periods within those annual periods. The update should be applied on a prospective basis to awards that are granted or modified on or after the effective date. Entities also have the option to apply the amendments on a modified retrospective basis for performance targets outstanding on or after the beginning of the first annual period presented as of the adoption date. We do not believe the adoption of this update will have a significant impact to our consolidated financial statements.

During May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 will require companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires companies to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. The update allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements. A decision about which method to use will affect a company’s implementation plans. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. This means that calendar year-end public entities will apply the new standard in the quarter ended March 31, 2017. Early adoption is not permitted under U.S. GAAP, but nonpublic companies may adopt the new standard as of the public entity effective date. We are currently assessing the impact the adoption of this update will have on our consolidated financial statements.

Note 3. Changes in Accumulated Other Comprehensive Loss

The following table includes the components of accumulated other comprehensive loss, net of tax, for the three months ended October 31, 2014:

(In thousands)	Unrealized Loss on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Beginning balance on July 31, 2014	$(1,971)	$(9,532)	$(11,503)
Other comprehensive income (loss) before reclassifications	101	(9,959)	(9,858)
Net other comprehensive income (loss)	101	(9,959)	(9,858)
Balance on October 31, 2014	$(1,870)	$(19,491)	$(21,361)

(1)	Unrealized loss on interest rate swap agreements is net of tax expense of $64 for the three months ended October 31, 2014.

The following table includes the components of accumulated other comprehensive loss, net of tax, for the three months ended October 31, 2013:

(In thousands)	Unrealized Loss on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Beginning balance on July 31, 2013	$(2,642)	$(10,245)	$(12,887)
Other comprehensive (loss) income before reclassifications	(97)	3,251	3,154
Net other comprehensive (loss) income	(97)	3,251	3,154
Balance on October 31, 2013	$(2,739)	$(6,994)	$(9,733)

(1)	Unrealized loss on interest rate swap agreements is net of tax benefit of $58 for the three months ended October 31, 2013.

The following table includes the components of accumulated other comprehensive loss, net of tax, for the nine months ended October 31, 2014:

(In thousands)	Unrealized Loss on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Beginning balance on January 31, 2014	$(2,461)	$(8,247)	$(10,708)
Other comprehensive income (loss) before reclassifications	591	(11,244)	(10,653)
Net other comprehensive income (loss)	591	(11,244)	(10,653)
Balance on October 31, 2014	$(1,870)	$(19,491)	$(21,361)

(1)	Unrealized loss on interest rate swap agreements is net of tax expense of $0.4 million for the nine months ended October 31, 2014.

The following table includes the components of accumulated other comprehensive loss, net of tax, for the nine months ended October 31, 2013:

(In thousands)	Unrealized Loss on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Beginning balance on January 31, 2013	$(3,265)	$(7,115)	$(10,380)
Other comprehensive income before reclassifications	526	121	647
Net other comprehensive income	526	121	647
Balance on October 31, 2013	$(2,739)	$(6,994)	$(9,733)

(1)	Unrealized loss on interest rate swap agreements is net of tax expense of $0.3 million for the nine months ended October 31, 2013.

Note 4. Inventories, Net

Our inventories are composed of finished goods that we purchase and hold for resale, work-in-process comprised of partially assembled pumps and filtration equipment, and components utilized in the assembly process. Inventories are valued at the lower of cost or market value. The cost is determined using the average cost method for purchased finished goods held for resale and first-in first-out for assembled pumps, filtration units, and components. We write down our inventories for the estimated difference between cost and market value based upon our best estimates of market conditions. We carry inventories in amounts necessary to satisfy our customers’ inventory requirements on a timely basis. We continually monitor our inventory status to control inventory levels and write down any excess or obsolete inventories on hand.

Inventories, net consisted of the following on October 31, 2014, and January 31, 2014:

(In thousands)	October 31, 2014	January 31, 2014
Finished goods	$2,749	$3,020
Work-in-process	2,239	994
Components	3,218	2,265
Less: inventory reserve	(515)	(531)
Inventories, net	$7,691	$5,748

Note 5. Property and Equipment, Net

Property and equipment, net consisted of the following on October 31, 2014:

(In thousands)	Book Value	Accumulated Depreciation	Net Carrying Value
Assets held for rent:
Secondary containment	$4,670	$(3,083)	$1,587
Boxes	26,463	(10,029)	16,434
Filtration	9,805	(3,849)	5,956
Generators and light towers	287	(216)	71
Pipes, hoses and fittings	18,804	(14,804)	4,000
Non-steel containment	6,121	(1,636)	4,485
Pumps	51,651	(23,529)	28,122
Shoring	4,077	(2,502)	1,575
Steel containment	337,340	(57,534)	279,806
Tank trailers	1,881	(1,251)	630
Construction in progress	7,806	—	7,806
Total assets held for rent	$468,905	$(118,433)	$350,472
Assets held for use:
Leasehold improvements	2,977	(1,665)	1,312
Machinery and equipment	35,036	(19,567)	15,469
Office furniture and equipment	5,355	(3,416)	1,939
Software	6,649	(2,821)	3,828
Construction in progress	4,023	—	4,023
Total assets held for use	54,040	(27,469)	26,571
Total	$522,945	$(145,902)	$377,043

Property and equipment, net consisted of the following on January 31, 2014:

(In thousands)	Book Value	Accumulated Depreciation	Net Carrying Value
Assets held for rent:
Secondary containment	$3,924	$(2,437)	$1,487
Boxes	24,603	(8,282)	16,321
Filtration	8,678	(2,971)	5,707
Generators and light towers	254	(174)	80
Pipes, hoses and fittings	17,269	(12,733)	4,536
Non-steel containment	4,786	(1,231)	3,555
Pumps	48,208	(18,205)	30,003
Shoring	3,059	(1,491)	1,568
Steel containment	330,122	(42,888)	287,234
Tank trailers	1,887	(1,015)	872
Construction in progress	13,566	—	13,566
Total assets held for rent	$456,356	$(91,427)	$364,929
Assets held for use:
Leasehold improvements	2,853	(1,194)	1,659
Machinery and equipment	32,894	(16,370)	16,524
Office furniture and equipment	5,016	(2,694)	2,322
Software	6,639	(1,535)	5,104
Construction in progress	2,604	—	2,604
Total assets held for use	50,006	(21,793)	28,213
Total	$506,362	$(113,220)	$393,142

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related carrying value of the asset to its estimated fair value.

During the three months ended October 31, 2014, we determined that the decline in the estimated fair value of our stock was a potential indicator of impairment of our long-lived assets. As a result, we assessed our long-lived assets for impairment. We determined that the $2.1 million net book value of certain assets exceeded their estimated fair value of $0.0 million. The fair value was determined utilizing the discounted cash flow method income approach (a non-recurring Level 3 fair value measurement). Consequently, we recorded an impairment charge of $2.1 million in our North American segment, which represents the excess of the net book value of the assets and their fair value.

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

Depreciation expense for the three months ended October 31, 2014 and October 31, 2013 was $12.6 million and $11.7 million, respectively. Depreciation expense for the nine months ended October 31, 2014 and October 31, 2013 was $37.5 million and $34.1 million, respectively.

Note 6. Goodwill and Other Intangible Assets, Net

Goodwill

Goodwill by reportable segment and reporting units on October 31, 2014 and January 31, 2014 and the changes in the carrying amount of goodwill during the nine months ended October 31, 2014 were the following:

(In thousands)	North America	Europe	Total
Balance on January 31, 2014	$257,051	$63,018	$320,069
Adjustments (1)	—	(4,595)	(4,595)
Balance on October 31, 2014	$257,051	$58,423	$315,474

(1)	The adjustments to goodwill were the result of fluctuations in foreign currency exchange rates used to translate the balance into U.S. dollars.

We evaluate the carrying value of goodwill annually during the fourth quarter of each fiscal year and more frequently if we believe indicators of impairment exist. In evaluating goodwill, a two-step goodwill impairment test is applied to each reporting unit.

In the first step of the impairment test, we compare the estimated fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. We estimate the fair value of our reporting units based on income and market approaches. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured (the second step).
During the three months ended October 31, 2014, we determined that the decline in the estimated fair value of our stock was a potential indicator of impairment of goodwill. We decided that this indicator was sufficient to perform an interim impairment analysis of goodwill. Based on the results of the analysis, we concluded that for each reporting unit, the carrying amount did not exceed its fair value. Therefore, goodwill for each reporting unit was not considered to be impaired as of October 31, 2014, and the second step of the goodwill impairment test was not considered necessary.

Other Intangible Assets, Net

The components of other intangible assets, net on October 31, 2014 and January 31, 2014 were the following:

	October 31, 2014			January 31, 2014
(In thousands)	Gross (1)	Accumulated Amortization	Net	Gross (1)	Accumulated Amortization	Net
Carrying amount:
Customer relationships (25 years)	$403,396	$(55,131)	$348,265	$404,981	$(43,198)	$361,783
Customer backlog (1 year)	200	(82)	118	200	(21)	179
Developed technology (11 years)	1,674	(136)	1,538	1,695	(22)	1,673
Trade name (Indefinite)	87,045	—	87,045	87,767	—	87,767
Total carrying amount	$492,315	$(55,349)	$436,966	$494,643	$(43,241)	$451,402

(1)
The decrease in the gross intangible assets balance on October 31, 2014 compared to January 31, 2014 was the result of fluctuations in the foreign currency exchange rates used to translate foreign intangible asset balances into U.S. dollars.

We evaluate the carrying value of our indefinite-lived intangible assets (trade name) annually during the fourth quarter of each fiscal year and more frequently if we believe indicators of impairment exist. To test indefinite-lived intangible assets for impairment, we compare the fair value of our indefinite-lived intangible assets to carrying value. We estimate the fair value using an income approach, using the asset’s projected discounted cash flows. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than the carrying value.

We assess the impairment of definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The asset is impaired if its carrying value exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors. The impairment loss is the amount by which the carrying value of the asset exceeds its fair value. We estimate fair value utilizing the projected discounted cash flow method and a discount rate determined by our management to be commensurate with the risk inherent in our current business model. When calculating fair value, we must make assumptions regarding estimated future cash flows, discount rates and other factors.

Given the decline in the estimated fair value of our stock during the three months ended October 31, 2014, we performed an interim impairment analysis of our other intangible assets. Based on the results of the analysis, we concluded that the fair value of our other intangible assets exceeded their carrying value, so the assets were not considered to be impaired as of October 31, 2014.
Amortization expense for the three months ended October 31, 2014 and October 31, 2013 was $4.1 million and $4.0 million, respectively. Amortization expense for the nine months ended October 31, 2014 and October 31, 2013 was $12.3 million and $12.1 million, respectively. Estimated amortization expense for the fiscal periods ending January 31 is the following:

(In thousands)	Estimated Amortization Expense
Remainder of the fiscal year ending January 31, 2015	$4,165
2016	16,288
2017	16,288
2018	16,288
2019	16,288
Thereafter	280,604
Total	$349,921

Note 7. Accrued Expenses

Accrued expenses consisted of the following:

(In thousands)	October 31, 2014	January 31, 2014
Accrued compensation	$9,828	$13,810
Accrued insurance	145	1,038
Accrued interest	8,250	3,304
Accrued professional fees	1,018	1,145
Accrued taxes	3,922	3,110
Accrued above market lease liability	462	698
Other accrued expenses	1,589	1,261
Total accrued expenses	$25,214	$24,366

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

Instruments measured at fair value on a recurring basis are summarized below:

		October 31, 2014
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liabilities	$3,064	$—	$3,064	$—
Share-based compensation liability	3,476	—	—	3,476
Total	$6,540	$—	$3,064	$3,476

		January 31, 2014
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liabilities	$4,008	$—	$4,008	$—
Share-based compensation liability	2,974	—	—	2,974
Total	$6,982	$—	$4,008	$2,974

As discussed in Note 10, “Derivatives”, we had interest rate swap contracts with a total notional principal of $221.0 million outstanding on October 31, 2014. The fair value of interest rate swap contracts is calculated based on the fixed rate, notional principal, settlement date, present value of the future cash flows, terms of the agreement, and future floating interest rates as determined by a future interest rate yield curve. Our interest rate swap contracts are recorded at fair value utilizing Level 2 inputs such as trade data, broker/dealer quotes, observable market prices for similar securities, and other available data. Although readily observable data is utilized in the valuations, different valuation methodologies could have an effect on the estimated fair value. Accordingly, the inputs utilized to determine the fair value of the interest rate swap contracts are categorized as Level 2.

On October 31, 2014 and January 31, 2014, the weighted average fixed interest rate of our interest rate swap contracts were 2.1% and 1.6%, and the weighted average remaining life was 1.7 years and 1.4 years, respectively. Interest expense related to our interest rate swap contracts during the three months ended October 31, 2014 and October 31, 2013 was $0.5 million and $0.5 million, respectively, and during the nine months ended October 31, 2014 and October 31, 2013 was $1.4 million, and $1.4 million, respectively.

During the nine months ended October 31, 2014, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.

Level 3 Valuations

When at least one significant valuation model assumption or input used to measure the fair value of financial assets or liabilities is unobservable in the market, they are deemed to be measured using Level 3 inputs. These Level 3 inputs may include pricing models, discounted cash flow methodologies or similar techniques where at least one significant model assumption or input is unobservable. We use Level 3 inputs to value our share-based compensation liability, which were based upon internal valuations, considering input from third parties, utilizing the following assumptions (See Note 12, “Stockholder's Equity”):

•
Current Common Stock Value - We operate as a privately-owned company, and our stock does not and has not been traded on a market or an exchange. As such, we estimate the value of BCI Holdings on a quarterly basis. If there have been no significant changes such as acquisitions, disposals, or loss of a major customer, etc. between our valuation analysis and the grant date of a stock option, we will continue to use that valuation. We determined the fair value of BCI Holdings common stock based on an analysis of the market approach and the income approach. Under the market approach, we estimated the fair value based on market multiples of EBITDA for comparable public companies.

•	Expected Volatility - Management determined that historical volatility of comparable publicly traded companies is the best indicator of our expected volatility and future stock price trends.

•	Expected Dividends -We historically have not paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend rate.

•
Expected Term - For options granted “at-the-money,” we used the simplified method to estimate the expected term for the stock options as we do not have enough historical exercise data to provide a reasonable estimate. For stock options granted “out-of-the-money,” we used an adjusted simplified method that considers the probability of the stock options becoming “in-the-money.”

•	Risk-Free Rate - The risk-free interest rate was based on the U.S. Treasury yield with a maturity date closest to the expiration date of that stock option grant.

We determined that a +/-10% change in the above assumptions would have a $0.5 million increase or decrease to our reported net loss for the three months ended October 31, 2014.

The following tables provide a reconciliation of the beginning and ending balance of our share-based compensation liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended October 31, 2014:

Three Months Ended October 31, 2014
(In thousands)	Level 3
Share-Based Compensation Liability
Beginning balance on July 31, 2014	$2,479
Total loss included in operating expense	997
Ending balance on October 31, 2014	$3,476

Nine Months Ended October 31, 2014
(In thousands)	Level 3
Share-Based Compensation Liability
Beginning balance on January 31, 2014	$2,974
Total loss included in operating expense	502
Ending balance on October 31, 2014	$3,476

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

Our long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes. The fair value of our long-term debt is estimated based on the latest sales price for similar instruments obtained from a third party (Level 2 inputs). On October 31, 2014 and January 31, 2014, the fair values of our senior notes and senior term loan were $233.4 million and $399.7 million, respectively, and $244.2 million and $414.2 million, respectively.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis

We reduce the carrying amounts of our goodwill, intangible assets, and long-lived assets to fair value when held for sale or determined to be impaired. The categorization of the fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs utilized. See Notes 5 and 6 for discussion of fair value measurements of goodwill, intangible assets and long-lived assets.

Note 9. Debt

On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility ($45.0 million available on October 31, 2014) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”). On February 7, 2013, we entered into the First Amendment to our Credit Facility, to refinance our Credit Facility (as discussed below). On November 13, 2013, we entered into the Second Amendment to the Credit Facility. Pursuant to the Second Amendment, the Company borrowed $35.0 million of incremental term loans (the “Incremental Term Loans”), which may be used for general corporate purposes, including to finance permitted acquisitions. The terms applicable to the Incremental Term Loans are the same as those applicable to the Senior Term Loans under the First Amendment to our Credit Agreement.

Long-term debt consisted of the following:

(In thousands)	October 31, 2014	January 31, 2014
Senior term loan (LIBOR margin of 3.0%, and interest rate of 4.25%)	$412,106	$415,228
Revolving loan	—	—
Senior unsecured notes	240,000	240,000
Total debt	652,106	655,228
Less deferred financing costs	(12,160)	(13,949)
Total debt less deferred financing costs	639,946	641,279
Less current portion (net of current portion of deferred financing costs of $2,508 and $2,406, respectively)	(1,654)	(1,757)
Long-term debt, net of current portion (net of long-term portion of deferred financing costs of $9,652 and $11,543, respectively)	$638,292	$639,522

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

Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. We amortized $0.7 million and $0.6 million of deferred financing costs during three months ended October 31, 2014 and October 31, 2013, respectively, and $1.9 million and $1.8 million during the nine months ended October 31, 2014 and October 31, 2013, respectively.

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

On October 31, 2014, we did not have an outstanding balance on the revolving loan; therefore, on October 31, 2014, we were not subject to a leverage test. Additionally, on October 31, 2014, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

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

Interest and Fees

Interest and fees related to our Credit Facility and the Notes were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Credit Facility interest and fees (weighted average interest rate of 4.25% and 4.25%, respectively, and 4.25% and 4.27%, respectively) (1)	$4,928	$4,560	$13,131	$13,585
Notes interest and fees (2)	5,227	5,204	17,180	15,595
Total interest and fees	$10,155	$9,764	$30,311	$29,180

(1)	Interest on the Amended Senior Term Loan is payable quarterly based upon an interest rate of 4.25%.

(2)	Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt

On October 31, 2014, the schedule of minimum required principal payments relating to the Amended Senior Term Loan and the Notes for each of the twelve months ending January 31 are due according to the table below:

(In thousands)	Principal Payments on Debt
Remainder of the fiscal year ending January 31, 2015	$1,040
2016	4,163
2017	4,163
2018	4,163
2019	4,163
Thereafter	634,414
Total	$652,106

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

The fair value of the potential termination obligations related to our interest rate swaps, which were recorded within the “Fair value of interest rate swap liabilities” caption of our consolidated condensed balance sheets, were as follows:

(In thousands)	Notional Amount	Interest Rate	October 31, 2014	January 31, 2014
Interest rate swaps effective July 2011, expires July 2014 (1)	$60,000	1.681%	$—	$130
Interest rate swaps effective July 2011, expires July 2016 (1)	150,000	2.346%	2,692	3,585
Interest rate swap, effective July 2014, expires July 2016 (1)(2)	71,000	1.639%	372	293
			$3,064	$4,008

(1)	These interest rate swaps require a fixed rate of interest in exchange for a variable interest rate based on a three-month LIBOR, subject to a 1.25% floor.

(2)	The $71.0 million notional amount will be reduced to $64.0 million on July 31, 2015, before it terminates on July 29, 2016.

The interest rate swap agreements have been designated as cash flow hedges of our interest rate risk and recorded at estimated fair values on October 31, 2014. The fair value of the interest rate hedges reflect the estimated amount that we would receive or pay to terminate the contracts at each reporting date (See Note 8, “Fair Value Measurements”).

Changes in the fair value of our swaps, to the extent effective, are reported as a component of other comprehensive (loss) income, net (“OCI”) and is subsequently reclassified into interest expense during the same period interest cash flows for our floating-rate debt (hedged item) occur. Changes in the fair value of any portion of a cash flow hedge deemed ineffective are recognized into current period earnings. We determined that the interest rate swap agreements are highly effective in offsetting future variable interest payments associated with the hedged portion of our term loans. During the nine months ended October 31, 2014, no ineffectiveness was recorded into current period earnings. We do not expect to reclassify any material amount from OCI into earnings within the next 12 months.

The effective portion of the unrealized gain (loss) recognized in OCI for our derivative instruments designated as cash flow hedges was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Unrealized gain (loss), before income tax (benefit) expense	$165	$(155)	$944	$854
Income tax expense (benefit)	64	(58)	353	328
Total	$101	$(97)	$591	$526

Note 11. Income Taxes

The income tax benefit for the three and nine months ended October 31, 2014, and October 31, 2013 are based on the estimated effective tax rate for the entire fiscal year. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as our estimates of pre-tax income and loss for the year fluctuate, including changes in the geographic mix of pre-tax income and loss.

The effective income tax rates for the three and nine months ended October 31, 2014 were a benefit of 63.3% and 59.5%, respectively, compared to a benefit for the three and nine months ended October 31, 2013 of 1.9% and 21.6%, respectively. The effective tax rates differ from the U.S. federal statutory rate primarily due to income taxed in foreign jurisdictions, state taxes, non-deductible meals and entertainment expenses, and discrete items. The difference in effective income tax rates for the three and nine months ended October 31, 2014 and October 31, 2013 primarily relate to a change in the estimated forecast of pre-tax book income and loss for each respective jurisdiction and discrete items primarily related to the future benefit of bad debt impairment recorded during the three months ended July 31, 2014.

Deferred income taxes are provided for the temporary differences between the financial reporting and the tax basis of our assets and liabilities. A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized. The majority of our deferred tax assets relate to federal net operating loss carry-forwards. Management believes we will realize the benefit of existing deferred tax assets based on the scheduled reversal of U.S. deferred tax liabilities, related to depreciation and amortization expense not deductible for future tax purposes, which is ordinary income and therefore of the same character as the temporary differences giving rise to the deferred tax assets. This reversal will occur in substantially similar time periods and in the same jurisdictions as the deferred tax assets. As such, the deferred tax liabilities are considered a source of income sufficient to support our U.S. deferred tax assets; therefore, a valuation allowance is not required on October 31, 2014.

We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Tax benefits recognized from such a position are measured based on whether the benefit has a greater than 50% likelihood of being realized upon ultimate resolution. We do not believe there will be any material changes to the unrecognized tax positions over the next 12 months.

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

During June 2011, BCI Holdings adopted a share-based compensation plan, the BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). On September 12, 2013, the BCI Holdings’ Board of Directors amended the 2011 Plan by resolution to increase the number of shares of BCI Holdings common stock authorized for issuance under the 2011 Plan to 1,001,339 shares. On October 31, 2014, there were 138,750 shares available for grant. The amended 2011 Plan permits the granting of BCI Holdings stock options, nonqualified stock options and restricted stock to eligible employees and non-employee directors and consultants.

Under the amended 2011 Plan, stock option awards are generally granted with an exercise price equal to or greater than the market price of BCI Holdings common stock on the date of grant. All stock options granted to eligible participants, except for the Chief Executive Officer (the “CEO”), are subject to the following:

•	The stock options expire in 10 years or less from their grant date, and vest over a five-year period, with 5% vesting per quarter.

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

The following table summarizes stock option activity during the nine months ended October 31, 2014:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)(2)	Weighted Average Term Remaining (in years)	Weighted Average Grant Date Fair Value
Outstanding, January 31, 2014 (1)	897,714	$202.44	$8,113	8.1
Granted	59,500	172.12			$37.53
Exercised	(10,608)	50.05	636
Forfeited/cancelled/expired	(60,397)	217.25
Outstanding, October 31, 2014 (1)	886,209	$201.22	$9,692	7.9
Vested and expected to vest, October 31, 2014	433,847	$148.92	$9,692	6.8
Exercisable, October 31, 2014	245,376	$127.06	$8,334	5.7

(1)
The number of options outstanding on October 31, 2014, and January 31, 2014 include 87,270 and 95,428, respectively, of BCI Holdings options that were exchanged for Predecessor Company options as a result of the Transaction. These options on October 31, 2014 and January 31, 2014 had a weighted average exercise price of $36.13 and $36.04, respectively.

(2)
Aggregate intrinsic value in the table above represents the total pre-tax value that option holders would have received had all option holders exercised their options on October 31, 2014. The aggregate intrinsic value is the difference between the estimated fair market value of the BCI Holdings common stock at the end of the period and the option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of the BCI Holdings common stock.

As of October 31, 2014, there was $5.5 million of unrecognized pre-tax share-based compensation expense related to non-vested stock options, which we expect to recognize over a weighted average period of 3.5 years. Non-cash share-based compensation expense included in employee related expenses in our consolidated statement of operations and the estimated fair value of options vested was the following:

	Three Months Ended		Nine Months Ended
(In thousands)	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Non-cash share-based compensation expense (1)	$1,580	$522	$2,218	$1,905
Estimated fair value of options vested	$772	$514	$1,950	$2,858

(1)
During the three and nine months ended October 31, 2014, we remeasured certain options classified as liability awards, and recorded an increase to non-cash share-based compensation expense of $1.0 million and $0.5 million, respectively.

The fair value of BCI Holdings stock options classified as equity instruments was determined using the Black-Scholes options pricing model utilizing the following assumption for each respective period:

	Nine Months Ended
	October 31, 2014	October 31, 2013
Expected volatility	50%	45%
Expected dividends	—%	—%
Expected term	6.6 years	4.5 years
Risk-free interest rate	2.1%	1.5%

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

During the third quarter of fiscal year 2014, the weighted average grant date fair value was $23.54 for the CEO’s options and was estimated using the Black-Scholes option pricing model which required us to make subjective assumptions including the following:

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

Additionally, we incorporated a common stock value of $125 per share as the “grant date price” for the Black-Scholes option pricing model. Since BCI Holdings operates as a privately-owned company, its stock does not and has not been traded on a market or an exchange. As such, we estimate the value of BCI Holdings on a quarterly basis. If there have been no significant changes such as acquisitions, disposals, or the loss of a major customer, etc. between our valuation analysis and the grant date of a stock option, we will continue to use that valuation. We determined the fair value of BCI Holdings common stock based utilizing a market approach. Under the market approach, we estimated the fair value based on market multiples of EBITDA for comparable public companies.

Given the CEO’s options contain a liquidity event based performance condition (i.e., Change in Control), we determined recognition of compensation cost should be deferred until the occurrence of a Change in Control. On October 31, 2014, the total unrecognized stock-based compensation expense for the CEO’s options was $10.6 million. During the nine months ended October 31, 2014, we did not recognize any stock based compensation expense related to the CEO’s options.

Liability Awards

During the fourth quarter of fiscal year 2014, we began accounting for certain option awards as liability awards, as we determined cash settlement upon exercise was probable. We remeasured the fair value of these options on October 31, 2014, and increased our liability to $3.5 million from the $3.0 million recognized on January 31, 2014. The quarterly re-measurement resulted in an increase to our non-cash share-based compensation expense of $0.5 million during the nine months ended October 31, 2014.

The fair value of BCI Holdings stock options accounted for as liability awards were determined using the Black-Scholes option pricing model utilizing the following assumption for each respective period:

	Nine Months Ended
	October 31, 2014	October 31, 2013
Expected volatility	50%	N/A
Expected dividends	—	N/A
Expected term	3.2	N/A
Risk-free interest rate	1.0%	N/A

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

Our operating and reportable segments are North America and Europe. Within each operating segment, there are common customers, common pricing structures, the ability and history of sharing equipment and resources, operational compatibility, commonality among regulatory environments, and relative geographic proximity. Our operating segments consist of the following:

•	the North American segment consists of branches located in the United States and Canada that provide equipment and services suitable across both of these North American countries.

•	the European segment consists of branches located in France, Germany, the Netherlands, the United Kingdom and Poland that provide equipment and services to customers in a number of European countries.

Selected statement of operations information for our reportable segments is the following:

	Three Months Ended		Nine Months Ended
(In thousands)	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Revenue
United States	$78,114	$72,188	$219,976	$207,929
Other North America	2,028	2,317	5,835	5,701
North America	80,142	74,505	225,811	213,630
Europe	8,695	7,883	25,341	21,737
Total revenue	$88,837	$82,388	$251,152	$235,367
Depreciation and amortization
North America	$15,221	$14,570	$45,781	$43,134
Europe	1,496	1,155	4,045	3,127
Total depreciation and amortization	$16,717	$15,725	$49,826	$46,261
Interest expense, net
North America	$10,598	$10,298	$31,808	$30,647
Europe	—	—	—	—
Total interest expense, net	$10,598	$10,298	$31,808	$30,647
Income tax expense (benefit)
North America	$(900)	$(887)	$(5,792)	$(3,603)
Europe	296	871	623	1,300
Total income tax benefit	$(604)	$(16)	$(5,169)	$(2,303)
Net income (loss)
North America (1)	$(1,564)	$(2,034)	$(6,856)	$(10,271)
Europe (1)	1,214	1,203	3,331	1,929
Total net loss	$(350)	$(831)	$(3,525)	$(8,342)

(1)
During the three and nine months ended October 31, 2014 and October 31, 2013, we included $1.1 million and $1.0 million, respectively, and $4.0 million and $3.7 million, respectively, of intersegment expense allocations from North America to Europe.

Total asset and long-lived asset information is the following:

(In thousands)	October 31, 2014	January 31, 2014
Total assets
United States	$1,112,763	$1,128,323
Other North America	8,251	9,564
North America	1,121,014	1,137,887
Europe	125,732	136,619
Total assets	$1,246,746	$1,274,506
Long-lived assets
United States	$311,364	$324,008
Other North America	13,385	11,041
North America	324,749	335,049
Europe	52,294	58,093
Total long-lived assets	$377,043	$393,142

Note 14. Related Party Transactions

From time to time, we may enter into transactions with related parties. We believe that such transactions have terms consistent with terms offered in the ordinary course of business. The accounting policies that we apply to our transactions with related parties are consistent with those applied in transactions with independent third parties.

Pursuant to a professional services agreement between us and Permira Advisers L.L.C. (the “Sponsor”), we agreed to pay the Sponsor an annual management fee of $0.5 million, payable quarterly, plus reasonable out-of-pocket expenses, in connection with the planning, strategy, and oversight support provided to management. We recorded aggregate management fees and expenses to the Sponsor of $0.2 million and $0.2 million during the three months ended October 31, 2014 and October 31, 2013, respectively, and $0.5 million and $0.5 million during nine months ended October 31, 2014 and October 31, 2013, respectively.

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

Note 16. Loss on the Sale of a Subsidiary
On July 1, 2014, we sold our equity interest in our wholly owned Mexican subsidiary for cash consideration of $0.1 million. This sale allows us to increase our focus on growing our business within United States, Canada and Europe. During the five months and one day ended July 1, 2014, our Mexican subsidiary reported a pretax loss of $(0.6) million. On July 1, 2014, the carrying value of our Mexican subsidiary’s net assets was $0.2 million. As a result, during the nine months ended October 31, 2014, we recorded an $0.1 million loss on the sale of a subsidiary within the other expense caption of our North American segment and consolidated condensed statements of operations.

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

Condensed Consolidating Balance Sheet
October 31, 2014 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$13,443	$6,358	$—	$19,801
Accounts receivable, net	—	62,228	13,042	—	75,270
Inventories, net	—	7,688	3	—	7,691
Prepaid expenses and other current assets	248	3,354	1,161	—	4,763
Deferred tax assets	—	8,502	—	—	8,502
Total current assets	248	95,215	20,564	—	116,027
Property and equipment, net	—	311,042	66,001	—	377,043
Goodwill	—	257,052	58,422	—	315,474
Other intangible assets, net	—	410,063	26,903	—	436,966
Deferred tax assets	29,170	56,944	167	(86,281)	—
Deferred financing costs, net	689	—	—	—	689
Other long-term assets	—	385	162	—	547
Investment in subsidiaries	593,782	119,203		(712,985)	—
Total assets	$623,889	$1,249,904	$172,219	$(799,266)	$1,246,746
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$36	$17,476	$2,006	$—	$19,518
Accrued expenses	8,257	14,593	2,364	—	25,214
Current portion of long-term debt, net	1,654	—	—	—	1,654
Intercompany balances	(388,405)	349,514	38,891	—	—
Total current liabilities	(378,458)	381,583	43,261	—	46,386
Long-term debt, net of current portion	638,292	—	—	—	638,292
Deferred tax liabilities	1,415	269,028	9,708	(86,281)	193,870
Fair value of interest rate swap liabilities	3,064	—	—	—	3,064
Share-based compensation liability	—	3,476	—	—	3,476
Other long-term liabilities	—	2,035	47	—	2,082
Total liabilities	264,313	656,122	53,016	(86,281)	887,170
Total shareholder’s equity	359,576	593,782	119,203	(712,985)	359,576
Total liabilities and shareholder’s equity	$623,889	$1,249,904	$172,219	$(799,266)	$1,246,746

Condensed Consolidating Balance Sheet
January 31, 2014
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$20,930	$4,606	$—	$25,536
Accounts receivable, net	—	54,387	10,755	—	65,142
Inventories, net	—	5,746	2	—	5,748
Prepaid expenses and other current assets	230	3,752	1,413	—	5,395
Deferred tax assets	—	6,633	—	—	6,633
Total current assets	230	91,448	16,776	—	108,454
Property and equipment, net	—	324,453	68,689	—	393,142
Goodwill	—	257,052	63,017	—	320,069
Other intangible assets, net	—	421,714	29,688	—	451,402
Deferred tax assets	26,562	57,299	172	(84,033)	—
Deferred financing costs, net	846	—	—	—	846
Other long-term assets	—	419	174	—	593
Investment in subsidiaries	598,874	120,568	—	(719,442)	—
Total assets	$626,512	$1,272,953	$178,516	$(803,475)	$1,274,506
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$38	$21,632	$6,138	$—	$27,808
Accrued expenses	3,307	19,955	1,104	—	24,366
Current portion of long-term debt, net	1,757	—	—	—	1,757
Intercompany balances	(397,291)	357,032	40,259	—	—
Total current liabilities	(392,189)	398,619	47,501	—	53,931
Long-term debt, net of current portion	639,522	—	—	—	639,522
Deferred tax liabilities	1,415	269,028	10,418	(84,033)	196,828
Fair value of interest rate swap liabilities	4,008	—	—	—	4,008
Share-based compensation liability	—	2,974	—	—	2,974
Other long-term liabilities	—	3,458	29	—	3,487
Total liabilities	252,756	674,079	57,948	(84,033)	900,750
Total shareholder’s equity	373,756	598,874	120,568	(719,442)	373,756
Total liabilities and shareholder’s equity	$626,512	$1,272,953	$178,516	$(803,475)	$1,274,506

Condensed Consolidating Statement of Operations
For the Three Months Ended October 31, 2014 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$78,115	$10,722	$—	$88,837
Operating expenses:
Employee related expenses	40	25,514	2,848	—	28,402
Rental expense	—	10,607	1,072	—	11,679
Repair and maintenance	—	3,197	79	—	3,276
Cost of goods sold	—	3,645	29	—	3,674
Facility expense	4	6,432	883	—	7,319
Professional fees	10	985	68	—	1,063
Management fees	—	162	—	—	162
Other operating expenses	173	3,561	1,791	—	5,525
Depreciation and amortization	—	14,910	1,807	—	16,717
Gain on sale of equipment	—	(1,087)	(15)	—	(1,102)
Impairment of long-lived assets	—	2,091	—	—	2,091
Total operating expenses	227	70,017	8,562	—	78,806
(Loss) income from operations	(227)	8,098	2,160	—	10,031
Other expenses:
Interest expense (income), net	10,646	(47)	(1)	—	10,598
Foreign currency exchange gain, net	—	322	72	—	394
Other income, net	—	(7)	—	—	(7)
Total other expenses, net	10,646	268	71	—	10,985
(Loss) income before income tax (benefit) expense	(10,873)	7,830	2,089	—	(954)
Income tax (benefit) expense	(1,005)	100	301	—	(604)
(Loss) income before equity in net earnings of subsidiaries	(9,868)	7,730	1,788	—	(350)
Equity in net earnings of subsidiaries	9,518	1,788	—	(11,306)	—
Net (loss) income	$(350)	$9,518	$1,788	$(11,306)	$(350)

Condensed Consolidating Statement of Operations
For the Three Months Ended October 31, 2013 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$72,573	$9,815	$—	$82,388
Operating expenses:
Employee related expenses	38	24,960	2,391	—	27,389
Rental expense	—	8,700	865	—	9,565
Repair and maintenance	—	3,965	140	—	4,105
Cost of goods sold	—	2,861	37	—	2,898
Facility expense	3	5,682	758	—	6,443
Professional fees	44	1,448	84	—	1,576
Management fees	—	160	—	—	160
Other operating expenses	149	3,691	1,559	—	5,399
Depreciation and amortization	—	14,341	1,384	—	15,725
Gain on sale of equipment	—	(285)	(74)	—	(359)
Total operating expenses	234	65,523	7,144	—	72,901
(Loss) income from operations	(234)	7,050	2,671	—	9,487
Other expense:
Interest expense (income), net	10,250	50	(2)	—	10,298
Foreign currency exchange loss (gain), net	—	136	(100)	—	36
Total other expenses, net	10,250	186	(102)	—	10,334
(Loss) income before income tax (benefit) expense	(10,484)	6,864	2,773	—	(847)
Income tax (benefit) expense	(927)	(61)	972	—	(16)
(Loss) income before equity in net earnings of subsidiaries	(9,557)	6,925	1,801	—	(831)
Equity in net earnings of subsidiaries	8,726	1,801	—	(10,527)	—
Net (loss) income	$(831)	$8,726	$1,801	$(10,527)	$(831)

Condensed Consolidating Statement of Operations
For the Nine Months Ended October 31, 2014 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$219,977	$31,175	$—	$251,152
Operating expenses:
Employee related expenses	124	74,101	8,840	—	83,065
Rental expense	—	29,617	2,969	—	32,586
Repair and maintenance	—	9,967	604	—	10,571
Cost of goods sold	—	11,106	76	—	11,182
Facility expense	15	18,220	2,578	—	20,813
Professional fees	70	3,436	165	—	3,671
Management fees	—	465	—	—	465
Other operating expenses	496	8,433	5,763	—	14,692
Depreciation and amortization	—	44,894	4,932	—	49,826
(Gain) loss on sale of equipment	—	(2,384)	197	—	(2,187)
Impairment of long-lived assets	—	2,880	484	—	3,364
Total operating expenses	705	200,735	26,608	—	228,048
(Loss) income from operations	(705)	19,242	4,567	—	23,104
Other expenses:
Interest expense (income), net	31,758	56	(6)	—	31,808
Foreign currency exchange loss (gain), net	—	84	(178)	—	(94)
Other expense, net	—	84	—	—	84
Total other expenses, net	31,758	224	(184)	—	31,798
(Loss) income before income tax (benefit) expense	(32,463)	19,018	4,751	—	(8,694)
Income tax (benefit) expense	(2,962)	(2,860)	653	—	(5,169)
(Loss) income before equity in net earnings of subsidiaries	(29,501)	21,878	4,098	—	(3,525)
Equity in net earnings of subsidiaries	25,976	4,098	—	(30,074)	—
Net (loss) income	$(3,525)	$25,976	$4,098	$(30,074)	$(3,525)

Condensed Consolidating Statement of Operations
For the Nine Months Ended October 31, 2013 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$209,101	$26,266	$—	$235,367
Operating expenses:
Employee related expenses	126	71,856	7,388	—	79,370
Rental expense	—	25,379	2,497	—	27,876
Repair and maintenance	—	11,086	670	—	11,756
Cost of goods sold	—	9,101	55	—	9,156
Facility expense	32	16,209	2,019	—	18,260
Professional fees	1,016	5,843	287	—	7,146
Management fees	—	466	—	—	466
Other operating expenses	603	6,771	5,708	—	13,082
Depreciation and amortization	—	42,551	3,710	—	46,261
Gain on sale of equipment	—	(1,291)	(90)	—	(1,381)
Total operating expenses	1,777	187,971	22,244	—	211,992
(Loss) income from operations	(1,777)	21,130	4,022	—	23,375
Other expense:
Interest expense (income), net	30,623	30	(6)	—	30,647
Loss on extinguishment and modification of debt	2,999	—	—	—	2,999
Foreign currency exchange loss, net	—	363	11	—	374
Total other expenses, net	33,622	393	5	—	34,020
(Loss) income before income tax (benefit) expense	(35,399)	20,737	4,017	—	(10,645)
Income tax (benefit) expense	(3,386)	(288)	1,371	—	(2,303)
(Loss) income before equity in net earnings of subsidiaries	(32,013)	21,025	2,646	—	(8,342)
Equity in net earnings of subsidiaries	23,671	2,646	—	(26,317)	—
Net (loss) income	$(8,342)	$23,671	$2,646	$(26,317)	$(8,342)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Three Months Ended October 31, 2014 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(350)	$9,518	$1,788	$(11,306)	$(350)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $64	101	—	—	—	101
Change in foreign currency translation adjustments	—	—	(9,959)	—	(9,959)
Other comprehensive income (loss)	101	—	(9,959)	—	(9,858)
Total comprehensive (loss) income	$(249)	$9,518	$(8,171)	$(11,306)	$(10,208)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Three Months Ended October 31, 2013 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(831)	$8,726	$1,801	$(10,527)	$(831)
Other comprehensive income, net of tax:
Unrealized loss on interest rate swap agreements, net of tax benefit of $58	(97)	—	—	—	(97)
Change in foreign currency translation adjustments	—	—	3,251	—	3,251
Other comprehensive (loss) income	(97)	—	3,251	—	3,154
Total comprehensive (loss) income	$(928)	$8,726	$5,052	$(10,527)	$2,323

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Nine Months Ended October 31, 2014 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(3,525)	$25,976	$4,098	$(30,074)	$(3,525)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $353	591	—	—	—	591
Change in foreign currency translation adjustments	—	—	(11,244)	—	(11,244)
Other comprehensive income (loss)	591	—	(11,244)	—	(10,653)
Total comprehensive (loss) income	$(2,934)	$25,976	$(7,146)	$(30,074)	$(14,178)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Nine Months Ended October 31, 2013 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(8,342)	$23,671	$2,646	$(26,317)	$(8,342)
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $328	526	—	—	—	526
Change in foreign currency translation adjustments	—	—	121	—	121
Other comprehensive income	526	—	121	—	647
Total comprehensive (loss) income	$(7,816)	$23,671	$2,767	$(26,317)	$(7,695)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended October 31, 2014 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(3,525)	$25,976	$4,098	$(30,074)	$(3,525)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for (recovery of) doubtful accounts, net	—	843	(157)	—	686
Share-based compensation expense	124	2,094	—	—	2,218
Loss on sale of subsidiary	—	99	—	—	99
(Gain) loss on sale of equipment	—	(2,384)	197	—	(2,187)
Depreciation and amortization	—	44,894	4,932	—	49,826
Amortization of deferred financing costs	1,942	—	—	—	1,942
Impairment of long-lived assets	—	2,880	484	—	3,364
Deferred income taxes	(2,961)	(1,344)	(159)	—	(4,464)
Amortization of above market lease	—	(522)	—	—	(522)
Equity in net earnings of subsidiaries, net of taxes	25,976	4,098	—	(30,074)	—
Changes in assets and liabilities:					—
Accounts receivable	—	(8,685)	(3,083)	—	(11,768)
Inventories, net	—	(1,942)	(1)	—	(1,943)
Prepaid expenses and other assets	(14)	432	139	—	557
Accounts payable and other liabilities	4,446	(9,914)	(2,499)	—	(7,967)
Net cash provided by (used in) operating activities	25,988	56,525	3,951	(60,148)	26,316
Investing activities
Purchases of property and equipment	—	(22,951)	(6,818)	—	(29,769)
Proceeds from sale of equipment	—	2,621	442	—	3,063
Proceeds from sale of subsidiary	—	100	—	—	100
Net cash used in investing activities	—	(20,230)	(6,376)	—	(26,606)
Financing activities
Intercompany investments and loans	(21,149)	(43,782)	2,498	62,433	—
Repayments of long-term debt	(3,122)	—	—	—	(3,122)
Return of capital to BakerCorp International Holdings, Inc.	(1,717)	—	—	—	(1,717)
Net cash (used in) provided by financing activities	(25,988)	(43,782)	2,498	62,433	(4,839)
Effect of foreign currency translation on cash	—	—	1,679	(2,285)	(606)
Net (decrease) increase in cash and cash equivalents	—	(7,487)	1,752	—	(5,735)
Cash and cash equivalents, beginning of period	—	20,930	4,606	—	25,536
Cash and cash equivalents, end of period	—	13,443	6,358	—	19,801

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended October 31, 2013 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(8,342)	$23,671	$2,646	$(26,317)	$(8,342)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for doubtful accounts, net	—	284	312	—	596
Share-based compensation expense	126	1,779	—	—	1,905
Gain on sale of equipment	—	(1,291)	(90)	—	(1,381)
Depreciation and amortization	—	42,551	3,710	—	46,261
Amortization of deferred financing costs	1,754	—	—	—	1,754
Deferred income taxes	(3,512)	2,474	(167)	—	(1,205)
Amortization of above market lease	—	(513)	—	—	(513)
Loss on extinguishment and modification of debt	2,999	—	—	—	2,999
Equity in net earnings of subsidiaries, net of taxes	23,671	2,646	—	(26,317)	—
Changes in assets and liabilities:
Accounts receivable	—	(3,955)	(4,470)	—	(8,425)
Inventories, net	—	(1,215)	—		(1,215)
Prepaid expenses and other current assets	(16)	(760)	(1,266)	—	(2,042)
Accounts payable and other liabilities	320	1,144	401	(22)	1,843
Net cash provided by (used in) operating activities	17,000	66,815	1,076	(52,656)	32,235
Investing activities
Purchases of property and equipment	—	(30,019)	(13,866)	(136)	(44,021)
Proceeds from sale of equipment	—	2,838	134	—	2,972
Net cash used in investing activities	—	(27,181)	(13,732)	(136)	(41,049)
Financing activities
Intercompany investments and loans	(13,653)	(51,905)	13,036	52,522	—
Repayment of long-term debt	(2,881)	—	—	—	(2,881)
Return of capital to BakerCorp International Holdings, Inc.	65	—	—	—	65
Payment of deferred financing costs	(531)	—	—	—	(531)
Net cash (used in) provided by financing activities	(17,000)	(51,905)	13,036	52,522	(3,347)
Effect of foreign currency translation on cash	—	(83)	(20)	270	167
Net (decrease) increase in cash and cash equivalents	—	(12,354)	360	—	(11,994)
Cash and cash equivalents, beginning of period	—	22,978	5,091	—	28,069
Cash and cash equivalents, end of period	$—	$10,624	$5,451	$—	$16,075

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

We serve customers in over 15 industries, including oil and gas, industrial and environmental services, refining, environmental remediation, construction, chemicals, transportation, power, and municipal works. During the nine months ended October 31, 2014, no single customer accounted for more than 10% of our total revenue.

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

Geographic Operating Performance

Our branches and employees by reportable segment on October 31, 2014 and October 31, 2013 were the following:

	October 31, 2014	October 31, 2013	Change
Branches:
Number of branches-North American Segment	67	67	—
Number of branches-European Segment	12	10	2
Total branches	79	77	2
Employees:
Number of employees-North American Segment	931	886	45
Number of employees-European Segment	102	78	24
Total employees	1,033	964	69

Our operations are managed from our corporate headquarters, which is located in Plano, Texas. The majority of our operations, resources, property, and equipment are located in North America, and predominantly in the United States. The United States and Canada comprise our North American segment. We had four branches in Canada on October 31, 2014. Our equipment has the capability to be utilized for multiple applications within North America. Within the U.S. and Canada we incentivize our local managers to maximize return on assets under their control and have provided systems to enable equipment and resource sharing. As a result, equipment in the U.S. and Canada is readily moved and shared by the local branch managers. The process of equipment and resource sharing within our reportable segments enables us to maximize our efficiency and respond to shifts in customer demand. On October 31, 2014, we had $324.7 million of net property and equipment located in North America.

We serve customers from our European segment from branches located in the Netherlands, Germany, France, the United Kingdom and Poland. Our European operations are headquartered in the Netherlands. Our equipment is transferred between European countries to serve customers as demand dictates. On October 31, 2014, we had $52.3 million of net property and equipment located in Europe.

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

Consolidated Condensed Statements of Operations (unaudited)

The following table presents our results for the three and nine months ended October 31, 2014 and October 31, 2013:

(In thousands, except percentages)	Three Months Ended				Nine Months Ended
	October 31, 2014		October 31, 2013		October 31, 2014		October 31, 2013
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Rental revenue	$70,791	79.7%	$66,122	80.3%	$199,936	79.6%	$186,226	79.1%
Sales revenue	6,333	7.1%	4,831	5.9%	18,146	7.2%	15,790	6.7%
Service revenue	11,713	13.2%	11,435	13.8%	33,070	13.2%	33,351	14.2%
Total revenue	88,837	100.0%	82,388	100.0%	251,152	100.0%	235,367	100.0%
Operating expenses:
Employee related expenses	28,402	32.0%	27,389	33.2%	83,065	33.1%	79,370	33.7%
Rental expenses	11,679	13.1%	9,565	11.6%	32,586	13.0%	27,876	11.8%
Repair and maintenance	3,276	3.7%	4,105	5.0%	10,571	4.2%	11,756	5.0%
Cost of goods sold	3,674	4.1%	2,898	3.5%	11,182	4.5%	9,156	3.9%
Facility expenses	7,319	8.2%	6,443	7.8%	20,813	8.3%	18,260	7.8%
Professional fees	1,063	1.2%	1,576	1.9%	3,671	1.5%	7,146	3.0%
Management fees	162	0.2%	160	0.2%	465	0.2%	466	0.2%
Other operating expenses	5,525	6.2%	5,399	6.6%	14,692	5.8%	13,082	5.6%
Depreciation and amortization	16,717	18.8%	15,725	19.1%	49,826	19.8%	46,261	19.7%
Gain on sale of equipment	(1,102)	(1.2)%	(359)	(0.4)%	(2,187)	(0.9)%	(1,381)	(0.6)%
Impairment of long-lived assets	2,091	2.4%	—	—%	3,364	1.3%	—	—%
Total operating expenses	78,806	88.7%	72,901	88.5%	228,048	90.8%	211,992	90.1%
Income from operations	10,031	11.3%	9,487	11.5%	23,104	9.2%	23,375	9.9%
Other expense:
Interest expense, net	10,598	11.9%	10,298	12.5%	31,808	12.7%	30,647	13.0%
Loss on extinguishment and modification of debt	—	—%	—	—%	—	—%	2,999	1.3%
Foreign currency exchange loss (gain), net	394	0.5%	36	—%	(94)	—%	374	0.1%
Other (income) expense, net	(7)	—%	—	—%	84	—%	—	—%
Total other expenses, net	10,985	12.4%	10,334	12.5%	31,798	12.7%	34,020	14.4%
Loss before income taxes	(954)	(1.1)%	(847)	(1.0)%	(8,694)	(3.5)%	(10,645)	(4.5)%
Income tax benefit	(604)	(0.7)%	(16)	—%	(5,169)	(2.1)%	(2,303)	(1.0)%
Net loss	$(350)	(0.4)%	$(831)	(1.0)%	$(3,525)	(1.4)%	$(8,342)	(3.5)%

Non-U.S. GAAP Financial Measures

The following is a reconciliation of our net loss to EBITDA and Adjusted EBITDA for the three and nine months ended October 31, 2014 and October 31, 2013:

(In thousands)	Three Months Ended		Nine Months Ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Net loss	$(350)	$(831)	$(3,525)	$(8,342)
Interest expense, net	10,598	10,298	31,808	30,647
Income tax benefit	(604)	(16)	(5,169)	(2,303)
Depreciation and amortization	16,717	15,725	49,826	46,261
EBITDA	$26,361	$25,176	$72,940	$66,263
Foreign currency exchange loss (gain), net	394	36	(94)	374
Loss on extinguishment and modification of debt	—	—	—	2,999
Acquisition and transaction costs	—	100	—	1,841
Financing related costs	32	44	110	1,274
Regulatory and SOX related costs	—	485	—	1,668
Severance related costs	101	—	696	2,565
Sponsor management fees	162	160	465	466
Share-based compensation expense	1,580	528	2,218	1,905
Impairment of long-lived assets	2,091	—	3,364	—
Other	608	847	1,374	1,769
Adjusted EBITDA (1)(2)	$31,329	$27,376	$81,073	$81,124
Adjusted EBITDA margin	35.3%	33.2%	32.3%	34.5%

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

Results of Operations

Three Months Ended - October 31, 2014 compared to October 31, 2013

Revenue

(In thousands, except Operating Data)	Three Months Ended
	October 31, 2014	October 31, 2013	$ Change	% Change
North America
Rental revenue	$62,764	$58,946	$3,818	6.5%
Sales revenue	6,332	4,851	1,481	30.5%
Service revenue	11,046	10,708	338	3.2%
Total North America revenue	80,142	74,505	5,637	7.6%
Europe
Rental revenue	8,027	7,174	853	11.9%
Sales revenue	1	1	—	—%
Service revenue	667	708	(41)	(5.8)%
Total European revenue	8,695	7,883	812	10.3%
Total Consolidated Revenue	$88,837	$82,388	$6,449	7.8%

Operating Data:
North America
Average utilization (1)	58.3%	57.7%	60bps
Average daily rental rate (2)	$32.55	$34.30	$(1.75)	(5.1)%
Average number of rental units	24,347	22,857	1,490	6.5%
Europe
Average utilization (1)	48.2%	52.8%	(460bps)
Average daily rental rate (2)	$103.39	$103.86	$(0.47)	(0.5)%
Average number of rental units	1,267	1,074	193	18.0%
Consolidated
Average utilization (1)	57.8%	57.4%	40bps
Average daily rental rate (2)	$35.51	$37.19	$(1.68)	(4.5)%
Average number of rental units	25,614	23,931	1,683	7.0%

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

Consolidated Revenue

Total revenue during the three months ended October 31, 2014 increased from $82.4 million to $88.8 million by $6.4 million, or 7.8%, compared to the three months ended October 31, 2013. Excluding oil and gas customers, consolidated revenue increased by $6.4 million, or 9.9%, during the three months ended October 31, 2014 compared to the three months ended October 31, 2013. The consolidated revenue increase, excluding oil and gas revenue, was due to increases in revenue from construction, environmental remediation and chemical industries. Revenue from oil and gas customers increased slightly during the three months ended October 31, 2014 compared to the three months ended October 31, 2013.

Revenue by reportable segment for three months ended October 31, 2014 is discussed in detail below.

North America

Our North American segment revenue increased $5.6 million, or 7.6%, as a result of increases in rental, sales and service revenues of $3.8 million, $1.5 million and $0.3 million, respectively. The increase in total North America revenue was primarily due to increased revenue from construction, environmental remediation, chemical, and refinery industries by $7.0 million, or 19.6%. The increase was partially offset by lower revenue from oil and gas and industrial customers by $0.2 million, or 1.3%, and $1.0 million, or 8.8%, respectively.

Rental Revenue

Rental revenue increased $3.8 million, or 6.5%, during the three months ended October 31, 2014 compared to the three months ended October 31, 2013. The increase in rental revenue was primarily driven by the 6.5% increase in the average number of rental units and a 60 basis point increase in average utilization, partially offset by the impact from a 5.1% decrease in average daily rental rate. The average number of rental units increased 1,490 units, or 6.5%, for the three months ended October 31, 2014 from 22,857 units for the three months ended October 31, 2013, as we made $8.4 million of capital expenditures in our North American Segment during the three months ended October 31, 2014. The decrease in the average daily rental rate was negatively impacted in part by mix as a higher portion of our rental revenue was driven by the rental of equipment with lower rental rates. In addition to the above, re-rent revenue increased by $0.5 million.

Sales Revenue

Sales revenue increased by $1.5 million, or 30.5%, during the three months ended October 31, 2014 compared to the three months ended October 31, 2013 as a result of increased sales of filtration equipment and media, as well as bulk item sales.

Service Revenue

Service revenue increased by $0.3 million, or 3.2%, during the three months ended October 31, 2014 compared to the three months ended October 31, 2013. The increase in service revenue was primarily driven by an increase in the activity of our rental equipment fleet.

Europe

Total revenue from our European segment increased by $0.8 million, or 10.3%, during the three months ended October 31, 2014 compared to the three months ended October 31, 2013. The increase in European revenue was primarily due to increased revenues from chemical, industrial, and oil and gas customers. The increase in revenue was the result of branch expansion, further market penetration into existing markets, and growth in revenues from existing customers.

Rental Revenue

Rental revenue increased by $0.9 million, or 11.9%, during the three months ended October 31, 2014 compared to the three months ended October 31, 2013. The increase in rental revenue was primarily due to an 18.0% increase in the average number of rental units, partially offset by a 0.5% decrease in the average daily rate and a decrease in utilization. Utilization decreased as a result of the increase in rental units and the initiation of comparatively less refinery maintenance projects during the quarter ended October 31, 2014. The available rental fleet increased by 193 units, from 1,074 units during the three months ended October 31, 2013, as we continue to invest capital to improve market penetration and support our branch expansion. Rental revenue from bulk items increased $0.2 million due primarily to higher demand for pipes, hoses, fittings, and other items. The above increase also included a $0.3 million unfavorable impact on revenue as a result of the dollar strengthening against the Euro.

Sales Revenue

There was no change in sales revenue during the three months ended October 31, 2014 compared to the three months ended October 31, 2013.

Service Revenue

Service revenue for Europe decreased slightly during the three months ended October 31, 2014 compared to the three months ended October 31, 2013. As a result, service revenue did not contribute significantly to the change in total European revenue.

Operating Expenses

Consolidated Operating Expenses

Total operating expenses during the three months ended October 31, 2014 increased by $5.9 million, or 8.1%, compared to the three months ended October 31, 2013. The increase was attributable to our North American and European segments, which increased operating expenses by $4.8 million, or 7.1%, and $1.1 million, or 21.6%, respectively, compared to the three months ended October 31, 2013. The North American and European segments do not include an allocation of all inter-segment expenses.

North America

Total operating expenses during the three months ended October 31, 2014 were $72.8 million, an increase of $4.8 million, or 7.1%, compared to the three months ended October 31, 2013. The increase was primarily attributable to the following:

•
$0.6 million increase in employee related expenses due to an $1.1 million increase in stock-based compensation related to the remeasurement of our stock options accounted for as liability awards and a $0.7 million increase in payroll and payroll-related costs primarily driven by an increase in headcount of 45 additional employees, or 5.1%, from 886 employees on October 31, 2013 to 931 employees on October 31, 2014. The decreases were partially offset by a $1.2 decrease in bonus expenses. The decrease in bonus expense was attributable to our operating results, which were below our plan.

•	$2.0 million increase within rental expenses driven by the increases in rental revenue.

•
$0.8 million increase in facility expenses due to increased rent of $0.4 million and data processing of $0.4 million during the three months ended October 31, 2014 compared to the three months ended October 31, 2013. The increase in rent was primarily attributed to increased rental rates for various branches. The increase in data processing was primarily due to increased cost related to corporate initiatives to improve certain business processes.

•	$0.8 million increase in cost of goods sold primarily due to an increase of filtration equipment and media sales and fuel costs.

•	$0.7 million increase in depreciation and amortization as we increased our investment in rental fleet during the prior twelve months.

•
$2.1 million increase as a result of impairment of long-lived assets. During the three months ended October 31, 2014, we determined that the decline in the estimated fair value of our stock was a potential indicator of impairment of our long-lived assets. As a result, we assessed our long-lived assets for impairment and wrote down certain assets to estimated fair value.

The increases in operating expenses detailed above were partially offset by the following:

•
$0.5 million decrease in professional and legal fees as the result of the additional costs to amend the Credit Facility and consulting fees related to system implementation projects incurred during the three months ended October 31, 2013, which did not recur during the three months ended October 31, 2014.

•	$0.8 million decrease in repair and maintenance expenses primarily due to the reduction of certain regulatory compliance costs.

•	$0.7 million increase in gains on the sale of equipment.

Europe

Operating expenses for the European segment during the three months ended October 31, 2014 were $6.0 million, an increase of $1.1 million, or 21.6%, compared to the three months ended October 31, 2013. This increase was primarily due to the following:

•	$0.4 million increase in employee related expenses. The headcount in Europe increased by 24 employees, or 30.8%, to 102 employees on October 31, 2014 from 78 employees on October 31, 2013.

•	Depreciation expense increased $0.3 million, as we increased our investment in rental fleet during the prior twelve months.

•	Rental expenses increased $0.1 million driven by the increase in rental revenue.

 Other Expenses, Net

Consolidated

Other expenses, net during the three months ended October 31, 2014 increased by $0.7 million, or 6.3%, to $11.0 million from $10.3 million during the three months ended October 31, 2013. The above increase was primarily due to a $0.4 million increase in foreign currency exchange losses driven by unfavorable changes in the British Pound Sterling and Euro exchange rates and an increase of $0.3 million in interest expense due to the $35 million incremental term loan as a result of the Second Amendment to the Credit Facility. Refer to Note 9, “Debt” of the notes to the consolidated condensed financial statements for further details.

Income Tax Benefit

Income tax benefit during the three months ended October 31, 2014 increased by $0.6 million, to $0.6 million from $16,000 during the three months ended October 31, 2013. The tax benefit increase was primarily due to a change in the quarter-to-date consolidated pre-tax book income and loss for each respective jurisdiction netted with a benefit primarily related to the California enterprise zone credit secured during the three months ended October 31, 2014 and other discrete items impacting both periods.

Nine Months Ended - October 31, 2014 compared to October 31, 2013

Revenue

(In thousands, except Operating Data)	Nine Months Ended
	October 31, 2014	October 31, 2013	$ Change	% Change
North America
Rental revenue	$176,656	$166,529	$10,127	6.1%
Sales revenue	18,143	15,797	2,346	14.9%
Service revenue	31,012	31,304	(292)	(0.9)%
Total North America revenue	225,811	213,630	12,181	5.7%
Europe
Rental revenue	23,280	19,696	3,584	18.2%
Sales revenue	3	14	(11)	(78.6)%
Service revenue	2,058	2,027	31	1.5%
Total European revenue	25,341	21,737	3,604	16.6%
Total Consolidated Revenue	$251,152	$235,367	$15,785	6.7%

Operating Data:
North America
Average utilization (1)	56.0%	56.1%	(10bps)
Average daily rental rate (2)	$33.50	$33.61	$(0.11)	(0.3)%
Average number of rental units	23,984	22,799	1,185	5.2%
Europe
Average utilization (1)	45.9%	55.9%	(1,000bps)
Average daily rental rate (2)	$113.04	$100.02	$13.02	13.0%
Average number of rental units	1,245	1,006	239	23.8%
Consolidated
Average utilization (1)	55.5%	56.1%	(60bps)
Average daily rental rate (2)	$36.78	$36.39	$0.39	1.1%
Average number of rental units	25,228	23,805	1,423	6.0%

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

Consolidated Revenue

Total revenue during the nine months ended October 31, 2014 increased by $15.8 million, or 6.7%, compared to the nine months ended October 31, 2013. Excluding oil and gas customers, consolidated revenue increased by $22.0 million, or 12.3%, during the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013. The consolidated revenue increase, excluding oil and gas revenue, was due to increases in revenue related to our construction, chemical, industrial, terminal/pipeline, power, and environmental remediation customers. During the nine months ended October 31, 2014, revenue from oil and gas customers decreased by $6.2 million, or 10.9%, compared to the nine months ended October 31, 2013, due to an oversupply of tanks in certain shale regions and lower drilling rig activity.

Revenue by reportable segment for nine months ended October 31, 2014 is discussed in detail below.

North America

Our North American segment revenue increased $12.2 million, or 5.7%, as a result of the increase in rental and sales revenue of $10.1 million and $2.3 million, respectively. The increase in North American rental revenue was partially offset by a decrease in service revenue of $0.3 million. The increase in total North America revenue was primarily due to increased revenue from construction, terminal/pipeline, chemical, power, refinery, and environmental remediation customers by $19.3 million, or 17.0%. The increase was partially offset by a decline of revenue from oil and gas by $7.1 million, or 13.0%. The decline in oil and gas revenue was due to the factors mentioned in our Consolidated Revenue discussion above.

Rental Revenue

Rental revenue increased by $10.1 million, or 6.1%, during the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013. The increase in rental revenue was primarily a result of the 5.2% increase in the average number of rental units, partially offset by a 0.3% decrease in average daily rental rate and a 10 basis point decrease in average utilization. Our average number of rental units increased 1,185 units, or 5.2%, on October 31, 2014 from 22,799 units on October 31, 2013, as we made $27.8 million of capital expenditures in our North American Segment during the nine months ended October 31, 2014. The decrease in the average daily rental rate was negatively impacted in part by mix as a higher portion of our rental revenue was driven by the rental of equipment categories with lower rental rates. In addition to the above, re-rent revenue increased $2.2 million due to an increase in our rental of third-party rental equipment.

Sales Revenue

Sales revenue increased by $2.3 million, or 14.9%, during the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013 primarily due to increased sales of filtration equipment and media, as well as pumps. We have increased our inventory of pump parts, shortening the time to fill customer pump orders, resulting in additional pump revenue opportunities.

Service Revenue

Service revenue decreased by $0.3 million, or 0.9%, during the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013. The decrease in service revenue was primarily driven by a decrease in the movement of our rental equipment fleet.

Europe

Total revenue from our European segment increased by $3.6 million, or 16.6%, during the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013. The increase in European revenue was primarily due to increased revenues from environmental remediation customers of $1.1 million, or 27.0%, chemical and industrial services of $2.8 million, or 31.4%, and oil and gas customers of $1.0 million, or 67.4%. The increase in revenue was the result of branch expansion, further market penetration into existing markets, and growth in revenues from existing customers. The increase was partially offset by lower revenue from refinery and terminal/pipeline customers of $1.7 million, or 34.5%.

Rental Revenue

Rental revenue increased by $3.6 million, or 18.2%, during the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013. The increase in rental revenue was primarily due to a 23.8% increase in the average number of rental units and a 13.0% increase in the average daily rate, partially offset by a decrease in utilization. Utilization decreased as a result of the increase in rental units and the initiation of fewer refinery maintenance projects during the nine months ended October 31, 2014. The available rental fleet increased by 239 units, from 1,006 units on October 31, 2013, as we continue to invest capital to improve market penetration and support our branch expansion. Rental revenue from bulk items increased $1.0 million due primarily to higher demand for pipes, hoses, fittings, and other items. The above increase also included a $0.5 million favorable impact on revenue as a result of the Euro strengthening against the dollar.

Sales Revenue

Sales revenue during the nine months ended October 31, 2014 decreased slightly compared to the nine months ended October 31, 2013. As a result, sales revenue did not contribute significantly to the change in total European revenue.

Service Revenue

Service revenue for Europe increased slightly during the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013. As a result, service revenue did not contribute significantly to the change in total European revenue.

Operating Expenses

Consolidated Operating Expenses

Total operating expenses during the nine months ended October 31, 2014 increased by $16.1 million, or 7.6%, compared to the nine months ended October 31, 2013. The increase was primarily attributable to increased operating expenses of $13.3 million, or 6.7%, in North America, which is discussed in detail below. The increase in North American operating expenses was compounded by our European segment which increased operating expenses by $2.8 million, or 19.0%, compared to the nine months ended October 31, 2013. The North American and European segments do not include an allocation of all inter-segment expenses.

North America

Total operating expenses during the nine months ended October 31, 2014 were $210.5 million, an increase of $13.3 million, or 6.7%, compared to the nine months ended October 31, 2013. The increase was primarily attributable to the following:

•	$4.5 million increase within rental expenses driven by the increases in rental revenue.

•
$2.7 million increase in employee related expenses primarily due to a $4.0 million increase in payroll and payroll-related costs, a $2.3 million increase in insurance expenses and a $0.3 million increase in stock-based compensation expense. The increase in payroll and payroll-related costs was driven by an increase in headcount of 45 additional employees, or 5.1%, from 886 employees on October 31, 2013 to 931 employees on October 31, 2014. The increase in insurance expense was driven by higher costs due to a change from self-insured to fully-insured health plans and increased premiums related to our new insurance carrier. The increase in stock-based compensation was driven by additional expense of $0.5 million related to the remeasurement of our stock options accounted for as liability awards. These increases were partially offset by a $2.0 million decrease in severance expenses, and a $2.1 million decrease in bonus expense. The decrease in severance expenses was a result of former members of management that left the Company during the prior fiscal period. The decrease in bonus expense was the result of our operating results, which were below plan.

•	$2.6 million increase in depreciation and amortization as we increased our investment in rental fleet during the prior twelve months.

•
$2.3 million increase in facility expenses due to increases of $1.0 million in rent expense, $1.0 million of data processing expense, and a $0.4 million increase in property tax expense during the nine months ended October 31, 2014 compared to the nine months ended October 31, 2013. The increase in rent was primarily attributable to increased rental rates for various branches. The increase in data processing was due to costs related to corporate initiatives to improve certain business processes. The increase in property tax expense was due to an additional charge related to a property tax audit.

•
$1.3 million increase in other operating expenses due to increases in bad debt of $0.4 million, advertising expenses of $0.4 million, travel expenses of $0.3 million, relocation expenses of $0.3 million and various other expenses of $0.7 million. During the nine months ended October 31, 2013, we experienced better than expected collection of receivables. As a result, bad debt expense during the nine months ended October 31, 2014 increased compared to the same period in the prior year. The increase in advertising expense was due to increased costs related to trade shows and promotions. The increase in travel expenses was due to travel costs related to the expansion of Canada and corporate initiatives. Relocation expenses increased due to the move of our corporate office from California to Texas. The increases were partially offset by a $0.8 million decrease in recruitment expenses due to higher search fees incurred to fill certain key management positions during the prior fiscal period.

•	$2.0 million increase in cost of goods sold, which corresponds to the increase in sales revenue and increased fuel costs.

•
$3.4 million increase as a result of impairment of long-lived assets. During the three months ended October 31, 2014, we determined that the decline in the estimated fair value of our stock was a potential indicator of impairment of our long-lived assets. As a result, we assessed our long-lived assets for impairment and wrote down certain assets to estimated fair value by $2.1 million. The remaining $1.3 million of the impairment charge was recorded during the three months ended April 30, 2014 driven by our decision to sell our wholly owned subsidiary in Mexico.

•
Partially offsetting the increases above was a $3.4 million decrease in professional and legal fees due to the additional costs to amend the Credit Facility and consulting fees related to system implementation projects incurred during the nine months ended October 31, 2013, which did not recur during the nine months ended October 31, 2014.

•	$1.1 million decrease in repair and maintenance expenses primarily due to the reduction of certain regulatory compliance costs.

•	$1.1 million increase in gains on the sale of equipment.

Europe

Operating expenses for the European segment during the nine months ended October 31, 2014 were $17.6 million, an increase of $2.8 million, or 19.0%, compared to the nine months ended October 31, 2013. This increase was primarily due to the following:

•	$1.0 million increase in employee related expenses. The headcount in Europe increased by 24 employees, or 30.8%, on October 31, 2014 to 102 employees from 78 employees on October 31, 2013.

•	Depreciation expense increased $0.9 million, as we increased our investment in rental fleet during the prior twelve months.

•	$0.3 million increase in loss on the sale of equipment.

•	$0.2 million increase in facility expenses, primarily due to the expansion of our branch network.

•	Rental expenses increased $0.2 million driven by the increase in rental revenue.

 Other Expenses, Net

Consolidated

Other expenses, net during the nine months ended October 31, 2014 decreased by $2.2 million, or 6.5%, to $31.8 million from $34.0 million during the nine months ended October 31, 2013. This decrease was mainly due to a $3.0 million loss on the extinguishment and modification of debt recorded during the nine months ended October 31, 2013 related to the amended Credit Facility. The above decrease was partially offset by an increase of $1.2 million in interest expense due to the $35 million incremental term loan as a result of the Second Amendment to the Credit Facility. Refer to Note 9, “Debt” of the notes to the consolidated condensed financial statements for further details.

Income Tax Benefit

Income tax benefit during the nine months ended October 31, 2014 increased by $2.9 million, to a benefit of $5.2 million from a benefit of $2.3 million during the nine months ended October 31, 2013. The tax benefit increase was primarily due to a change in the estimated forecast of pre-tax book income and loss for each respective jurisdiction and a discrete item primarily related to future benefit of bad debt impairment recorded during the three months ended July 31, 2014 and other discrete items impacting both periods.

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

On October 31, 2014 and January 31, 2014, our cash and cash equivalents by geography were the following:

(In thousands)	October 31, 2014	January 31, 2014	$ Change	% Change
United States	$13,443	$20,930	$(7,487)	(35.8)%
Europe	5,275	3,041	2,234	73.5%
Mexico (1)	—	419	(419)	(100.0)%
Canada	1,083	1,146	(63)	(5.5)%
Total cash and cash equivalents	$19,801	$25,536	$(5,735)	(22.5)%

(1)	On July 1, 2014 we sold our wholly owned Mexican subsidiary.

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

We have not made long-term commitments to purchase equipment. Additionally, the period of time between when we place an order for equipment and when we begin to receive it is typically two to four months. This ordering process enables us to quickly reduce our capital spending during periods of economic slowdown. During periods of expansion, we fund our investments in equipment utilizing our cash flow from operations or borrowings. Management believes our cash flow from operations and the amounts available under the Credit Facility will be sufficient to fund our current operating needs and capital expenditures for at least the next 12 months.

Debt

Credit Facility

On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility ($45.0 million available on October 31, 2014) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”) (See Note 9, “Debt.”).

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

On October 31, 2014, we did not have an outstanding balance on the revolving loan; therefore, on October 31, 2014, we were not subject to a leverage test. Additionally, on October 31, 2014, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

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

Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. We amortized $0.7 million and $0.6 million of deferred financing costs during three months ended October 31, 2014 and October 31, 2013, respectively, and $1.9 million and $1.8 million during the nine months ended October 31, 2014 and October 31, 2013, respectively.

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

Interest and Fees

Interest and fees related to our Credit Facility and the Notes were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Credit Facility interest and fees (weighted average interest rate of 4.25% and 4.25%, respectively, and 4.25% and 4.27%, respectively) (1)	$4,928	$4,560	$13,131	$13,585
Notes interest and fees (2)	5,227	5,204	17,180	15,595
Total interest and fees	$10,155	$9,764	$30,311	$29,180

(1)	Interest on the Amended Senior Term Loan is payable quarterly based upon an interest rate of 4.25%.

(2)	Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt

On October 31, 2014, the schedule of minimum required principal payments relating to the Amended Senior Term Loan and the Notes for each of the twelve months ending January 31 are due according to the table below:

(In thousands)	Principal Payments on Debt
Remainder of the fiscal year ending January 31, 2015	$1,040
2016	4,163
2017	4,163
2018	4,163
2019	4,163
Thereafter	634,414
Total	$652,106

Sources and Uses of Cash

Our sources and uses of cash for selected line items in our consolidated condensed statement of cash flows were as follows:

	Nine Months Ended
(In thousands)	October 31, 2014	October 31, 2013	$ Change

Net loss	$(3,525)	$(8,342)	$4,817
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts, net	686	596	90
Share-based compensation expense	2,218	1,905	313
Loss on sale of subsidiary	99	—	99
Gain on sale of equipment	(2,187)	(1,381)	(806)
Depreciation and amortization	49,826	46,261	3,565
Amortization of deferred financing costs	1,942	1,754	188
Deferred income taxes	(4,464)	(1,205)	(3,259)
Amortization of above-market lease	(522)	(513)	(9)
Loss on extinguishment and modification of debt	—	2,999	(2,999)
Impairment of long-lived assets	3,364	—	3,364
Changes in assets and liabilities:
Accounts receivable	(11,768)	(8,425)	(3,343)
Inventories, net	(1,943)	(1,215)	(728)
Prepaid expenses and other assets	557	(2,042)	2,599
Accounts payable and other liabilities	(7,967)	1,843	(9,810)
Cash provided by operating activities	$26,316	$32,235	$(5,919)
Cash used in investing activities	(26,606)	(41,049)	14,443
Cash used in financing activities	(4,839)	(3,347)	(1,492)
Effect of foreign currency translation on cash	(606)	167	(773)
Net decrease in cash and cash equivalents	$(5,735)	$(11,994)	$6,259

Cash Provided by Operating Activities

Cash flow from operations during the nine months ended October 31, 2014 totaled $26.3 million, a decrease of $5.9 million compared to the nine months ended October 31, 2013. This decrease was primarily related to the following:

•
The change in accounts payable and other liabilities resulted in a $9.8 million decrease to cash provided by operating activities which was primarily due to reduced capital expenditures compared to the prior fiscal period.

•
The loss on extinguishment and modification of debt resulted in a $3.0 million decrease to cash provided by operating activities as a result of the amended Credit Facility during the nine months ended October 31, 2013. Refer to Note 9, “Debt” of the notes to the consolidated condensed financial statements for further details.

•
The change in accounts receivable resulted in a $3.3 million decrease to cash provided by operating activities primarily as a result of the increase in total revenue of 6.7% compared to the nine months ended October 31, 2013. Our days-sales-outstanding during the three months ended October 31, 2014 and October 31, 2013, was 77.9 and 74.0, respectively.

•
The change in inventories resulted in a $0.7 million decrease to cash provided by operating activities as total inventories increased 33.8% during the nine months ended October 31, 2014, primarily as a result of our acquisition of Kaselco during the fourth quarter of fiscal year 2014.

•	The change in deferred income taxes resulted in a $3.3 million decrease to cash provided by operating activities.

•	The change in gain on sale of equipment resulted in a $0.8 million decrease.

The decreases above were partially offset by the following:

•	Net loss decreased $4.8 million, from a net loss of $8.3 million during the nine months ended October 31, 2013 to a net loss of $3.5 million during the nine months ended October 31, 2014.

•
The change in share-based compensation expense resulted in a $0.3 million increase, primarily due to additional expense of $0.5 million related to the remeasurement of our stock options accounted for as liability awards.

•	The change in depreciation and amortization resulted in a $3.6 million increase, primarily due to asset purchases during the nine months ended October 31, 2014.

•
The change in prepaid expenses and other current assets resulted in a $2.6 million increase to cash provided by operating activities primarily as a result of lower prepaid insurance and vendor deposits.

•
The change in impairment of long-lived assets resulted in a $3.4 million increase to cash provided by operating activities. During the three months ended October 31, 2014, we determined that the decline in the estimated fair value of our stock was a potential indicator of impairment of our long-lived assets. As a result, we assessed our long-lived assets for impairment and wrote down certain assets to estimated fair value by $2.1 million. The remaining $1.3 million of the impairment charge was recorded during the three months ended April 30, 2014 driven by our decision to sell our wholly owned subsidiary in Mexico.

Cash Used In Investing Activities

Cash used in investing activities consists of cash used to purchase property and equipment, partially offset by proceeds from the sale of equipment from our rental fleet. Purchases of property and equipment totaled $29.8 million and $44.0 million during the nine months ended October 31, 2014 and October 31, 2013, respectively. Proceeds from equipment sales totaled $3.1 million and $3.0 million during the nine months ended October 31, 2014 and October 31, 2013, respectively. We will continue to monitor our capital expenditures to support our branch expansion and to address demand in our key markets.

Cash Used In Financing Activities

Cash used in financing activities during the nine months ended October 31, 2014 increased $1.5 million compared to the nine months ended October 31, 2013. This increase was primarily due to a $1.7 million return of capital from BakerCorp International Holdings, Inc. for stock options exercised and an increase of $0.2 million in repayments on long-term debt for our Credit Facility, offset by a reduction of $0.5 million in payments for deferred financing fees. During the nine months ended October 31, 2013, cash used in financing activities was impacted by $0.5 million of professional fees that were included as deferred financing costs as a result of the amended Credit Facility. Refer to Note 9, “Debt” of the notes to the consolidated condensed financial statements for further information.

Effect of Exchange Rate Changes on Cash

The effect of foreign currency translation on cash resulted in a $0.6 million decrease to cash and cash equivalents during the nine months ended October 31, 2014.

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

On October 31, 2014, there were seven swap agreements with a total notional amount of $221.0 million outstanding, six with a five-year term and a notional value totaling $150.0 million with a fixed rate of 2.3%, and one with a three-year term and a notional amount totaling $71.0 million with a fixed rate of 1.6%, which will be reduced to $64.0 million on July 31, 2015, before it terminates on July 29, 2016. On October 31, 2014 and January 31, 2014, the liability recorded related to interest rate swaps was $3.1 million and $4.0 million, respectively, with no unrealized gain or loss recorded in the consolidated condensed statements of operations for the ineffective portion of the change in fair value of the interest rate swap agreements.

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

Off-Balance Sheet Arrangements

On October 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three months ended October 31, 2014 to the items that we disclosed as our critical accounting policies, estimates, and judgments included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

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

•	Continuing or sustained decline in oil prices and/or natural gas prices at or below current levels could have a negative impact on our operating results.

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

Impact of Foreign Currency Rate Changes

We currently have branch operations outside the United States, and our foreign subsidiaries conduct their business in local currency. Our operations in Canada are denominated in the Canadian dollar, operations in the Netherlands, Germany and France are denominated in the Euro, and operations in the United Kingdom are denominated in the British pound sterling. Likewise, we pay our expenses in the local currencies, described above, in the areas in which we operate. We are exposed to foreign exchange rate fluctuations as the financial results of our non-United States operations are translated into U.S. dollars. Based upon the financial results of our international operations during the period relative to the Company as a whole, a 10% change in the exchange rates would not have a material impact on our after-tax earnings.

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

Item 4. Controls and Procedures

The Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2014. There have been no changes in our internal control over financial reporting during the three months ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BAKERCORP INTERNATIONAL, INC.

Date:	December 15, 2014	By:	/s/ Robert Craycraft
Robert Craycraft
President and Chief Executive Officer

		By:	/s/ Raymond Aronoff
Raymond Aronoff
Chief Financial Officer/Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document