Form 10-K
period 2015-01-31
BakerCorp International, Inc.
filed 2015-04-20
CIK 1550377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________________________________
FORM 10-K
 ___________________

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

There is no public market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, par value $0.01 per share, outstanding on April 8, 2015.

_________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:

Certain exhibits are incorporated in Item 15 of this Annual Report by reference to other reports and registration statements of the registrant which have been filed with the Securities and Exchange Commission.

BAKERCORP INTERNATIONAL, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended January 31, 2015

INTRODUCTION
Industry Data
Industry and market information within this annual report on Form 10-K includes estimates based upon certain assumptions and our knowledge of the industry and market in which we operate. Our estimates involve risks and uncertainties and are subject to changes based on various factors, including those discussed under “Risk Factors” in this annual report on Form 10-K.
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

•
our “credit facilities” refers to our senior secured term loan facility and revolving credit facility, as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Credit Facility” ;

•	the “Notes” or “notes” means our senior unsecured notes due 2019;

•	“Permira IV” refers to Permira IV Continuing L.P.1, Permira IV Continuing L.P.2, Permira Investments Limited, and P4 Co-Investment L.P.;

•	“Sponsor” refers to Permira Advisers L.L.C., an advisor to the Permira funds, including Permira IV;

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

Cautionary Note Regarding Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements. Statements that are not historical in nature are considered to be forward-looking statements. They include statements regarding our expectations, hopes, beliefs, estimates, intentions or strategies regarding the future. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “look forward to,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements should be read in conjunction with the risks and other factors included under “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our forward looking statements are expressed in good faith. We believe we have a reasonable basis to make these statements based upon our examination of historical operating trends in the industry and data contained in our records and from third parties. However, there can be no assurance that our expectations, beliefs or projections will be achieved.
The forward-looking statements set forth in this annual report on Form 10-K may include , among other things, statements regarding future commodities prices and costs, production volumes, industry trends, achievement of revenue, profitability and net income in future quarters, future prices and demand for our products and services, estimated cash flows and sufficiency of cash flows to fund capital expenditures. Important factors that could cause actual results to differ materially from the forward- looking statements include, but are not limited to, the following:

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

•	Changes in the many laws and regulations to which we are subject in the United States, Europe and Canada or our failure to comply with them, could materially adversely affect our business.

•	We have operations outside the United States. As a result, we may incur losses from currency fluctuations.

•	Turnover of our management and our ability to attract and retain other key personnel may affect our ability to efficiently manage our business and execute our strategy.

•	If our employees should unionize, this could impact our costs and ability to administer our business.

•	We are exposed to a variety of claims relating to our business, and our insurance may not fully cover them.

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

PART I

Item  1. BUSINESS
BakerCorp International, Inc. began operations in 1942 and was reincorporated in Delaware on September 13, 1996. We are a provider of liquid and solid containment solutions operating within the specialty sector of the broader industrial services industry. Throughout our operating history of over 70 years, we have developed a reputation for delivering quality containment equipment and services to a broad range of customers across a wide variety of end markets. We maintain a large and diverse rental fleet consisting of more than 25,000 units on January 31, 2015. Our fleet includes steel tanks, polyethylene tanks, modular tanks, roll-off boxes, pumps, pipes, hoses and fittings, filtration units, tank trailers, berms, and trench shoring equipment.
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
We provide our containment solutions in the United States through a national network with the capability to serve customers in all 50 states. In addition, we operate international locations in Europe and Canada. We provide a broad range of products in the liquid and solid containment market. This scale allows us to optimize our fleet utilization and adjust to variations in regional supply and demand by rebalancing our equipment portfolio to target the most attractive opportunities by industry or geography. We have a proven track record of leveraging our branch network to serve customers requiring nationwide service.
We provide our containment solutions to a diverse set of over 5,500 customers. We serve customers in over 15 industries, including industrial and environmental remediation, refining, environmental services, construction, chemicals, transportation, power, municipal works, and oil and gas. We work with our customers to deliver a mix of our products and services for a wide variety of applications, such as:

•	maintenance and cleaning of industrial process equipment;

•	temporary groundwater storage and treatment;

•	storage and disposal of solids in environmental remediation;

•	filtration of hydrocarbons from liquid and vapor effluent;

•	mixing and moving viscous materials in cleaning oil storage tanks;

•	filtration of sediment from storm water runoff;

•	liquid storage and transfer for pipeline repair and testing;

•	bypassing sewer and water lines for rehabilitation and installation;

•	shoring of trenches and excavations;

•	separation of liquids from solids in municipal and industrial waste;

•	fluid movement and temporary storage in response to emergency spills or adverse weather; and

•	storage and movement of water for the extraction of oil and gas.

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

Business Strategy
We believe that we have the opportunity to capitalize on a number of growth initiatives to increase the breadth of the services we offer and differentiate our products and services. Certain key elements of our long-term strategy are described in greater detail below:

•
Address Increasing Levels of Demand in Key End Markets and Industries. We have historically experienced high demand for our products and services when our key customers in the refining, chemicals, power generation and other industrial sectors benefit from improving economic conditions. We believe there is growth potential in certain end markets driven by long term trends. For instance, the 2011 U.S. Environmental Protection Agency’s national assessment of public water system infrastructure showed a total capital improvement need of $384.2 billion through December 31, 2030. Our products and services can be utilized to help address the critical need to upgrade the United States’ aging sewer and water system infrastructure through extensive improvement projects.

•
Continue to Gain Market Share from the Packaging of Our Products and Services as a Comprehensive Offering. As one of the largest specialty rental companies in our market, we have one of the largest branch networks with a broad equipment and service offering. We distinguish ourselves from our competitors and build customer loyalty by leveraging our branch network to provide differentiated services to our customers.

•
Extend Our Product Offerings Across Our Existing Network and Introduce Additional Product Lines. Introduction, expansion and roll-out of complementary product lines have been a source of our historical growth. We believe we have an opportunity to increase revenue by (i) increasing the penetration in branches of certain product lines where these products are currently offered, (ii) extending our product lines to branches across our geographic network and (iii) introducing additional product lines to provide our customers with a more comprehensive solution.

•
Expand Geographically and Develop New End Markets. We have a history of opening new branches within North America and Europe and generating profitable growth. We have historically introduced our products and services and at times have increased our penetration in new industries with this strategy. We believe there is an opportunity to continue to open new branches in Europe and in certain underserved regions of North America.

•
Deepen Our Customer Relationships and Increase Strategic Accounts Penetration. Our Strategic Accounts team works directly with key decision makers at our largest customers to understand their organizations’ goals and objectives, customize a program that increases our role in managing their equipment and increase the depth and scope of our relationship. We believe we can use this program to further penetrate our customer base as well as enhance the services we provide.

•
Pursue Selected Acquisitions. Our markets remain fragmented and have historically presented numerous attractive acquisition candidates. We intend to pursue potential acquisitions that offer complementary products and services or expand our geographic footprint.

Products
We believe our fleet and ancillary service offerings provide us with a competitive advantage. We are able to meet a wide variety of application needs, ensure that we possess sufficient inventory to meet the customer’s needs on a one-stop basis, and reallocate fleet among branches to target the most attractive opportunities. Our equipment fleet generally has long depreciable lives and our customers do not differentiate our equipment by age.

The following table provides the primary applications for each of our product categories.

Key Product Areas	Primary Applications
Steel Containment	Storage of groundwater, frac water, fresh water, wastewater, volatile organic liquids, sewage, slurries and bio-sludge, oil/water mixtures, virgin and spent chemicals.
Non-Steel Containment	Storage of acids, chemicals, caustics, storm water, groundwater and wastewater.
Roll-Off and Specialty Boxes	Storage of solid waste, separation of solids and liquids.
Pumps, Pipes, Hoses and Fittings	Liquid handling for storm water, tank cleaning, groundwater, sewage bypass, industrial slurries and drainage, and oil and gas fracking and scavenging.
Tank Trailers	Storage and transportation of finished/intermediate products, caustics and acids, chemicals, off-spec products and waste streams.
Secondary Containment	Secondary spill containment for tank and pump products.
Filtration Units	Removal of particulate matter and other chemicals from storm water run-off or groundwater for re-introduction of this water back into a drainage system or stream.
Trench Shoring	Support and protective systems for trenches, excavations and building foundations.

Re-Rental of Third Party Products
At times, we are not able to address our customers’ demand for containment solutions with our available equipment particularly when customers require specialty equipment that we do not stock on a regular basis. In these circumstances, we often provide our customers equipment by renting it from third parties and deploying it as part of the overall solution we deliver. Revenue from the re-rental of equipment generally yields a lower profit margin than the rental of our own equipment due to the additional costs associated with renting the equipment from third parties, such as rental fees, additional transportation and potential repair costs.

Branch Network/Operations
We operate through a network of locations in the United States with additional locations in Europe and Canada. Our U.S. locations include various branches, satellite yards, and our global corporate headquarters.
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

Segments
We have two reportable segments, North America and Europe, which are based on our geographical areas of operations. For financial information relating to our two reportable segments, see Note 13, “Segment Reporting” of the “Notes to Consolidated Financial Statements” included in Item 8 of this annual report on Form 10-K. The North American segment consists of operations located in the United States and Canada. Also included in our North American segment are the results of our operations related to our Mexican subsidiary, which we sold on July 1, 2014. See Note 18, “Loss on the Sale of a Subsidiary” of the “Notes to Consolidated Financial Statements” included in Item 8 of this annual report on Form 10-K for further details. The European segment consists of operations located in France, Germany, the Netherlands, the United Kingdom, and Poland.

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
Within each geographical region of our North American segment, our branches have similar economic and operational characteristics including:

•	similar products and services;

•	similar operational policies and procedures;

•	Strategic Accounts customers with pricing and contractual terms established centrally and administered at the local branches;

•	equipment that is frequently purchased through a centralized corporate procurement function; and

•	shared employees and other resources.

Similarly, in Europe we have designed our equipment to be compatible with the most stringent laws in the European Union. Our equipment in the United States would not be suitable for use in our European business. We have not, and have no plans to, transfer assets from North America to Europe.
Our satellite yards serve as an initial step in our entrance into a new geography or as a permanent arrangement to optimize fleet transportation cost, utilization and response time. A satellite yard operates as an efficient means to serve a developing customer base, often in an area that is located a significant distance from an existing branch. If a satellite yard develops sufficient scale, we evaluate whether to convert it into a branch location.
The local branches’ operations are supported by a central corporate function. Corporate functions include legal, product development and engineering, purchasing, quality and safety programs, design and compliance, training, fleet management, human resources, central dispatch, transportation and logistics, information systems, finance and accounting, sales and marketing, business development and Strategic Accounts management.

International Operations
Financial information relating to our international operations for fiscal years 2015, 2014 and 2013 is incorporated by reference to Note 13, “Segment Reporting” of the “Notes to Consolidated Financial Statements” included in Item 8 of this annual report on Form 10-K.

Sales and Marketing
    We serve our customers with Strategic Accounts and/or local sales representatives to meet their specific needs. Our high level of commitment is available to customers 24 hours a day, 365 days a year. In addition, our drivers not only deliver equipment to customer sites but also assist in setting up the equipment.

 Rental Arrangements and Policies
We enter into rental agreements with our customers based on either our standard set of terms and conditions or specific terms negotiated with a particular customer. For Strategic Accounts customers (described below), pricing and contractual terms are established centrally for all branches. We set our rental prices based on daily, weekly or monthly rates and bill customers for the equipment use and any necessary repairs or maintenance resulting from misuse of the equipment. Through our contracts and our Quality Management System (“QMS”), we emphasize that the customer is responsible for all materials used in conjunction with our equipment. Specifically, we deliver clean and empty equipment to a customer site, and the customer is responsible for emptying and cleaning the equipment before having it retrieved by our drivers; however, in certain circumstances, we transport empty steel tanks to third party facilities for cleaning on behalf of our customers. We are not obligated to accept a piece of equipment that has not passed an inspection for cleanliness, as set forth in our QMS. This requirement is important, as we believe it serves to limit our exposure to environmental liability.

Customers
We serve over 15 industries, including industrial and environmental remediation, refining, environmental services, construction, chemicals, transportation, power, municipal works, and oil and gas. We believe that our revenue benefits from low customer concentration, diversity of end markets; and long-standing relationships.

None of our top ten customers during fiscal year 2015 composed greater than 10% of our revenue.

Strategic Accounts Program
We utilize a Strategic Accounts Program to manage our key customer relationships. Our Strategic Accounts team works directly with key decision makers for each of these accounts to establish service standards and pricing across all branches. We have classified customer relationships as “Strategic Accounts” based on their size and potential for growth as a means to strengthen our relationships with these customers.
Based upon comprehensive customer analysis, our Strategic Accounts managers develop strategic account plans, including key relationship management, product and service options, and customer retention programs. These managers may also develop key performance metrics with the customer and coordinate the branch and executive resources to execute this strategy. Our Strategic Accounts generated approximately 31%, 29% and 33% of our consolidated revenue during fiscal years 2015, 2014 and 2013, respectively.

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
We budget for investments in replacement and growth capital during an annual planning process. Short production lead times (and the ability to transfer equipment to meet temporary shortages) allow us to purchase equipment only when our need is relatively clear. As a result, actual investment may be higher or lower than the annual plan, as necessary, to optimize overall fleet utilization.

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

We are focused on ensuring a safe and healthy working environment for our employees. We develop and implement policies, programs and procedures to govern and promote workplace safety, including regular management safety reviews, weekly branch safety training sessions and a disciplinary action program for incidents that result from non-compliance with our safety program. BakerCorp has developed a safety culture based on leading indicators and enhanced incident prevention programs.

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

Employees
We employed 1,068 full-time personnel on January 31, 2015, including 567 hourly employees and 501 salaried employees. On January 31, 2015, our employees were composed of 886 field and 182 corporate and senior management employees. On January 31, 2014, we employed 951 full-time personnel, including 532 hourly employees and 419 salaried employees. Our employees were composed of 801 field and 150 corporate and senior management employees. The increase in the number of employees has been driven by our continued investment in our products and services, branch network infrastructure, and systems. We believe we have good relations with our employees. None of our employees are represented by labor unions.
Training and education are an integral part of our daily operations and a core element of our competitive advantage. Through our education and technical programs, we seek to train employees to properly operate and maintain our equipment and service fleet, advise customers on desired technical solutions, promote a safe work environment, devise strategic sales plans, provide customer service, develop new products and applications, and manage and support a profitable workplace. Our education programs include customized classroom training at our central education campus, specialized training conducted in the field on a regional basis, web-based programs, third party training, and self-directed training.

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

Under certain laws and regulations, such as the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 (“CERCLA”), known as the Superfund law, the obligation to investigate and remediate contamination at a facility may be imposed on current and former owners or operators of that facility or on persons who may have sent or arranged to send hazardous waste to that facility for disposal. Liability under these laws and regulations may be imposed jointly and severally without regard to fault or to the legality of the activities giving rise to the contamination. Under these laws, we may be liable for, among other things, (i) fines and penalties for non-compliance, and (ii) the cost of investigating and remediating any contamination at a site where we operate, where our equipment is used, or disposal sites to which we may have sent, or arranged to send, hazardous waste in the past, regardless of fault. Our customers often use, dispose of, and store and dispense solid and hazardous waste, wastewater, petroleum products, and other regulated materials in connection with the use of our equipment. While we have a policy, with certain limited exceptions, to require customers to return tanks and containers clean of any substances, they may fail to comply with these obligations.
Approximately 20.4% and 23.3% of our total revenue during fiscal years 2015 and 2014, respectively, was related to assisting customers in extracting oil and natural gas. A significant portion of this revenue involves renting equipment to customers that use the hydraulic fracturing, or “fracking,” method to extract natural gas. This method uses a comparatively high amount of water and other liquids and accordingly requires a more intensive use of the products we rent to customers. This method has been the subject of scrutiny by several states, local communities, the Federal government, foreign jurisdictions, and advocacy groups regarding its impact on the environment. The U.S. Environmental Protection Agency (the “EPA”) is studying the potential adverse effects that hydraulic fracturing may have on the environment and public health and is considering or has issued regulations or guidance regarding certain aspects of the process, including the sourcing of water, underground injection of fracturing liquids containing diesel fuel, wastewater and storm water disposal, the on-site storage of fracturing liquids, and air emissions. The Bureau of Land Management recently issued a final rule applicable to hydraulic fracturing on federal and Indian land that requires, among other things, oil and natural gas operators to disclose the chemicals used in hydraulic fracturing operations, guarantee the safe construction of wells, take measures to lower the risk of cross-well contamination with chemicals and fluids, and improve their handling of wastewater. In addition, from time to time, legislation is introduced in Congress that could result in additional regulatory burdens such as permitting, construction, financial assurance, monitoring, recordkeeping, and plugging and abandonment requirements. State, local, and foreign governments have also begun to regulate hydraulic fracturing. Several states have implemented or are considering rules that require operators to disclose the types of chemicals used in fracking fluids injected into natural gas wells or to impose other requirements on hydraulic fracturing operations. In December 2014, the Governor of New York State announced that a de facto moratorium on issuing drill permits for horizontal gas drilling and high-volume hydraulic fracturing that had been in place since 2008 in New York will be made permanent based on studies on the adverse impact of the practice on human health and the environment. Similar bans and moratoria are being considered or have been implemented by other state and local governmental authorities in Texas, California, New Mexico, Illinois, and Ohio. Many of these voter-approved bans are being contested, with courts weighing the competing interests of municipalities using zoning ordinances to regulate land use within their jurisdictions against state licensing and permitting schemes intended to regulate the use of natural resources within the state’s border. On a regional level, an indefinite moratorium is in effect in the Delaware River Basin Commission’s (“DRBC”) “Special Protection Waters” watershed until the DRBC finalizes rules regulating hydraulic fracturing.
Internationally, Quebec’s temporary moratorium on horizontal hydraulic fracturing drilling for natural gas, which has been in effect since April 2012, may be permanently imposed based on findings of a study conducted by the province’s environmental review board, while Nova Scotia, Newfoundland and Labrador have also adopted moratoria varying in scope. In Europe, Wales, Scotland, Germany, France and Bulgaria have all banned the practice. Other countries and foreign municipalities are also considering or have implemented bans, moratoria or other regulations. Several private lawsuits have been filed asserting that chemicals used in certain hydraulic fracturing operations have resulted in the contamination of soil and groundwater of nearby landowners and drinking water facilities. These regulatory and legal developments could lead to a curtailment of hydraulic fracturing or make it more expensive to conduct and, as a result, materially adversely affect our pricing or the demand for our services. In addition, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental equipment. This could materially and adversely affect our current revenue and operating results and our prospects for revenue growth.

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
We operate trucks and other heavy equipment associated with many of our service offerings. We therefore are subject to regulation as a motor carrier by the United States Department of Transportation and by various state agencies and their foreign equivalents, whose regulations include certain permit requirements of state or provincial highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, driver fitness and qualifications, safety, equipment testing and specifications and insurance requirements. In particular, the Federal Motor Carrier Safety Administration (“FMCSA”) implemented the Comprehensive Safety Accountability operational model in 2010, which evaluates driver behavior in six different on-road safety categories. If a company falls into the bottom quartile in any category, the FMCSA will send that company a warning letter. There are no penalties associated with this warning letter other than increased roadside inspections; however, if a company had received such a letter and did not improve its safety performance, there could be further scrutiny of its operations in the future, including investigations of safety practices and imposition of a cooperative safety plan. In severe instances, the FMCSA could issue notices of violations imposing civil penalties or even order us to cease all motor vehicle operations. We currently operate under the highest safety/compliance rating (Satisfactory) available from the FMCSA, which was issued to our company by the FMCSA on April 16, 1991 and subsequently confirmed by the FMCSA on its review of BakerCorp’s safety rating in 2007. The Company’s scores under the FMCSA’s new CSA 2010 system as of the last monthly report of February 20, 2015 are below the investigation thresholds currently used by the FMCSA to identify motor carriers for audit and intervention. In summary, we have, and continue to implement, policies and procedures to ensure substantial compliance with all applicable FMCSA regulations and initiatives, and our efforts in this regard are reflected in our good compliance history with this federal agency. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations by requiring changes in fuel emissions limits, the hours of service (“HOS”) regulations, limits on vehicle weight and size and other matters, including safety requirements. HOS rules that restrict the amount of time a driver may drive or work in any specific time period went into full effect on July 1, 2013, and reduced by 12 hours (from 82 hours within a seven day period to 70 hours), the maximum number of hours a truck driver can work within a week, and also implemented a mandatory rest requirement period as part of its “34-hour restart” provision. The final HOS rule retained the prior 11-hour daily driving limit, but trucking companies that allow drivers to exceed the 11-hour driving limit face severe fines and penalties. During July 2012, President Obama signed into law a new two-year transportation reauthorization bill, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”; P.L. 112-141), which directs FMCSA to begin 29 new rulemakings within 27 months and initiate several studies, authorizes increased enforcement penalties and imminent hazard authority for unsafe property carriers, including impoundment, and imposes new notification requirements on carriers. Pursuant to MAP-21, by September 2015 the FMCSA intends to publish a final rule mandating electronic logging devices (“ELDs”) for all interstate carriers currently subject to record keeping requirements for its HOS regulations, along with a rule requiring the FMCSA to adopt regulations preventing motor carriers from coercing commercial motor vehicle drivers from operating commercial motor vehicles in violation of safety standards. Additional regulations that affect transportation are proposed from time to time, including energy efficiency standards for vehicles and emissions standards for greenhouse gases, which may impact our capital expenditure costs and operational costs.

On September 15, 2011, the National Highway Traffic Safety Administration (the “NHTSA”) published its final rule on greenhouse gas emissions and fuel efficiency standards for medium- and heavy-duty trucks effective for model year 2014 that requires significant reductions, ranging from between 10% and 20%, in fuel consumption and greenhouse gas emissions by model year 2018. The standards are tailored to each of three regulatory categories of heavy duty vehicles: (1) combination tractors (semi-trucks or big rigs); (2) heavy duty pickup trucks and vans; and (3) vocational vehicles (delivery trucks, garbage trucks, buses, etc.). We believe we may see an impact in both our truck purchase and maintenance costs since categories (1) and (2) represent a part of our fleet of vehicles used in conjunction with our business. On February 18, 2014, President Obama directed the EPA and the NHTSA to issue the next phase of fuel efficiency and greenhouse gas standards for trucks and other medium and heavy-duty vehicles and have them finalized by March 2016. We cannot predict whether, or in what form, any legislative or regulatory changes applicable to our trucking operations may be enacted and, accordingly, further developments in this area could have material adverse effect on our results of operations or cash flows.
Climate change and its association with the emission of greenhouse gas (“GHG”) is receiving increased attention from the scientific and political communities. Certain states and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on GHG emissions from certain sectors or facility categories or mandating the increased use of electricity from renewable energy sources. Similar legislation has been proposed at the federal level. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted regulations that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHGs from certain stationary sources. Pursuant to two proposed settlement agreements it entered into in December, 2010, the EPA is in the process of finalizing greenhouse gas emission standards, known as New Source Performance Standards (“NSPS”) for certain newly built fossil fuel-fired power plants and intends to publish final rules for both newly constructed and existing power plants by the summer of 2015. The settlement agreements also call for NSPS for greenhouse gas emissions from refineries; however, the EPA may not create a NSPS to address this issue, but rather, may seek to reduce GHG emissions from refineries by regulating other air pollutants, including toxic air emissions and volatile organic compounds. Specifically, on May 15, 2014, the EPA issued a proposed rule placing additional emission control requirements on storage tanks, flares, and coking units at refineries. According to the EPA, if the proposed rule sufficiently reduces GHG emissions from refineries, it may not develop separate NSPSs. In addition, on November 25, 2014, the EPA published a new rule for reporting GHG emissions applicable to the oil and gas sector, which changes the methods for calculating emissions by altering the units of measurement and the equations used for collecting and reporting data, and requiring separate reports for methane, carbon dioxide and nitrous oxide. These actions could increase the costs of operating our businesses, reduce the demand for our products and services, and impact the prices we charge our customers, any or all of which could adversely affect our results of operations. In particular, a large portion of our revenue is generated by customers in the refinery and oil and gas exploration industries; accordingly, any regulatory changes that reduce or increase the cost of the exploration for or refining of petroleum products could materially adversely affect our revenue.

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
Our rental equipment is used in a broad range of industries, including industrial and environmental services, refining, environmental remediation, construction, chemicals, oil and gas, and others, all of which are cyclical in nature. The demand for our rental equipment is directly affected by the level of economic activity in these industries, which means that when these industries experience a decline in activity, there is a corresponding decline in the demand for our products affecting both price and volume. This could materially adversely affect our operating results by causing our revenue, net income and EBITDA to decrease and, because certain of our costs are fixed, our operating margins may also decline. A slowdown in the continuing economic recovery or worsening of economic conditions, in particular with respect to North American industrial activities, construction, and oil and gas industries, could cause further weakness in our end markets and materially adversely affect our revenue and operating results. Furthermore, a disruption in the capital markets in the United States or globally could make it difficult for us to raise the capital necessary to fund our growth and maintain the liquidity necessary for our business operations. Other factors may materially adversely affect one or more of the industries that use our rental equipment and services, either temporarily or long-term, including:

•	a decrease in the price of oil or natural gas or a downturn in the energy exploration or refining industries;

•	a decrease in expected levels of infrastructure spending;

•	a change in laws that affects demand in an industry that we serve;

•	a lack of availability of credit or an increase in interest rates;

•	weather conditions and natural disasters, which may temporarily affect a particular region; or

•	terrorism or hostilities involving the United States, Canada or Europe or that otherwise affect economic activity in a specific industry or generally.

Trends in oil and natural gas prices could adversely affect the level of exploration, development and production activity of certain of our customers and the demand for our services and products.
Demand for our services and products is sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies, regional exploration and production providers, and related service providers. The level of exploration, development and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile.

Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control. Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development and production activity, which could have an adverse effect on our business, results of operations and financial condition. Even the perception of longer-term lower oil and natural gas prices by oil and natural gas companies and related service providers can similarly reduce or defer major expenditures by these companies and service providers given the long-term nature of many large-scale development projects. Factors affecting the prices of oil and natural gas include:

•	the level of supply and demand for oil and natural gas;

•	governmental regulations, including the policies of governments regarding the exploration for, and production and development of, oil and natural gas reserves;

•	weather conditions and natural disasters;

•	worldwide political, military and economic conditions;

•	the level of oil production by non-OPEC countries and the available excess production capacity within OPEC;

•	oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	the cost of producing and delivering oil and natural gas; and

•	potential acceleration of the development of alternative fuels.

Ongoing government review of hydraulic fracturing and its environmental impact could lead to changes to this activity or its substantial curtailment, which could materially adversely affect our revenue and results of operations.
Approximately 20.4% and 23.3% of our total revenue during fiscal years 2015 and 2014, respectively, was related to assisting customers in extracting oil and natural gas. A significant portion of this revenue involves rentals to customers that use the hydraulic fracturing, or “fracking,” method to extract natural gas. This method uses a comparatively high amount of water and other liquids and accordingly requires a more intensive use of the products we rent to customers. This method has been the subject of scrutiny by several states, local communities, the Federal government, foreign jurisdictions, and advocacy groups regarding its impact on the environment. The EPA is studying the potential adverse effects that hydraulic fracturing may have on the environment and public health and is considering or has issued regulations or guidance regarding certain aspects of the process, including the sourcing of water, underground injection of fracturing liquids containing diesel fuel, wastewater and storm water disposal, the on-site storage of fracturing liquids, and air emissions. The Bureau of Land Management recently issued a final rule applicable to hydraulic fracturing on federal and Indian land that requires, among other things, oil and natural gas operators to disclose the chemicals used in hydraulic fracturing operations, guarantee the safe construction of wells, take measures to lower the risk of cross-well contamination with chemicals and fluids, and improve their handling of wastewater. In addition, from time to time, legislation is introduced in Congress that could result in additional regulatory burdens such as permitting, construction, financial assurance, monitoring, recordkeeping, and plugging and abandonment requirements. State, local, and foreign governments have also begun to regulate hydraulic fracturing. Several states have implemented or are considering rules that require operators to disclose the types of chemicals used in fracking fluids injected into natural gas wells or impose other requirements on hydraulic fracturing operations. In December 2014, the Governor of New York State announced that a de facto moratorium on issuing drill permits for horizontal gas drilling and high-volume hydraulic fracturing that had been in place in New York since 2008 will be made permanent based on studies on the adverse impact of the practice on human health and the environment. Similar bans and moratoria are being considered or have been implemented by other state and local governmental authorities in Texas, California, New Mexico, Illinois, and Ohio. Many of these voter-approved bans are being contested, with courts weighing the competing interests of municipalities using zoning ordinances to regulate land use within their jurisdictions against state licensing and permitting schemes intended to regulate the use of natural resources within the state’s borders. On a regional level, an indefinite moratorium is in effect in the Delaware River Basin Commission’s “Special Protection Waters” watershed until the commission finalizes rules regulating hydraulic fracturing.

Internationally, Quebec’s temporary moratorium on horizontal hydraulic fracturing drilling for natural gas, which has been in effect since April 2012, may be permanently imposed based on findings of a study conducted by the province’s environmental review board, while Nova Scotia, Newfoundland and Labrador have also adopted moratoria varying in scope. In Europe, Wales, Scotland, Germany, France and Bulgaria have all banned the practice. Other countries and foreign municipalities are also considering or have implemented bans, moratoria or other regulations. Several private lawsuits have been filed asserting that chemicals used in certain hydraulic fracturing operations have resulted in contamination of soil and groundwater of nearby landowners and drinking water facilities. These regulatory and legal developments could lead to a curtailment of hydraulic fracturing or make it more expensive to conduct and, as a result, materially adversely affect our pricing or the demand for our services. In addition, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental equipment. This could materially and adversely affect our current revenue and operating results and our prospects for revenue growth.

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
We have historically achieved a portion of our growth through acquisitions and expect to evaluate selected future acquisitions as part of our strategy for future growth. Any acquisition of another business, including our acquisition of substantially all of the assets of Kaselco, LLC on December 9, 2013, entails risks, and it is possible that we will not realize the expected benefits from an acquisition or that an acquisition will adversely affect our existing operations. Acquisitions entail certain risks, including:

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
Under certain laws and regulations, such as the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 (“CERCLA”) known as the Superfund law, the obligation to investigate and remediate contamination at a facility may be imposed on current and former owners or operators of that facility or on persons who may have sent or arranged to send hazardous waste to that facility for disposal. Liability under these laws and regulations may be imposed jointly and severally without regard to fault or to the legality of the activities giving rise to the contamination. Under these laws, we may be liable for, among other things, (i) fines and penalties for non-compliance and (ii) the costs of investigating and remediating any contamination at a site where we operate, where our equipment is used or disposal sites to which we may have sent, or arranged to send, hazardous waste in the past, regardless of fault. Our customers often use, dispose of, and store and dispense solid and hazardous waste, wastewater, petroleum products and other regulated materials in connection with their use of our equipment. While we have a policy with certain limited exceptions to require customers to return tanks and containers clean of any substances, they may fail to comply with these obligations.
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

Changes in the many laws and regulations to which we are subject in the United States, Europe and Canada or our failure to comply with them, could materially adversely affect our business.
We have the capability to serve customers in all 50 states in the United States as well as all of the countries in Europe and customers in Canada. This exposes us and our customers to a host of different federal, national, state and local regulations. Many of these laws and regulations affect our customers’ need for our equipment. Accordingly, changes in these laws and regulations could materially adversely affect the demand for our rental equipment in the relevant jurisdictions and thereby decrease our revenue and our margins.
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
Our operations in Europe and Canada are subject to the risks normally associated with international operations. These include the need to convert currencies, which could result in a gain or loss depending on fluctuations in exchange rates, as well as a mismatch between expenses being incurred in one currency while the corresponding revenue is incurred in another currency.

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
Our information technology systems facilitate our ability to monitor and control our operations and adjust to changing market conditions. Any disruptions in these systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations and adjust to changing market conditions. In addition, the security measures we employ to protect our systems may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, phishing attacks, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by the sites, networks and systems that we otherwise maintain. We may not anticipate or combat all types of attacks until after they have already been launched. If any of these breaches of security occur or are anticipated, we could be required to expend additional capital and other resources, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. In addition, because our systems sometimes contain information about individuals and businesses, our failure to appropriately maintain the security of the data we hold, whether as a result of our own error or the malfeasance or errors of others, could harm our reputation or give rise to legal liabilities leading to lower revenue, increased costs and other material adverse effects on our results of operations. Any compromise or breach of our systems could result in adverse publicity, harm our reputation, lead to claims against us and affect our relationships with our customers and employees, any of which could have a material adverse effect on our business.

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

The trucking industry is subject to possible regulatory and legislative changes that may impact our operations by requiring changes in fuel emissions limits, the hours of service (“HOS”) regulations, limits on vehicle weight and size and other matters, including safety requirements. HOS rules that restrict the amount of time a driver may drive or work in any specific time period went into full effect on July 1, 2013 and reduced by 12 hours (from 82 hours within a seven day period to 70 hours) the maximum number of hours a truck driver can work within a week and also implemented a mandatory rest requirement period as part of its “34-hour restart” provision. The final HOS rule retained the prior 11-hour daily driving limit, but trucking companies that allow drivers to exceed the 11-hour driving limit face severe fines and penalties. During July 2012, President Obama signed into law a new two-year transportation reauthorization bill, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”; P.L. 112-141), which directs FMCSA to begin 29 new rulemakings within 27 months and initiate several studies, authorizes increased enforcement penalties and imminent hazard authority for unsafe property carriers including impoundment, and imposes new notification requirements on carriers. Pursuant to MAP-21, by September 2015 the FMCSA intends to publish a final rule mandating electronic logging devices (“ELDs”) for all interstate carriers currently subject to record keeping requirements for its HOS regulations, along with a rule requiring the FMSCA to adopt regulations preventing motor carriers from coercing commercial motor vehicle drivers from operating commercial motor vehicles in violation of safety standards.
Additional regulations that affect transportation are proposed from time to time, including energy efficiency standards for vehicles and emissions standards for greenhouse gases, which may impact our capital expenditure costs and operational costs. On September 15, 2011, the National Highway Traffic Safety Administration (the “NHTSA”) published its final rule on greenhouse gas (“GHG”) emissions and fuel efficiency standards for medium- and heavy-duty trucks effective for model year 2014, which requires significant reductions, ranging from between 10% and 20%, in fuel consumption and greenhouse gas emissions by model year 2018. The standards are tailored to each of three regulatory categories of heavy-duty vehicles: (1) combination tractors (semi-trucks or big rigs); (2) heavy-duty pickup trucks and vans; and (3) vocational vehicles (delivery trucks, garbage trucks, buses, etc.). We believe we may see an impact in both our truck purchase and maintenance costs since categories (1) and (2) represent a part of our fleet of vehicles used in conjunction with our business. On February 18, 2014, President Obama directed the EPA and the NHTSA to issue the next phase of fuel efficiency and GHG standards for trucks and other medium and heavy-duty vehicles and have them finalized by March 2016. We cannot predict whether, or in what form, any legislative or regulatory changes applicable to our trucking operations may be enacted and, accordingly, further developments in this area could have a material adverse effect on our results of operations or cash flows.

Climate change, climate change regulations and greenhouse effects may materially adversely impact our operations and markets.
Climate change and its association with the emission of GHGs is receiving increased attention from the scientific and political communities. Certain states and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on greenhouse gas emissions from certain sectors or facility categories or mandating the increased use of electricity from renewable energy sources. Similar legislation has been proposed at the federal level. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted regulations that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHGs from certain stationary sources. Pursuant to two proposed settlement agreements dated December 23, 2010, the EPA is in the process of finalizing greenhouse gas emission standards, known as New Source Performance Standards (“NSPS”) for certain newly built fossil fuel-fired power plants and intends to publish final rules for both newly constructed and existing power plants by the summer of 2015. The settlement agreements also call for NSPS for GHG emissions from refineries; however, the EPA may not create a NSPS to address the issue, but rather, may seek to reduce GHG emissions from refineries by regulating other air pollutants, including toxic air emissions and volatile organic compounds. Specifically, on May 15, 2014, the EPA issued a proposed rule placing additional emission control requirements on storage tanks, flares, and coking units at refineries. According to the EPA, if the proposed rule sufficiently reduces GHG emissions from refineries, it may not develop separate NSPSs for refineries. In addition, on November 25, 2014, the EPA published a new rule for reporting GHG emissions applicable to the oil and gas sector, which changes the methods for calculating oil and gas emissions by altering the units of measurement and the equations used for collecting and reporting data, and requiring separate reports for methane, carbon dioxide and nitrous oxide. These actions could increase the costs of operating our businesses, reduce the demand for our products and services and impact the prices we charge our customers, any or all of which could adversely affect our results of operations. In particular, a large portion of our revenue is generated by customers in the refinery and oil and gas exploration industries; accordingly, any regulatory changes that reduce, or increase the cost of, the exploration for or refining of petroleum products could materially adversely affect our revenue.

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
On August 22, 2012, the SEC adopted a new rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by companies filing public reports. The rule, which became effective for the 2013 calendar year and required a disclosure report to be filed by May 31, 2014 and annually thereafter, requires companies to perform due diligence, disclose, and report whether such minerals originate from the Democratic Republic of Congo or an adjoining country. The rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold, and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

Risks Related to the Notes and Our Indebtedness

We have a substantial amount of debt, which exposes us to various risks.
We have substantial debt and, as a result, significant debt service obligations. On January 31, 2015, our total indebtedness was $651.1 million (including $240.0 million aggregate principal amount of 8.25% senior notes due 2019 and $411.1 million aggregate principal amount outstanding under our term loan facility). On November 13, 2013, the Company borrowed $35.0 million of incremental term loans (the “Incremental Term Loans”), which may be used for general corporate purposes, including to finance permitted acquisitions. The terms applicable to the Incremental Term Loans are the same as those applicable to the term loans under the Credit Agreement. We also had an additional $45.0 million available for borrowing under our revolving credit facility at that date. Our substantial level of debt and debt service obligations could have important consequences including:

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
The notes and the related guarantees are unsecured. This means they are effectively subordinated in right of payment to all of our and our subsidiary guarantors’ secured debt, including our credit facilities, to the extent of the value of the assets securing that debt. Loans under our credit facilities are secured by substantially all of our and the guarantors’ assets (subject to certain exceptions). We have $411.1 million outstanding under the term loan portion and no amount outstanding (and $45.0 million of unused availability) under the revolving portion of our credit facilities on January 31, 2015. Furthermore, the indenture governing the notes will allow us to incur additional secured debt.

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
None of our existing or future foreign subsidiaries will guarantee the notes, and some of our future domestic subsidiaries may not guarantee the notes. This means the notes are structurally subordinated to the debt and other liabilities of these subsidiaries. On January 31, 2015, our non-guarantor subsidiaries had $12.5 million of total liabilities, including trade payables and deferred tax liabilities and excluding intercompany liabilities. Our non-guarantor subsidiaries may, in the future, incur substantial additional liabilities, including debt. Furthermore, we may, under certain circumstances described in the indenture governing the notes, designate subsidiaries to be unrestricted subsidiaries, and any subsidiary that is designated as unrestricted will not guarantee the notes. In the event of our non-guarantor subsidiaries’ bankruptcy, insolvency, liquidation, dissolution, reorganization or similar proceeding, the assets of those non-guarantor subsidiaries will not be available to pay obligations on the notes until after all of the liabilities (including trade payables) of those non-guarantor subsidiaries have been paid in full.

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
Our global headquarters is located in Plano, Texas, and our facility in Seal Beach, California, house certain finance, legal and other administrative functions.

Location	Purpose or Use	Square Feet on January 31, 2015	Status on January 31, 2015
Plano, Texas	Corporate headquarters	18,523	Leased, expires August 14, 2024
Seal Beach, California	Administration	18,310	Leased, expires March 31, 2019

We lease all of our locations in the United States, Canada and Europe. Upon expiration of our leases, we believe we will obtain lease agreements under similar terms; however, there can be no assurance that we will receive similar terms or that any offer to renew will be accepted.

See Note 15, “Commitments and Contingencies—Leases” of the Notes to Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K for additional information regarding our obligations under leases.

Item 3.	LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, refer to Note 15, “Commitments and Contingencies—Litigation” of the Notes to Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K, which is incorporated herein by reference.

Item 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
All of our outstanding shares are privately held, and there is no established public market for our shares.

Holders
On January 31, 2015, there was one holder of record of our common stock, BakerCorp International Holdings, Inc.

Dividend Policy
We have not paid dividends on our common stock since inception. The payment of any future dividends or the authorization of stock repurchases or other recapitalizations will be determined by our board of directors in light of conditions then existing, including earnings, financial condition and capital requirements, financing agreements, business conditions, stock price and other factors. The terms of our outstanding indebtedness contain certain limitations on our ability to move operating cash flows to BakerCorp International Holdings Inc. and/or pay dividends on, or effect repurchases of, our common stock. In addition, under Delaware law, dividends may only be paid out of surplus or current or prior year’s net profits.

Purchases of Equity Securities by the Issuer
There were no purchases of our equity securities made by or on behalf of us during fiscal year 2015.

Equity Compensation Plans
For information regarding equity compensation plans, see Note 12 “Share-based Compensation” of the “Notes to Consolidated Financial Statements” included in Item 8 of this annual report on Form 10-K.

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

Other than the name change, the Company’s primary business activities remained unchanged after the Transaction. The Selected Financial Information is presented for two periods, Successor and Predecessor, which relate to the period succeeding and preceding the Transaction, respectively.

	Selected Financial Information
(In thousands)	Successor				Predecessor
	Twelve Months Ended January 31, 2015	Twelve Months Ended January 31, 2014	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011	Twelve Months Ended January 31, 2011
Statement of Operations Data:
Total revenue	$332,320	$310,611	$314,467	$214,410	$94,954	$246,086
Total operating expense	302,334	291,309	253,398	180,976	93,839	186,417
Income from operations	29,986	19,302	61,069	33,434	1,115	59,669
Total other expenses, net	43,331	45,230	43,763	29,889	51,933	54,680
(Loss) income before income tax (benefit) expense	(13,345)	(25,928)	17,306	3,545	(50,818)	4,989
Income tax (benefit) expense	(6,702)	(7,684)	7,476	1,295	(16,836)	2,568
Net (loss) income	$(6,643)	$(18,244)	$9,830	$2,250	$(33,982)	$2,421
For the period ended:
Cash	$18,665	$25,536	$28,069	$36,996	$16,638	$14,088
Accounts receivable, net	70,758	65,142	62,489	55,824	44,786	45,924
Property and equipment, net	368,299	393,142	373,794	343,630	239,595	238,020
Total assets	1,217,853	1,274,506	1,265,737	1,323,680	767,393	758,525
Total debt (excluding capital leases)	639,521	641,279	605,616	607,105	485,300	489,044
Shareholder’s equity	$342,248	$373,756	$399,396	$382,128	$59,302	$69,779

Non-U.S. GAAP Financial Measures
The following is a reconciliation of our net (loss) income to EBITDA and Adjusted EBITDA for the fiscal years ended January 31, 2015, January 31, 2014 and January 31, 2013:

	Fiscal Year Ended
(dollar amounts in thousands)	January 31, 2015	January 31, 2014	January 31, 2013
Net (loss) income	$(6,643)	$(18,244)	$9,830
Interest expense	42,440	41,294	43,707
Income tax (benefit) provision	(6,702)	(7,684)	7,476
Depreciation and amortization expense	65,511	62,491	58,667
EBITDA	$94,606	$77,857	$119,680
Foreign currency exchange loss, net	865	937	56
Loss on extinguishment and modification of debt	—	2,999	—
Acquisition and transaction costs	—	1,841	—
Financing related costs	143	1,702	1,116
Regulatory and SOX related costs	—	4,413	1,598
Severance related costs	694	5,484	1,044
Sponsor management fees	608	602	588
Share-based compensation expense	1,995	2,901	4,199
Impairment of long-lived assets	3,364	2,370	—
Other (3)	2,356	2,334	543
Adjusted EBITDA (1)(2)(3)	$104,631	$103,440	$128,824
Adjusted EBITDA margin (3)	31.5%	33.3%	41.0%

(1)
We define EBITDA as earnings before deducting interest, income taxes and depreciation and amortization. We define Adjusted EBITDA as EBITDA excluding certain expenses detailed within the net (loss) income to Adjusted EBITDA reconciliation above. EBITDA and Adjusted EBITDA, which are used by management to measure performance, are non-GAAP financial measures. Management believes that EBITDA and Adjusted EBITDA are useful to investors. EBITDA is commonly utilized in our industry to evaluate operating performance, and Adjusted EBITDA is used to determine our compliance with financial covenants related to our debt instruments and is a key metric used to determine incentive compensation for certain of our employees, including members of our executive management team. Both EBITDA and Adjusted EBITDA are included as a supplemental measure of our operating performance because in the opinion of management they eliminate items that have less bearing on our operating performance and highlight trends in our core business that may not otherwise be apparent when relying solely on U.S. GAAP financial measures. In addition, Adjusted EBITDA is one of the primary measures management uses for the planning and budgeting processes and to monitor and evaluate our operating results. EBITDA and Adjusted EBITDA are not recognized items under U.S. GAAP and do not purport to be alternative to measures of our financial performance as determined in accordance with U.S. GAAP, such as net (loss) income. Because other companies may calculate EBITDA and Adjusted EBITDA differently than we do, EBITDA may not be, and Adjusted EBITDA as presented herein is not, comparable to similarly titled measures reported by other companies.

(2)
Because EBITDA and Adjusted EBITDA are non-U.S. GAAP financial measures, as defined by the SEC, we include reconciliations of EBITDA and Adjusted EBITDA to the most directly comparable financial measures calculated and presented in accordance with U.S. GAAP.

(3)
Beginning in the fourth quarter of fiscal year 2015, Adjusted EBITDA excludes the impact of certain foreign business taxes, which are included in “Other.” Fiscal year 2014 Adjusted EBITDA has been restated to conform to the fiscal year 2015 presentation and includes the impact from $56,000 of additional foreign business taxes.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Part I, Item 1, “Business,” Part II, Item 6, “Selected Financial Data,” and Part II, Item 8, “Financial Statements and Supplementary Data.” Except for historic information contained herein, the matters addressed in this MD&A constitute “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Exchange Act, as amended. Forward‑looking statements may be identified by the use of terms such as “anticipate,” “believe,” “expect,” “intend,” “project,” “will,” and similar expressions. Such forward‑looking statements are subject to a variety of risks and uncertainties, including those discussed under the heading “Statement of Caution Under the Private Securities Litigation Reform Act of 1995,” in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K, that could cause actual results to differ materially from those anticipated by us. We undertake no obligation to update these forward‑looking statements to reflect events or circumstances after the date of this Annual Report or to reflect actual outcomes.

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with our consolidated financial statements and “Notes to Consolidated Financial Statements” included in Item 8 of this annual report on Form 10-K for further details. The discussion is divided into the following sections:

•	Overview

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates

Overview

Business
We are a provider of liquid and solid containment solutions operating within the specialty sector of the broader industrial services industry. We provide equipment rental, service and sales to our customers through a solution-oriented approach often involving multiple products. We provide our containment solutions within the United States through a national network with the capability to serve customers in all 50 states as well as a number of international locations in Europe and Canada. We maintain one of the largest and most diverse liquid and solid containment rental fleets in the industry consisting of more than 25,000 units, including steel tanks, polyethylene tanks and berms, roll-off boxes, pumps, pipes, hoses and fittings, filtration units, trench shoring equipment, and tank trailers.

We serve customers in over 15 industries, including industrial and environmental remediation, refining, environmental services, construction, chemicals, transportation, power, municipal works, and oil and gas. During fiscal years 2015, 2014 and 2013, no single customer represented more than 10% of our total revenue, and our top ten customers accounted for approximately 20% of our total revenue.

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

•
Increase the size and scope of our rental fleet. Although our equipment has relatively long useful lives, we need to invest in equipment to replace units that have been retired and purchase additional equipment to address increasing demand of our products and services.

•	Improve the average daily rental rate that we earn from our products and services by acting as a solution provider with customers.

•	Provide additional ancillary services related to our rental activity to differentiate our offerings.

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

•	Evaluate the branch and product line structure and profitability to determine whether customers at certain locations may be served in a more profitable manner.

Geographic Operating Performance
Our branches and employees by reportable segment on January 31, 2015 and January 31, 2014 were the following:

	January 31, 2015	January 31, 2014	Change
Branches:
Number of branches-North American Segment	66	69	(3)
Number of branches-European Segment	12	10	2
Total branches	78	79	(1)
Employees:
Number of employees-North American Segment	960	873	87
Number of employees-European Segment	108	78	30
Total employees	1,068	951	117

Our operations are managed from our corporate headquarters, which is located in Plano, Texas. The majority of our operations, resources, property and equipment are located in North America, and predominantly in the U.S. We had four branches in Canada on January 31, 2015. We have had operations in Canada for several years, but these locations have not historically represented a significant source of revenue, operating income, or cash flows. The U.S. and Canada comprise our North American segment and include the results of operations of our Mexican subsidiary, which we sold on July 1, 2014. See Note 18, “Loss on the Sale of a Subsidiary” of the “Notes to Consolidated Financial Statements” included in Item 8 of this annual report on Form 10-K for further details. Our equipment has the capability to be utilized for multiple applications within North America. Within the U.S. and Canada, we incentivize our local managers to maximize return on assets under their control and have provided systems to enable equipment and resource sharing. As a result, equipment in the U.S. and Canada is readily moved and shared by the local branch managers. The process of equipment and resource sharing within our reportable segments enables us to maximize our efficiency and respond to shifts in customer demand. On January 31, 2015, we had $320.0 million of net property and equipment located in North America.

We serve customers from our European segment from branches located in the Netherlands, Germany, France, the United Kingdom, and Poland. Our European operations are headquartered in the Netherlands. Our equipment is transferred between European locations to serve customers as demand dictates. On January 31, 2015, we had $48.3 million of net property and equipment located in Europe.

Rental Revenue Metrics
We evaluate rental revenue, the largest portion of our revenue, utilizing the following metrics:

•
Rental Activity – The change in rental activity is measured by the impact of several items, including the utilization of rental equipment that we individually track, the volume of rental revenue on bulk items not individually tracked (which includes pipes, hoses, fittings, and shoring), and the volume of re-rent revenue, resulting from the rental of equipment which we do not own.

•	Pricing – The impact of changes in pricing is measured by the increase or decline in the average daily rental rates on rental equipment that we specifically track.

•	Available Rental Fleet – The available rental fleet, as we define it, is the average number of equipment units within our fleet that we individually track.

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

Consolidated Condensed Statements of Operations (unaudited)

The table below presents results for fiscal years 2015, 2014 and 2013.

	Fiscal Years
	2015		2014		2013
(dollar amounts in thousands)	Amount	% of Revenues	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Rental revenue	$265,799	80.0%	$246,479	79.3%	$253,005	80.5%
Sales revenue	22,521	6.8%	21,342	6.9%	18,640	5.9%
Service revenue	44,000	13.2%	42,790	13.8%	42,822	13.6%
Total revenue	332,320	100.0%	310,611	100.0%	314,467	100.0%
Operating expenses:
Employee related expenses	112,747	33.9%	108,042	34.8%	91,541	29.1%
Rental expense	44,138	13.3%	38,083	12.3%	37,361	11.9%
Repair and maintenance	13,612	4.1%	18,133	5.8%	15,162	4.8%
Cost of goods sold	14,432	4.3%	12,539	4.0%	10,876	3.5%
Facility expense	28,402	8.5%	25,048	8.1%	20,801	6.6%
Professional fees	4,087	1.2%	8,962	2.9%	7,536	2.4%
Management fees	608	0.2%	602	0.2%	588	0.2%
Other operating expenses	19,230	5.8%	17,705	5.7%	11,769	3.7%
Depreciation and amortization	65,511	19.7%	62,491	20.1%	58,667	18.7%
Gain on sale of equipment	(3,797)	(1.1)%	(2,666)	(0.9)%	(903)	(0.3)%
Impairment of long-lived assets	3,364	1.0%	2,370	0.8%	—	—%
Total operating expenses	302,334	91.0%	291,309	93.8%	253,398	80.6%
Income from operations	29,986	9.0%	19,302	6.2%	61,069	19.4%
Other expenses:
Interest expense, net	42,440	12.8%	41,294	13.3%	43,707	13.9%
Loss on extinguishment of debt	—	—%	2,999	1.0%	—	—%
Foreign currency exchange loss, net	865	0.2%	937	0.3%	56	—%
Other expense, net	26	—%	—	—%	—	—%
Total other expenses, net	43,331	13.0%	45,230	14.6%	43,763	13.9%
(Loss) income before income taxes	(13,345)	(4.0)%	(25,928)	(8.4)%	17,306	5.5%
Income tax (benefit) expense	(6,702)	(2.0)%	(7,684)	(2.5)%	7,476	2.4%
Net (loss) income	$(6,643)	(2.0)%	$(18,244)	(5.9)%	$9,830	3.1%

Results of Operations - Fiscal Year 2015 compared to Fiscal Year 2014

	Fiscal Years
($ in thousands, except Operating Data)	2015	2014	$ Change		% Change
North America
Rental revenue	$236,360	$220,017	$16,343		7.4%
Sales revenue	22,518	21,319	1,199		5.6%
Service revenue	41,456	40,279	1,177		2.9%
Total North American revenue	300,334	281,615	18,719		6.6%
Europe
Rental revenue	29,439	26,462	2,977		11.3%
Sales revenue	3	23	(20)		(87.0)%
Service revenue	2,544	2,511	33		1.3%
Total European revenue	31,986	28,996	2,990		10.3%
Total Consolidated revenue	$332,320	$310,611	$21,709		7.0%
Operating Data:
North America
Average utilization (1)	56.1%	55.7%	40	bps
Average daily rental rate (2)	$33.05	$33.66	$(0.61)		(1.8)%
Average number of rental units	23,967	23,033	934		4.1%
Europe
Average utilization (1)	44.4%	52.1%	(770	)bps
Average daily rental rate (2)	$109.65	$100.37	$9.28		9.2%
Average number of rental units	1,263	1,055	208		19.7%
Consolidated
Average utilization (1)	55.5%	55.6%	(10	)bps
Average daily rental rate (2)	$36.10	$36.39	$(0.29)		(0.8)%
Average number of rental units	25,229	24,087	1,142		4.7%

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

Revenue

Consolidated Revenue
Total revenue during fiscal year 2015 increased by $21.7 million, or 7.0%, compared to fiscal year 2014. Excluding revenue from oil and gas customers, consolidated revenue increased by $26.3 million, or 11.0%, during fiscal year 2015 compared to fiscal year 2014. The consolidated revenue increase, excluding oil and gas revenue, was due to increases in revenue related to our construction, chemical, industrial, terminal/pipeline, refinery, and environmental remediation customers. During fiscal year 2015, revenue from oil and gas customers decreased by $4.6 million, or 6.3% compared to fiscal year 2014, due to an oversupply of tanks in certain shale plays and lower drilling rig activity.

Revenue by reportable segment for fiscal year 2015 is discussed in detail below.

North America
Our North American segment revenue increased $18.7 million, or 6.6%, as a result of the increases in rental, sales and service revenues of $16.3 million, $1.2 million and $1.2 million, respectively. The increase in North American revenue was primarily due to increased revenue from construction, terminal/pipeline, chemical, power, refinery, and environmental remediation customers by $24.0 million, or 15.9%. The increase was partially offset by a decline of oil and gas revenue by $5.3 million, or 7.6%. The decline in oil and gas revenue was due to the factors mentioned in our Consolidated Revenue discussion above.

Rental Revenue
Rental revenue increased by $16.3 million, or 7.4%, during fiscal year 2015 compared to fiscal year 2014. The increase in rental revenue was primarily a result of the 4.1% increase in the average number of rental units and a 40 basis point increase in average utilization, partially offset by a 1.8% decrease in the average daily rental rate. Our average number of rental units increased by 934 units, or 4.1%, to 23,967 during fiscal year 2015 from 23,033 units during fiscal year 2014, as we made $35.9 million of capital expenditures in our North America segment during fiscal year 2015. The decrease in the average daily rental rate was negatively impacted in part by mix as a higher portion of our rental revenue was driven by the rental of equipment with lower rental rates. In addition to the above, re-rent revenue increased $3.8 million due to an increase in our rental of third-party rental equipment.

Sales Revenue
Sales revenue increased by $1.2 million, or 5.6%, during fiscal year 2015 compared to fiscal year 2014 primarily due to increased sales of filtration equipment and media, as well as pumps. We have increased our inventory of pump parts, shortening the time to fill customer pump orders, resulting in additional pump revenue opportunities.

Service Revenue
Service revenue increased by $1.2 million, or 2.9%, during fiscal year 2015 compared to fiscal year 2014. The increase in service revenue was primarily driven by an increase in the activity of our rental equipment fleet.

Europe
Total revenue from our Europe segment increased by $3.0 million, or 10.3%, during fiscal year 2015 compared to fiscal year 2014. The increase in European revenue was primarily due to increased revenues from chemical and industrial services customers of $3.2 million, or 26.4%, environmental remediation customers of $0.9 million, or 17.5%, and oil and gas customers of $0.8 million, or 37.1%. The increase in revenue was the result of branch expansion, further market penetration into existing markets, and growth in revenues from existing customers. The increase was partially offset by lower revenue from power, refinery, and terminal/pipeline customers of $1.7 million, or 23.6%.

Rental Revenue
Rental revenue increased by $3.0 million, or 11.3%, during fiscal year 2015 compared to fiscal year 2014. The increase in rental revenue was primarily due to a 19.7% increase in the average number of rental units and a 9.2% increase in the average daily rate, partially offset by a decrease in utilization. Utilization decreased as a result of the increase in rental units and the initiation of fewer refinery maintenance projects during fiscal year 2014. The available rental fleet increased by 208 units to 1,263 on January 31, 2015 from 1,055 units on January 31, 2014, as we continue to invest capital to improve market penetration and support our branch expansion. Rental revenue from bulk items increased $0.7 million due primarily to higher demand for pipes, hoses, fittings and other items. The above increase also included a $0.5 million unfavorable impact on revenue as a result of the dollar strengthening against the Euro.

Sales Revenue
Sales revenue during fiscal year 2015 decreased slightly compared to fiscal year 2014. As a result, sales revenue did not contribute significantly to the change in total European revenue.

Service Revenue
Service revenue for Europe increased slightly during fiscal year 2015 compared to fiscal year 2014. As a result, service revenue did not contribute significantly to the change in total European revenue.

 Operating Expenses

Consolidated Operating Expenses
Total operating expenses during fiscal year 2015 increased by $11.0 million, or 3.8%, compared to fiscal year 2014. The increase was primarily attributable to increased operating expenses of $7.8 million, or 2.9%, in North America which is discussed in detail below. The increase in North American operating expenses was compounded by our European segment which increased operating expenses by $3.3 million, or 16.5%, compared to fiscal year 2014. The North American and European segments do not include an allocation of all inter-segment expenses.

North America
Total operating expenses during fiscal year 2015, was $279.3 million, an increase of $7.8 million, or 2.9%, compared to fiscal year 2014. The increase was primarily attributable to the following:

•	$5.8 million increase within rental expenses driven by the increases in rental revenue.

•
$3.5 million increase in employee related expenses primarily due to a $5.8 million increase in payroll and payroll-related costs, a $3.9 million increase in insurance expenses and a $0.6 million increase in temporary labor costs. The increase in payroll and payroll-related costs was driven by an increase in headcount of 87 additional employees, or a 10.0% increase in headcount from 873 employees on January 31, 2014 to 960 employees on January 31, 2015. The increase in insurance expense was driven by higher costs due to a change from self-insured to fully-insured health plans and the associated premium increase. The increase in temporary labor costs was primarily due to increases in project staffing requirements. These increases were partially offset by a $4.9 million decrease in severance expenses, a $0.9 million decrease in stock-based compensation expense and a $0.8 million decrease in bonus expense. The decrease in severance expenses was a result of former members of management who left the Company during the prior fiscal year. The decrease in stock-based compensation was primarily due to a $0.3 million decrease in expense related to the remeasurement of our stock options accounted for as liability awards and a $0.6 million decrease in expense due to the impact of forfeitures and cancellations of stock options from employee terminations in fiscal year 2014. The decrease in bonus expense was the result of our operating results, which were below our plan.

•	$2.1 million increase in depreciation and amortization expense as we increased our investment in our rental fleet during the prior fiscal year.

•
$3.2 million increase in facility expenses due to increases of $1.2 million in rent expense, $1.0 million of data processing expense, and $0.8 million in property tax expense during fiscal year 2015, compared to fiscal year 2014. The increase in rent was primarily attributable to increased rental rates for various branches. The increase in data processing was due to costs related to corporate initiatives to improve certain business processes. The increase in property tax expense was due to an additional charge related to a property tax audit and additional assessments related to new equipment.

•
$1.1 million increase in other operating expenses primarily due to increases in bad debt expenses of $0.2 million, advertising expenses of $0.3 million, travel expenses of $0.4 million, relocation expenses of $0.5 million, business taxes of $0.4 million, and various other expenses of $0.3 million. During fiscal year 2014, we experienced better than expected collection of receivables. As a result, bad debt expenses during fiscal year 2015 increased compared to the same period in the prior year. The increase in advertising expense was due to increased costs related to trade shows and promotions. The increase in travel expenses was due to travel costs related to the expansion of Canada and corporate initiatives. Relocation expenses increased due to the move of our corporate office from California to Texas. Business taxes increased primarily due to tax refunds received during fiscal year 2014. The increases were partially offset by a $1.0 million decrease in recruitment expenses due to higher search fees incurred to fill certain key management positions during the prior fiscal year.

•	$1.9 million increase in cost of goods sold which corresponds to the increase in sales revenue and increased fuel costs.

•
Impairment of long-lived assets increased by $1.0 million from $2.4 million during fiscal year 2014 to $3.4 million during fiscal year 2015. During the three months ended October 31, 2014, we identified potential indicators of impairment of our long-lived assets. As a result, we assessed our long-lived assets for impairment and wrote down certain assets by $2.1 million to their estimated fair value. The remaining $1.3 million of the fiscal year 2015 impairment charge was recorded during the three months ended April 30, 2014 driven by our decision to sell our wholly-owned subsidiary in Mexico.

The increases in operating expenses detailed above were partially offset by the following:

•
$4.8 million decrease in professional and legal fees. We incurred $3.8 million of additional costs to amend the Credit Facility and consulting fees related to system implementation projects in fiscal year 2014, which did not recur in fiscal year 2015. Additionally, the resolution of several legal matters resulted in the reversal of a $0.7 million legal accrual in fiscal year 2015.

•	$4.4 million decrease in repair and maintenance expenses primarily due to the reduction of certain regulatory compliance costs.

•	$1.7 million increase in gains on the sale of equipment.

Europe
Operating expenses for the European segment during fiscal year 2015 were $23.1 million, an increase of $3.3 million, or 16.5%, compared to fiscal year 2014. This increase was primarily due to the following:

•
$1.2 million increase in employee related expenses. The headcount in Europe increased by 30 employees, or 38.5%, during fiscal year 2015 to 108 employees on January 31, 2015 from 78 employees on January 31, 2014.

•	Depreciation expense increased $1.0 million, as we increased our investment in our rental fleet during the prior twelve months.

•	$0.5 million increase in loss on the sale of equipment.

•	$0.1 million increase in facility expenses, primarily due to the expansion of our branch network.

•	Other operating expenses increased $0.4 million primarily due to increases in various miscellaneous costs.

•	Rental expenses increased $0.3 million driven by the increase in rental revenue.

 Other Expenses, Net

Consolidated
Other expenses, net during fiscal year 2015 decreased by $1.9 million or 4.2%, to $43.3 million from $45.2 million during fiscal year 2014. This decrease was mainly due to a $3.0 million loss on the extinguishment and modification of debt incurred during fiscal year 2014 related to the amended Credit Facility. The above decrease was partially offset by an increase of $1.1 million in interest expense due to the $35 million incremental term loan as a result of the Second Amendment to the Credit Facility. Refer to Note 9, “Debt” of the “Notes to Consolidated Financial Statements” included in Item 8 of this annual report on Form 10-K for further details.

Income Tax Benefit
Income tax benefit during fiscal year 2015 decreased by $1.0 million, to a benefit of $6.7 million from $7.7 million during fiscal year 2014. The decrease is due to a reduction in consolidated pre-tax book loss, partially offset by the tax benefit related to the loss on sale of our equity interest in our wholly-owned Mexican subsidiary. Refer to Note 18, “Loss on the Sale of a Subsidiary” of the “Notes to Consolidated Financial Statements” included in Item 8 of this annual report on Form 10-K for further details.

Results of Operations - Fiscal Year 2014 compared to Fiscal Year 2013

Revenue

	Fiscal Years
($ in thousands, except Operating Data)	2014	2013	$ Change		% Change
North America
Rental revenue	$220,017	$234,689	$(14,672)		(6.3)%
Sales revenue	21,319	18,637	2,682		14.4%
Service revenue	40,279	40,822	(543)		(1.3)%
Total North American revenue	281,615	294,148	(12,533)		(4.3)%
Europe
Rental revenue	26,462	18,316	8,146		44.5%
Sales revenue	23	3	20		666.7%
Service revenue	2,511	2,000	511		25.6%
Total European revenue	28,996	20,319	8,677		42.7%
Total Consolidated revenue	$310,611	$314,467	$(3,856)		(1.2)%
Operating Data:
North America
Average utilization (1)	55.7%	60.3%	(460	)bps
Average daily rental rate (2)	$33.66	$33.82	$(0.16)		(0.5)%
Average number of rental units	23,033	21,769	1,264		5.8%
Europe
Average utilization (1)	52.1%	53.2%	(110	)bps
Average daily rental rate (2)	$100.37	$99.14	$1.23		1.2%
Average number of rental units	1,055	776	279		36.0%
Consolidated
Average utilization (1)	55.6%	60.0%	(440	)bps
Average daily rental rate (2)	$36.39	$35.69	$0.70		2.0%
Average number of rental units	24,087	22,545	1,542		6.8%

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

Revenue

Consolidated Revenue
Total revenue during fiscal year 2014 decreased by $3.9 million, or 1.2%, compared to the fiscal year 2013. During fiscal year 2014, revenue from oil and gas customers decreased by $16.5 million, or 18.5% compared to fiscal year 2013, due to (i) an over-supply of tanks in certain shale plays, (ii) lower drilling rig activity, and (iii) and oversupply of oil and natural gas in certain key storage areas. Excluding oil and gas customers, consolidated revenue increased by $12.6 million, or 5.6%, during fiscal year 2014 compared to fiscal year 2013. The consolidated revenue increase, excluding oil and gas revenue, was due to increases in revenue related to our chemical, municipal works, construction, and environmental remediation customers.

Revenue by reportable segment for fiscal year 2014 is discussed in detail below.

North America
Our North American segment revenue decreased $12.5 million, or 4.3%, as a result of the decrease in rental and service revenue of $14.7 million and $0.5 million, respectively. The decrease in North American rental revenue was partially offset by an increase in sales revenue of $2.7 million. The decline in total North American revenue is primarily due to lower revenue from chemical, municipal works by $2.1 million or 1.7%, and oil and gas customers by $17.5 million, or 19.9%. The decline in oil and gas revenue was due to the factors mentioned in our Consolidated Revenue discussion above. The decrease was partially offset by increased revenue from construction and environmental remediation customers of $5.1 million, or 15.2%, and $2.7 million, or 8.3%, respectively.

Rental Revenue
Rental revenue decreased by $14.7 million, or 6.3%, during fiscal year 2014 compared to fiscal year 2013. The decrease in rental revenue was evidenced by the 460 basis point decrease in average utilization and the 0.5% decrease in average daily rental rate. Average utilization was negatively impacted by a combination of factors, including the reduction in demand primarily from customers involved in oil and natural gas production. In addition, the opening of eight new branches during the three months ended April 30, 2013 drove lower utilization during fiscal year 2014, as these branches were in the early stage of market penetration. The establishment of new branches requires investment in people, property, and rental fleet. Rental rates were negatively impacted by mix as a higher portion of our rental revenue was driven by the rental of equipment with lower rental rates. In addition to the above, re-rent revenue decreased $3.7 million due to our focus on replacing equipment rented from third parties with rental assets from our available rental fleet. Our average number of rental units increased 1,264 units, or 5.8%, during fiscal year 2014 from 21,769 units during fiscal year 2013, as we incurred $48.4 million of capital expenditures in our North American Segment during fiscal year 2014.

Sales Revenue
Sales revenue increased by $2.7 million, or 14.4%, during fiscal year 2014 compared to fiscal year 2013 primarily due to increased sales of filtration and pumps. We have increased our inventory of pump parts, shortening the time to fill customer pump orders, resulting in additional pump revenue opportunities.

Service Revenue
Service revenue decreased by $0.5 million, or 1.3%, during fiscal year 2014 compared to fiscal year 2013. The decrease in service revenue was primarily driven by a decrease in hauling, labor, and other services performed in conjunction with projects relating to pumps, pipe and hose rentals as well as a decrease in the activity of our rental equipment fleet.

Europe
Total revenue from our European segment increased by $8.7 million, or 42.7%, during fiscal year 2014 compared to fiscal year 2013. The increase in European revenue is primarily due to increased revenues from chemical, industrial services, and refinery customers by $5.2 million, or 36.5%, environmental remediation customers of $1.4 million, or 58.6%, and oil and gas customers by $1.0 million, or 77.9%. The increase in revenue is the result of branch expansion, further market penetration in existing markets, and improvement in revenues from existing customers.

Rental Revenue
Rental revenue increased by $8.1 million, or 44.5%, during fiscal year 2014 compared to fiscal year 2013. The increase in rental revenue was primarily due to a 36.0% increase in average number of rental units, and a 1.2% increase in the average daily rate, partially offset by a 110 basis point decrease in utilization. The available rental fleet increased by 279 units, or 36.0%, from 776 units during fiscal year 2013, as we continue to invest capital to improve market penetration and support our branch expansion. We have increased our total capital invested in European rental fleet by $20.6 million. Rental revenue from bulk items increased $1.8 million due primarily to higher demand for pipes, hoses, fittings and other items. The above increase also included $0.9 million favorable impact on revenue as a result of the Euro strengthening against the dollar.

Sales Revenue
Sales revenue during fiscal year 2014 increased slightly, in dollar terms, compared to fiscal year 2013. As a result, the change did not contribute significantly to the total increase in European revenue.

Service Revenue
Service revenue for Europe increased by $0.5 million, or 25.6%, during fiscal year 2014 compared to fiscal year 2013 primarily due to increased service activity driven by higher levels of rental business compared to the prior year.

 Operating Expenses

Consolidated Operating Expenses
Total operating expenses during fiscal year 2014, increased by $37.9 million, or 15.0%, compared to fiscal year 2013. The increase was primarily attributable to increased operating expenses of $31.7 million, or 13.2%, in North America which is discussed in detail below. The increase in North American operating expenses was compounded by our European segment which increased operating expenses by $6.2 million, or 45.4%, compared to fiscal year 2013. The North American and European segments do not include an allocation of all inter-segment expenses.

North America
Total operating expenses during fiscal year 2014, was $271.5 million, an increase of $31.7 million, or 13.2%, compared to fiscal year 2013. The increase was primarily attributable to the following:

•
$13.6 million increase in employee related expenses primarily due to a $10.8 million increase in payroll and payroll-related costs resulting from the 68 additional employees, or 8.4%, increase in headcount from 805 employees at January 31, 2013. The increase was also related to a $4.1 million increase in severance payments due to our former CEO and CFO transition, and other members of management leaving the Company. These increases were partially offset by a $1.3 million decrease in stock-based compensation expense.

•
$5.2 million increase in other operating expenses primarily due to an increase in bad debt expense of $1.5 million, $0.7 million of employee recruitment and training expenses, $1.9 million of insurance and travel expenses, $0.4 million in trade shows/promotions/entertainment, $0.3 million of permits and citations, and $0.2 million in rating agency expenses, and $0.2 million of various other expenses. Bad debt expense was $0.8 million compared to a recovery of doubtful accounts of $1.2 million during the prior year due to better than expected loss rate on receivables during fiscal year 2013.

•	$3.5 million increase in facility expenses reflecting the opening of five new branches during fiscal year 2013 and twelve new branches during fiscal year 2014.

•	$2.7 million increase in depreciation expense as we increased our investment in rental fleet during the prior twelve months.

•	$2.4 million increase as a result of an impairment of long-lived assets. The impairment costs were a result of management’s decision to phase-out certain steel tanks over the next two fiscal years.

•	$2.6 million increase in repair and maintenance due to certain regulatory compliance upgrades, primarily the costs to paint our tanks white in Texas to meet a new environmental regulation.

•	$1.7 million increase in cost of goods sold which corresponds to the increase in sales revenue.

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

Europe
Operating expenses for the European segment during the fiscal year 2014 was $19.8 million, an increase of $6.2 million, or 45.4%, compared to fiscal year 2013. This increase was primarily due to the following:

•	$2.9 million increase in employee related expenses. The headcount in Europe increased by 21 employees, or 36.8%, during fiscal year 2014 from 57 employees during fiscal year 2013.

•	Depreciation expense increased $1.2 million, as we increased our investment in rental fleet during fiscal year 2014.

•	$0.7 million increase in facility expenses, primarily due to the expansion of our branch network.

•	Other operating expenses increased $0.7 million primarily due to an increase in bad debt expense and other various items.

•	Repair and maintenance increased $0.4 million corresponding to our increase in rental fleet.

•	Rental expenses increased $0.3 million driven by the increase in rental revenue.

 Other Expenses, Net

Consolidated
Other expenses during fiscal year 2014 increased by $1.5 million or 3.4%, to $45.2 million from $43.8 million during fiscal year 2013. This increase was mainly due to a $3.0 million loss on the extinguishment and modification of debt incurred during fiscal year 2014 related to the amended Credit Facility. The impact of the loss was partially offset by a decrease of $2.4 million in interest expense due to a decrease of 75 basis points in the senior term loan interest rate as a result of the February 2013 amendment to the Credit Facility. Refer to Note 9, “Debt” of the “Notes to Consolidated Financial Statements” included in Item 8 of this annual report on Form 10-K for further details. The decrease in interest expense was partially offset by a $0.9 million increase in net losses from foreign currency exchange rate changes driven by an unfavorable change in the Canadian Dollar. The CAD/USD rate decreased 10%, from 1.00 on January 31, 2013 to 0.899 on January 31, 2014. The Mexican Peso/USD rate decreased 5%, from 0.079 on January 31, 2013 to 0.075 on January 31, 2014.

Income Tax (Benefit) Expense
Income tax (benefit) expense during fiscal year 2014 decreased by $15.2 million, to a benefit of $(7.7) million from an expense of $7.5 million during fiscal year 2013. The decrease is primarily due to a reduction in consolidated pre-tax book income and other discrete items impacting fiscal year 2014. Discrete items primarily include excess shortfalls associated with the exercise, cancellation and expiration of stock options and state effective tax rate change impacting U.S. deferred taxes.

Liquidity and Capital Resources

Liquidity Summary
We have a history of generating higher cash flow from operations than net (loss) income recorded during the same period. The cash flow to fund our business has historically been generated from operations. We utilize this cash flow to invest in property and equipment that are core to our business and to reduce debt. We invest in assets that have relatively long useful lives. The Internal Revenue Code allows us to accelerate the depreciation of these assets for tax purposes over a much shorter period allowing us to defer the payment of income taxes.

On January 31, 2015 and January 31, 2014, our cash and cash equivalents by geographic region were the following:

($ in thousands)	January 31, 2015	January 31, 2014	$ Change	% Change
United States	$14,407	$20,930	$(6,523)	(31.2)%
Europe	3,482	3,041	441	14.5%
Mexico (1)	—	419	(419)	(100.0)%
Canada	776	1,146	(370)	(32.3)%
Total cash and cash equivalents	$18,665	$25,536	$(6,871)	(26.9)%

(1)
We sold our Mexican subsidiary on July 1, 2014. See Note 18, “Loss on the Sale of a Subsidiary” of the “Notes to Consolidated Financial Statements” included in Item 8 of this annual report on Form 10-K for further details.

During fiscal year 2015, our cash and cash equivalents decreased by $6.9 million, or 26.9%. The decrease in our cash and cash equivalents was primarily due to our net loss from operations, an increase in accounts receivable, a decrease in our accounts payable and accrued expenses, and additional capital investment in our fleet and growth programs.

Our cash held outside the U.S. may be repatriated to the U.S. but, under current law, may be subject to U.S. federal income taxes, less applicable foreign tax credits. We do not plan to repatriate cash balances from our foreign subsidiaries to fund our operations within the U.S. We have not provided for the U.S. federal tax liability on these amounts for financial statement purposes as this cash is considered permanently reinvested outside of the U.S. We utilize a variety of cash planning strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Our intent is to meet our domestic liquidity needs through ongoing cash flow, external borrowings, or both. We expect to fund additional investment in Europe and Canada with cash located with those subsidiaries and, if necessary, with additional investment from the U.S.

Our business is capital intensive and requires ongoing investment in equipment to maintain the size of our rental fleet. Most of our assets, if properly maintained, may generate a level of revenue similar to new assets of the same type over the assets’ useful lives. There is not a well-defined secondary or resale market for the majority of our assets; therefore, we rent our assets for as long as they may safely be employed to meet our customers’ needs. We invest capital in additional equipment with the expectation of generating revenue on that investment within a relatively short period of time.

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

Debt
On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”) ($45.0 million available on January 31, 2015) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”). Refer to Note 9, “Debt” of the “Notes to Consolidated Financial Statements” included in Item 8 of this annual report on Form 10-K for further details.

Credit Facility
On February 7, 2013, we entered into a first amendment to our Credit Facility (the “First Amendment”), to refinance our Credit Facility. Pursuant to the First Amendment, we borrowed $384.2 million of term loans (the “Amended Term Loan”) to refinance a like amount of term loans (the “Original Term Loan”) under the Credit Facility. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin, subject to a LIBOR floor of 1.25%. The LIBOR margin applicable to the Amended Senior Term Loan is 3.00%, which is 0.75% less than the LIBOR margin applicable to the Original Term Loan. In addition, pursuant to the First Amendment, among other things, (i) the Senior Term Loan maturity date was extended to February 7, 2020, provided that the maturity will be March 2, 2019 if the Amended Senior Term Loan is not repaid or refinanced on or prior to March 2, 2019, (ii) the Revolving Credit Facility maturity date was extended to February 7, 2018, and (iii) we obtained increased flexibility with respect to certain covenants and restrictions relating to the Company’s ability to incur additional debt, make investments, debt prepayments, and acquisitions. Principal on the Senior Term Loan is payable in quarterly installments of $1.0 million. Furthermore, the excess cash flow prepayment requirement is in effect beginning in fiscal year 2015 until the maturity date.

On November 13, 2013, we entered into a second amendment to the Credit Facility (the “Second Amendment”). Pursuant to the Second Amendment, the Company borrowed $35.0 million of incremental term loans (the “Incremental Term Loans”), which may be used for general corporate purposes, including to finance permitted acquisitions. The terms applicable to the Incremental Term Loans are the same as those applicable to the term loans under the Credit Facility.

The Credit Facility, as amended amended in February 2013 and November 2013 places certain limitations on our (and all of our U.S. subsidiaries’) ability to incur additional indebtedness, pay dividends or make other distributions, repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, utilize assets as security in other transactions, and sell certain assets or merge with or into other companies. In addition, under the Credit Facility, we may be required to satisfy and maintain a total leverage ratio not in excess of the leverage ratio specified in the table below if there is an outstanding balance on the Revolving Credit Facility of 25% or more of the committed amount on any quarter end. The total leverage ratio is calculated as our net debt (total debt less cash and cash equivalents) divided by our trailing twelve months’ adjusted EBITDA.

Fiscal Quarter Ratio for each quarter ending:

April 2015	6.50:1.00
July 2015	6.50:1.00
October 2015	6.50:1.00
Thereafter	6.00:1.00

On January 31, 2015, we did not have an outstanding balance on the revolving loan; therefore, on January 31, 2015, we were not subject to a leverage test. Additionally, on January 31, 2015, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

The Credit Facility, as amended, in February 2013 and November 2013, contains certain restrictive covenants (in each case, subject to exclusions) that limit, among other things, our ability and the ability of our restricted subsidiaries to: (1) create, incur, assume, or permit to exist, any liens; (2) create, incur, assume, or permit to exist, directly or indirectly, any additional indebtedness; (3) consolidate, merge, amalgamate, liquidate, wind up, or dissolve themselves; (4) convey, sell, lease, license, assign, transfer, or otherwise dispose of assets; (5) make certain restricted payments; (6) make certain investments; (7) make any optional prepayment, repayment, or redemption with respect to, or amend or otherwise alter the terms of documents related to, certain subordinated indebtedness; (8) enter into sale leaseback transactions; (9) enter into transactions with affiliates; (10) change our fiscal year end date or the method of determining fiscal quarters; (11) enter into contracts that limit our ability to incur any lien to secure our obligations under the Credit Facility; (12) create any encumbrance or restriction on the ability of any restricted subsidiary to make certain distributions; and (13) engage in certain lines of business. The facility also contains other customary restrictive covenants. The covenants are subject to various baskets and materiality thresholds.

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

Interest and Fees
Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. We amortized $2.6 million and $2.4 million of deferred financing costs during fiscal years 2015 and 2014, respectively.

Interest and fees related to our Credit Facility and Notes were as follows:

	Fiscal Years
(in thousands)	2015	2014	2013
Credit Facility interest and fees (weighted average interest rate of 4.25%, 4.26% and 4.89%, respectively) (1)	$19,565	$18,480	$21,418
Notes interest and fees (2)	20,898	20,804	20,485
Total interest and fees	$40,463	$39,284	$41,903
(1)    Interest on the Amended Senior Term Loan is payable quarterly based upon an interest rate of 4.25%.
(2)    Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt
On January 31, 2015, the minimum required principal payments relating to the Credit Facility and the senior unsecured notes for each of the twelve months ending January 31 are due according to the following table:

(In thousands)	Principal Payments on Debt
2016	$4,163
2017	4,163
2018	4,163
2019	4,163
2020	634,414
Thereafter	—
Total	$651,066

 Sources and Uses of Cash
Our sources and uses of cash for selected line items in our consolidated statement of cash flows were the following:

	Fiscal Years
(In thousands)	2015	2014	$ Change
Operating activities
Net loss	$(6,643)	$(18,244)	$11,601
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	758	825	(67)
Provision for (recovery of) excess and obsolete inventory	132	(76)	208
Share-based compensation expense	1,995	2,901	(906)
Loss on sale of subsidiary	99	—	99
Gain on sale of equipment	(3,797)	(2,666)	(1,131)
Depreciation and amortization	65,511	62,491	3,020
Amortization of deferred financing costs	2,611	2,383	228
Loss on extinguishment and modification of debt	—	2,999	(2,999)
Impairment of long-lived assets	3,364	2,370	994
Deferred income taxes	(8,045)	(9,852)	1,807
Amortization of above-market lease	(697)	(685)	(12)
Changes in assets and liabilities:
Accounts receivable	(8,111)	(2,893)	(5,218)
Inventories	(1,722)	(1,188)	(534)
Prepaid expenses and other assets	(1,064)	(1,198)	134
Accounts payable and accrued expenses	(9,060)	7,201	(16,261)
Cash provided by operating activities	35,331	44,368	(9,037)
Cash used in investing activities	(34,167)	(72,388)	38,221
Cash (used in) provided by financing activities	(7,441)	25,085	(32,526)
Effect of foreign currency translation on cash	(594)	402	(996)
Net decrease in cash and cash equivalents	$(6,871)	$(2,533)	$(4,338)

Cash Provided by Operating Activities
Cash flow from operations during fiscal year 2015 totaled $35.3 million, a decrease of $9.0 million compared to fiscal year 2014. This decrease was primarily related to the following:

•
The change in accounts payable and other liabilities resulted in a $16.3 million decrease to cash provided by operating activities which was primarily due to reduced capital expenditures compared to the prior fiscal year.

•
The loss on extinguishment and modification of debt resulted in a $3.0 million decrease to cash provided by operating activities as a result of the amended Credit Facility during fiscal year 2014. Refer to Note 9, “Debt” of the “Notes to Consolidated Financial Statements” included in Item 8 of this annual report on Form 10-K for further details.

•
The change in accounts receivable resulted in a $5.2 million decrease to cash provided by operating activities primarily as a result of the increase in total revenue of 7.0% compared to fiscal year 2014. Our days-sales-outstanding during three months ended January 31, 2015 and January 31, 2014, were 80.2 and 79.6, respectively.

•	The change in inventories resulted in a $0.5 million decrease to cash provided by operating activities as total inventories increased 27.6% during fiscal year 2015.

•
The change in share-based compensation expense resulted in a $0.9 million decrease, primarily due to to a $0.3 million decrease in expense related to the remeasurement of our stock options accounted for as liability awards and a $0.6 million decrease in expense due to the impact of forfeitures and cancellations of stock options from employee terminations in fiscal year 2014.

•	The change in gain on sale of equipment resulted in a $1.1 million decrease due to higher sales of equipment in fiscal year 2015, compared to fiscal year 2014, due to efforts to modernize our fleet.

The decreases above were partially offset by the following:

•	Net loss decreased $11.6 million, from $18.2 million during fiscal year 2014 to $6.6 million during fiscal year 2015.

•	The change in depreciation and amortization resulted in a $3.0 million increase, primarily due to asset purchases during fiscal years 2015 and 2014.

•
The impairment of long-lived assets resulted in a $1.0 million increase. See Note 1, “Business, Basis of Presentation, and Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Item 8 for further information.

•	The change in deferred income taxes resulted in a $1.8 million increase in cash provided by operating activities.

Cash Used In Investing Activities
Cash used in investing activities during fiscal year 2015 totaled $34.2 million, a decrease of $38.2 million compared to fiscal year 2014. The decrease was primarily due to lower purchases of property and equipment in fiscal year 2015 compared to fiscal year 2014 and cash consideration of approximately $8.4 million paid in fiscal year 2014 for the acquisition of Kaselco (see Note 3, “Acquisition” of the “Notes to Consolidated Financial Statements” included in Item 8 for further information). This decrease was partially offset by an increase in proceeds from equipment sales. Purchases of property and equipment totaled $39.9 million and $69.0 million during fiscal years 2015 and 2014, respectively. The decrease in property and equipment purchases is primarily a result of fewer branch openings in fiscal year 2015 compared to fiscal year 2014. Proceeds from equipment sales totaled $5.6 million and $5.0 million during fiscal year 2015 and 2014, respectively.

Cash (Used In) Provided by Financing Activities
During fiscal year 2015, cash used in financing activities of $7.4 million was primarily due to a $3.3 million of return of capital to BakerCorp International Holdings, Inc. for stock options exercised and $4.2 million of debt repayments. During fiscal year 2014, cash provided by financing activities of $25.1 million was primarily due to $35.0 million of proceeds from the issuance of debt related to the Second Amendment to the Credit Facility in fiscal year 2014, partially offset by a $5.0 million return of capital to BakerCorp International Holdings, Inc. for stock options exercised, $3.9 million of debt repayments and $1.0 million of professional fees that were included as deferred financing costs as a result of the amended Credit Facility. Refer to Note 9, “Debt” of the “Notes to Consolidated Financial Statements” included in Item 8 of this annual report on Form 10-K for further information.

Effect of Exchange Rate Changes on Cash
The effect of foreign currency translation on cash resulted in a decrease to cash and cash equivalents of $0.6 million during fiscal year 2015 compared to an increase to cash and cash equivalents of $0.4 million during fiscal year 2014. The Canadian Dollar/USD and Euro/USD spot rates decreased from 0.899 and 1.350, respectively, on January 31, 2014 to 0.785 and 1.129, respectively, on January 31, 2015.

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

We document all relationships between hedging instruments and hedged items, the risk management objective and strategy for undertaking various hedge transactions, the forecasted transaction that has been designated as the hedged item, and how the hedging instrument is expected to reduce the risks related to the hedged item. We analyze our interest rate swaps quarterly to determine if the hedged transaction remains effective or ineffective. We may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if we elect to remove the cash flow hedge designation. If hedge accounting is discontinued, and the forecasted hedged transaction remains probable of occurring, the previously recognized gain or loss on the interest rate swaps will remain in accumulated other comprehensive loss and will be reclassified into earnings during the same period the forecasted hedged transaction affects earnings. Our determination of the fair value of our interest rate swaps was calculated using a discounted cash flow analysis based on the terms of the swap contracts and the observable interest rate curve. We adjust a liability on our balance sheet when the market value of the interest rate swap is different from our basis in the interest rate swap agreements. When an interest rate swap agreement qualifies for hedge accounting under generally accepted accounting principles, we record a charge or credit to other comprehensive (loss) income. When an interest rate swap agreement has not been designated as a hedge, or does not meet all of the criteria to be classified as a hedge, we record a net unrealized gain or loss within our consolidated statement of operations.

On January 31, 2015, there were seven swap agreements with a total notional amount of $221.0 million outstanding, six with a five-year term and a notional value totaling $150.0 million with a fixed rate of 2.35% and one with a three-year term and notional value totaling $71.0 million with a fixed rate of 1.64%, which will be reduced to $64.0 million on July 31, 2015, before it terminates on July 29, 2016. On January 31, 2015 and January 31, 2014, the liability recorded related to interest rate swaps was $2.7 million and $4.0 million, respectively, with no unrealized gain or loss recorded in the consolidated statements of operations for the ineffective portion of the change in fair value of the interest rate swap agreements.

Contractual Obligations
We are obligated to make future payments under various contracts such as debt agreements, interest rate swap agreements, lease agreements, and purchase obligations. The following table represents our contractual obligations on January 31, 2015.

	Payments Due by Period
(in thousands)	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
Contractual obligations:
Commitment fee on credit facility	$304	$228	$76	$—	$—
Interest rate swap agreements	7,011	4,683	2,328	—	—
Operating lease obligations	35,669	9,737	14,336	6,271	5,325
Capital lease obligations	1,033	195	390	448	—
Senior term loan	411,066	4,163	8,326	398,577	—
Scheduled interest payment obligations under senior term loan (1)	70,939	17,645	34,800	18,494	—
Senior unsecured notes	240,000	—	—	240,000	—
Scheduled interest payment obligations under senior unsecured notes	85,800	19,800	39,600	26,400	—
Total contractual obligations	$851,822	$56,451	$99,856	$690,190	$5,325

(1)	Variable rate based on the three-month LIBOR assuming no changes from the rate at January 31, 2015.

Off-Balance Sheet Arrangements
At January 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material.

Accounting and Operating Overview

Revenue
We report our revenue within the following categories:

•
Rental Revenue—We generate rental revenue by directly renting our equipment, and to a lesser extent third party equipment (re-rent), to our customers. We enter into contracts with our customers to rent equipment based on a daily rental rate. The rental agreement may be terminated by us or our customers at any time. We recognize rental revenue on each rental day when: (i) there is contractual evidence of the arrangement; (ii) the price is fixed and determinable; and (iii) there is no evidence to indicate that collectability is not reasonably assured.

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

•
Sales Revenue—Sales revenue consists of the sale of new products held for sale and included in inventory, such as filtration media, pumps, and filtration units. Proceeds from the sale of rental fleet equipment are excluded from sales revenue and are recorded as part of our “Gain on sale of equipment.” We sell our products pursuant to sales contracts with our customers, which state the fixed sales price and the specific terms and conditions of the sale. Product sale revenue is recognized when: (i) persuasive evidence of an arrangement exists; (ii) the products have been delivered to customers; (iii) the pricing is fixed or determinable; and (iv) there is no indication that the collectability of the revenue will not be reasonably assured.

•
Service Revenue—Service revenue consists of revenue for value-added services, such as equipment hauling and consultation and technical advice provided to the customer. We recognized these revenues when the services are complete and contractually earned. Service and product sale revenue is recognized when: (i) persuasive evidence of an arrangement exists; (ii) the services have been rendered; (iii) the pricing is fixed or determinable; and (iv) there is no indication that the collectability of the revenue will not be reasonably assured.

Operating Expenses
Our operating expenses consist of the following:

•
Employee related expenses includes employee compensation, payroll taxes, temporary labor, and benefits such as bonuses, group medical and workers’ compensation costs, 401(k) matching and profit sharing. This caption reflects the cost of all our employees, including those directly involved in the performance of services, rental of equipment, and general and administrative functions. Our service and rental related activities are typically performed by the same branch employees.

•	Rental expenses includes outside hauling, re-rental and truck expenses such as fuel and supplies. Rental expense includes costs directly related to the performance of services and rental of equipment.

•
Repair and maintenance expenses includes the costs for repair and maintenance on rental and rental support equipment. Repair and maintenance expense is related to the rental of equipment and support equipment.

•	Cost of goods sold includes third party purchase cost of items held in inventory and then sold during the period.

•
Facility expenses includes property rent, property taxes, yard, shop, office, telephone and utility expenses. This caption reflects the facility costs of all our locations, including those directly involved in the performance of services, rental of equipment, and general and administrative functions.

•	Professional fees includes outside legal, consulting and accounting costs.

•	Management fees are costs for services provided by our Sponsor.

•
Other operating expenses includes travel and entertainment, advertising and promotion, liability insurance, licenses, employee hiring and recruiting costs, and bad debt expense. These costs are general and administrative in nature.

•
Depreciation and amortization includes the costs recognized for property and equipment and the amortization of our other intangible assets. Property and equipment are recorded at cost. We do not assume any residual value at the end of the assets’ useful lives. Depreciation of property and equipment and amortization of other intangible assets are calculated using the straight-line method over the estimated useful lives of the assets. Depreciation includes primarily costs recognized for rental and rental support equipment.

•
Gain on sale of equipment includes the difference between the proceeds received and the net book value of rental assets sold. Occasionally, we sell assets from our rental fleet as part of the normal process of disposing of items at the end of their useful life as an accommodation to our customers or for other reasons. Historically, we have not received significant proceeds from the sale of retired equipment.

•	Impairment of long-lived assets includes write-downs for the differences between the carrying values and the market values of certain equipment.

Critical Accounting Policies, Estimates, and Judgments

Our audited consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition; share-based compensation (expense and liability); allowance for doubtful accounts; our review for impairment of long-lived assets, intangible assets and goodwill; depreciation; contingencies; deferred taxes; inventory valuation; business combinations; and interest rate swaps. We believe our judgments and estimates are reasonable; however, actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustments may be significant.

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

Our management believes our most significant accounting policies relate to the following:

Revenue Recognition
We recognize revenue on the sale of products or services when: (i) there is contractual evidence of the transaction; (ii) the products or services are delivered; (iii) the price is fixed and determinable; and (iv) there is no evidence to indicate that collectability is not reasonably assured.

We enter into contracts with our customers to rent equipment based on a daily rental rate. The rental agreement may be terminated by us or our customers at any time. We have the right to substitute any equipment on rent with similar equipment at our discretion. We recognize rental revenue upon the passage of each rental day when: (i) there is contractual evidence of the arrangement; (ii) the price is fixed and determinable; and (iii) there is no evidence to indicate that collectability is not reasonably assured.

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

We accrue for volume rebates and discounts during the same period as the related revenues are recorded based on our current expectations, after considering historical experience. Changes in such accruals may be required if future rebates and incentives differ from our estimates. Rebates and incentives are recognized as a reduction of revenues if distributed in cash or customer account credits. Rebates and incentives are recognized as cost of sales if we provide products or services for payment. The rebates and discounts accrual balance on January 31, 2015 and January 31, 2014 was $0.7 million and $0.6 million, respectively.

We record a provision for estimated sales returns and allowances. The provision recorded for estimated sales returns and allowances is deducted from gross sales to arrive at net sales in the period the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that we have established, we will record a reduction or increase to net revenues in the period in which we make such a determination. The allowance for sales returns balance on January 31, 2015 and January 31, 2014 was $0.6 million and $0.4 million, respectively.

If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that may be material.

Share-based Compensation
Share-based compensation relates to options to purchase shares of BCI Holdings, our sole shareholder and parent company. Stock options to purchase shares of our parent company have been granted to certain employees of the Company. The fair value of share-based compensation awards are expensed to the “Employee related expenses” line within the statement of operations of the entity where the related holder is employed. The fair value of our stock option awards is estimated on each grant date using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to make highly subjective assumptions, including the following:

•
Current Common Stock Value — We operate as a privately-owned company, and our stock does not and has not been traded on a market or an exchange. As such, we estimate the value of BCI Holdings, on a quarterly basis. If there have been no significant changes such as acquisitions, disposals, or loss of a major customer, etc. between our valuation analysis and the grant date of a stock option, we will continue to use that valuation. We determined the fair value of BCI Holdings common stock based on an analysis of the market approach and the income approach. Under the market approach, we estimated the fair value based on market multiples of EBITDA for comparable public companies. Under the income approach, we calculate the fair value based on the present value of estimated future cash flows. The estimated marketability factor is a discount taken to adjust for the cost and a time lag associated with locating interested and capable buyers of a privately held company, because there is no established market of readily available buyers and sellers. Under the income approach, we calculate the fair value based on the present value of estimated future cash flows.

The valuation dates and the resulting value of BCI Holdings common stock during fiscal years 2013, 2014 and 2015 were the following:

	March 2012	April 2012	July 2012	November 2012	March 2013	September 2013
Stock value per share (1)	$117.00	$117.00	$123.30	$136.90	$140.00	$125.00
Number of option grants (in shares)	15,000	6,500	15,000	—	16,500	495,000
Total equity value (in millions) (1)	$464.5	$464.5	$491.2	$520.2	$532.0	$476.4

	November 2013	January 2014	March 2014	July 2014	October 2014	January 2015
Stock value per share (1)	$116.00	$110.00	$97.00	$96.00	$117.80	$102.70
Number of option grants (in shares)	—	24,000	25,500	29,000	5,000	—
Total equity value (in millions) (1)	$442.3	$420.8	$369.8	$365.3	$446.6	$389.1

(1)	These values have been discounted for a marketability factor as the shares are not tradable on any market or exchange and contain transfer restrictions.

The stock options granted during fiscal years 2013, 2014 and 2015, except for the options granted in April 2012, were valued based upon internal valuations, considering input from third parties, utilizing the assumptions below. The options granted in April 2012 were valued in the same manner as the options granted in March 2012, due to proximity of the grant and no other significant changes in critical assumptions or operations of the Company.

•	Expected volatility—Management determined that historical volatility of comparable publicly traded companies is the best indicator of our expected volatility and future stock price trends.

•	Expected dividends—We historically have not paid cash dividends and do not currently intend to pay cash dividends; therefore, we have assumed a 0% dividend rate.

•
Expected term—For options granted “at-the-money” in fiscal years 2015 and 2014, we used the simplified method to estimate the expected term for the stock options as we do not have enough historical exercise data to provide a reasonable estimate. For stock options granted “out-of-the-money” in fiscal years 2015 and 2014, we used an adjusted simplified method that considers the probability of the stock options becoming “in-the-money.”

For options granted in fiscal year 2013, we used historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted was derived from an analysis of historical exercises and remaining contractual life of stock options and represented the period of time that options granted were expected to be outstanding.

•	Risk-free rate—The risk-free interest rate was based on the U.S. Treasury yield with a maturity date closest to the expiration date of that stock option grant.

Our stock options have been granted to each individual, except our CEO (see below), in three tranches. The first tranche is comprised of 50% of the total options granted, while the second and third tranches are each comprised of 25% of the total options granted. The exercise price for the first tranche is the fair value of BCI Holdings common stock on the grant date. The exercise price for the second tranche is approximately twice the fair value of BCI Holdings common stock on the grant date. The exercise price for the third tranche is approximately three times the fair value of BCI Holdings common stock on the grant date.

We have concluded that there is only a service condition and no market condition for the first tranche given that the fair value of the common stock on the grant date does not vary significantly from the exercise price; therefore, the first tranche stock options do not constitute deeply out-of-the-money options. However, for the second and third tranches, we have concluded that a service and market condition exists, as the difference between the exercise price and the fair value of the BCI Holdings common stock on the grant date is significant.

For stock options subject solely to service conditions (where cash settlement is not probable), we recognize the grant date fair value of the stock options within expense using the straight-line method. For stock options subject to service and market conditions (where cash settlement is not probable), we recognize compensation cost from the service inception date to the vesting date for each vesting tranche (i.e., on a tranche by tranche basis) using the accelerated attribution method.

For stock options where cash settlement is probable, we recognize any increases in fair value of the stock options period to period as expense and decreases in fair value as a reduction of liability, regardless of the presence of service, market, or performance conditions. During the fourth quarter of fiscal year 2014, certain options were converted from equity to liability awards, as we determined cash settlement upon exercise was probable. As a result, we remeasured the fair value of these options on January 31, 2014, and recognized an additional $0.2 million non-cash share-based compensation expense. In connection with the conversion from equity to liability awards, the Company reclassified $2.8 million from additional paid-in-capital to the shared based compensation liability for share-based compensation costs previously recognized for equity awards. We remeasured the fair value of these options on January 31, 2015 and decreased our liability to $2.8 million from the $3.0 million recognized on January 31, 2014. The re-measurement resulted in a decrease to our non-cash share-based compensation expense of $0.2 million during fiscal year 2015. Based on the valuation performed on January 31, 2015, there was $0.5 million of total unrecognized compensation related to unvested awards, which we expect to recognize over a weighted average period of 1.4 years.

CEO Stock Options
We determined that all the stock option tranches granted to our CEO contain a service and performance condition. In addition, we performed an analysis of all stock options that were granted at a strike price significantly greater than the fair value of our stock at the time of grant and determined that these options had characteristics of “deep-out-of-the-money” stock options. Based on this analysis, we concluded these tranches were granted “deep-out-of-the-money” as the exercise prices were significantly greater than our grant date stock price of $125 (See “Current Common Stock Value” above for grant date price analysis). Options granted deep-out-of-the-money are deemed to contain a market condition.

The CEO’s options contain a liquidity event based performance condition. As a result, we determined compensation cost recognition should be deferred until the occurrence of the Change in Control. On October 31, 2013, the total unrecognized stock-based compensation expense for the CEO’s options was $10.6 million. During the fiscal years 2015 and 2014, we did not recognize any stock based compensation expense related to the CEO’s options.

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

Please refer to Note 12, “Share-Based Compensation” of the “Notes to Consolidated Financial Statements” included in Item 8 for more information on our share-based compensation plans.

Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We establish and maintain the allowance for estimated losses based upon historical loss experience, evaluation of past due accounts receivable, and our experience with respect to the paying history of certain customers. Management reviews the level of the allowance for doubtful accounts on a regular basis and adjusts the level of the allowance as needed. Our historical reserves have been sufficient to cover losses from uncollectible accounts. However, we cannot predict future changes in the financial stability of our customers, and actual losses from uncollectible accounts may differ from our estimates and have a material effect on our consolidated financial position, results of operations and cash flows. If the financial condition of our customers deteriorate resulting in their inability to make payments, a larger allowance may be required resulting in a charge to “other operating expenses” in the period in which we make this determination. If we were to increase the historical loss factors used in computing the allowance for doubtful accounts by 25%, it would have the following approximate effect on our net (loss) income:

	Fiscal Years Ended January 31,
In thousands	2015	2014	2013
As reported:
Allowance for doubtful accounts	$2,981	$2,610	$3,023

(Loss) income before income taxes	(13,345)	(25,928)	17,306
Income tax (benefit) expense	(6,702)	(7,684)	7,476
Net (loss) income	$(6,643)	$(18,244)	$9,830

As adjusted for hypothetical change in reserve estimates:
Allowance for doubtful accounts	$3,726	$3,263	$3,779
Increase in reserve	745	653	756

(Loss) income before income taxes	(14,090)	(26,581)	16,550
Income tax (benefit) expense	(7,076)	(7,878)	7,150
Net (loss) income	(7,014)	(18,703)	9,400
Increase in net loss / Decrease in net income	$371	$459	$430

Goodwill and Trade Names
We assess the impairment of goodwill and trade names on November 1st of each fiscal year or whenever events or changes in circumstance indicate that the carrying value may not be recoverable.

Some factors we consider important that could trigger an impairment review include the following:
•significant under-performance relative to historical, expected or projected operating results;
•significant changes in the manner of our use of the acquired assets or our strategy;
•significant negative industry or general economic trends;
•a decline in the Company’s valuation for a sustained period of time;
•a significant adverse change in legal factors or in business climate; and
•an adverse action or assessment by a regulator.

When performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Prior to fiscal year 2014, our reporting units for the purpose of testing goodwill for impairment consisted of seven geographic divisions located at a level below our two operating segments, North America and Europe. However, during the fiscal year 2014, as a result of the addition of a new CEO, who is considered to be the Chief Operating Decision Maker (“CODM”), and the way he views the business, a management reorganization during the fourth quarter of fiscal year 2014, and changes in our asset management process, and changes in the regular periodic financial information provided to the CODM, we reassessed our reporting units. We determined we have two reporting units consisting of North America and Europe, which are also operating and reportable segments.

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

We concluded our goodwill was not impaired on January 31, 2015. We did not record any goodwill impairment charges during the fiscal years 2015, 2014 and 2013. Refer to Note 1, “Business, Basis of Presentation, and Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Item 8 for additional information.

To evaluate whether trade names are impaired, we compare the fair value to carrying value. We estimate the fair value using an income approach, using the asset’s projected discounted cash flows. We recognize an impairment loss when the estimated fair value of our trade names asset is less than its carrying value. Determining the fair value of trade names is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions. If actual results are not consistent with our estimates and assumptions, we may be exposed to material impairment charges. We did not record any impairment charges for trade names during fiscal years 2015, 2014 and 2013.

Long-lived Assets and Customer Relationships
We assess long-lived and intangible assets for impairment on an individual basis whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors considered important which may trigger an impairment review if significant include the following:

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

Impairment charges for our long-lived assets were $3.4 million, $2.4 million and $0.0 million in fiscal years 2015, 2014 and 2013, respectively. Refer to Note 1, “Business, Basis of Presentation, and Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” included in Item 8 for additional information.

Customer Relationships Amortization Policy
In conjunction with the Transaction purchase price allocation, we assessed the appropriate amortization period for customer relationships by reviewing our customer retention over a look-back period. Our relationship with 15 of our largest 25 customers for fiscal year 2015 spans greater than 26 years. Customer relationships were ascribed a 25-year life, as the data supported a modest attrition amount, but did not support an indefinite life. The expected revenue growth from existing customer relationships exceeds the expected customer attrition rate, and since a reliably determinable pattern of use could not be established, we believe the straight-line method of amortization is appropriate.

Depreciation Policy
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

Medical Insurance Reserve
Prior to fiscal year 2014, our employee medical insurance program had a self-insurance component under which we were responsible for a portion of the medical claims of our employees who were enrolled in the plan. Our portion of the claims varied based on the number of employees and eligible dependents enrolled in the medical insurance program. On each balance sheet date we made an estimate for participant claims that had been incurred but not reported to the insurer. We made an accrual for the incurred but not reported claims based our historical claims experience. Furthermore, we periodically reviewed with our insurance broker their estimates of the lag time between claims submitted and the timing of reimbursement due by the Company. All of these factors were assessed in determining the appropriate level of accrual at any reporting period. A high degree of judgment was required to estimate the amount to be accrued.

We had purchased insurance coverage that provided reimbursement for any individual claim in excess of $150,000. Due to medical privacy regulations, we had limited visibility and little history with respect to the benefits from this policy. Therefore, we recorded these benefits as they were received.

Beginning in fiscal year 2015, we switched to a fully insured employee medical insurance program.

Contingencies
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

Deferred Taxes
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

If we determine that we will not realize all or a portion of our deferred tax assets, we will increase our valuation allowance with a charge to income tax expense or offset goodwill if the deferred tax asset was acquired in a business combination and we are within the measurement period. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense, except if the valuation allowance was created in conjunction with a tax asset in a business combination and we are within the measurement period. The majority of our deferred tax asset relates to federal net operating loss carry forwards that have future expiration dates. Management believes that the Company will fully utilize its deferred tax assets, including federal and state net operating loss carry forwards. The deferred tax assets will be offset by the reversal of the taxable temporary differences which are mainly comprised of depreciation and amortization. Our federal net operating loss carry forwards will begin to expire in 2023. Management believes that it is more likely than not that the federal and state deferred tax assets will be realized and a valuation allowance against deferred tax assets is not recorded.

Inventory
Our inventory is composed of finished goods that we purchase and hold for resale and components that we utilize in our assembly of pumps and filtration equipment. Inventory is valued at the lower of cost or market value. We write down our inventory for the estimated difference between the inventory’s cost and its estimated market value based upon our best estimates of market conditions.

We carry inventory in amounts necessary to satisfy our customers’ inventory requirements on a timely basis. We continually monitor our inventory status to control inventory levels and write down any excess or obsolete inventories on hand. Our inventory, net on January 31, 2015 and January 31, 2014 was $7.3 million and $5.7 million, respectively.

We have not made any material changes in the accounting methodology used to establish our excess and obsolete inventory reserve during the past three fiscal years. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which may have a material impact on our financial statements. Such circumstances may include, but are not limited to, the development of new competing technology that impedes the marketability of our products or the occurrence of significant price decreases. Each percentage point change in the ratio of excess and obsolete inventory reserve to inventory would impact cost of sales by approximately $100,000.

Business Combinations
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

Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer contracts and customer lists, risk adjusted discount rates, brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable; as a result, actual results may differ from estimates.

Interest Rate Swaps
Interest rate swap contracts are recorded in the consolidated financial statements at fair value. On January 31, 2015, we had interest rate swap contracts with an outstanding total notional principal of $221.0 million. For interest rate swap contracts, we have agreed to pay fixed interest rates while receiving a floating interest rate. The purpose of holding these interest rate swap contracts is to protect against upward movements in the London Interbank Offered Rate (“LIBOR”) and the associated interest that we pay on our external variable rate credit facilities.

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

Interest Rate Risk
We are exposed to interest rate risk related to our debt. We have substantial debt and, as a result, significant debt service obligations. On January 31, 2015, our total indebtedness was $651.1 million (including $240.0 million aggregate principal amount of 8.25% senior notes due 2019 and $411.1 million aggregate principal amount outstanding of LIBOR term loans (subject to a 1.25% floor) under our term loan facility). On November 13, 2013, the Company borrowed $35.0 million of incremental term loans (the “Incremental Term Loans”), which may be used for general corporate purposes, including to finance permitted acquisitions. The terms applicable to the Incremental Term Loans are the same as those applicable to the term loans under the Credit Agreement. We also had an additional $45.0 million available for borrowing under our revolving credit facility at that date. Refer to Note 9, “Debt” of the “Notes to Consolidated Financial Statements” included in Item 8 of this annual report on Form 10-K for further details.

We may need to borrow additional amounts of debt for working capital and other liquidity needs if our current obligations are not sufficient. Under the first and second amendments to our Credit Facility that became effective on February 7, 2013 and November 13, 2013, respectively, we are required to pay interest on our debt in quarterly installments based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Amended Credit Facility. Our senior notes are payable semi-annually based upon a fixed annual rate of 8.25%. A 100 basis point increase in interest rates for our debt would have had a $6.6 million impact on reported net loss for the fiscal year ended January 31, 2015.

We cannot make any assurances that we will not need to borrow additional amounts in the future or that funds will be extended to us under comparable terms or at all. If funding is not available to us at a time when we need to borrow, we would have to use our cash reserves, which may have a material adverse effect on our operating results, financial position and cash flows.

Interest Rate Swap Agreement
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

Impact of Foreign Currency Rate Changes
We currently have branch operations outside the United States, and our foreign subsidiaries conduct their business in local currency, the most significant of which is the Euro. Below is a list of the countries in which our foreign subsidiaries are located, along with the local currencies in which their transactions are denominated.

Country	Local Currency
Canada	Canadian dollar
France	Euro
Germany	Euro
The Netherlands	Euro
The United Kingdom	British pound sterling
Poland	Polish Zloty
We are exposed to foreign exchange rate fluctuations as the financial results of our non-United States operations are translated into U.S. dollars. Based upon the level of our international operations during fiscal year 2015 relative to the Company as a whole, we estimate a 10% change in the exchange rates would cause our annual after-tax earnings to change by approximately $0.3 million.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder
BakerCorp International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of BakerCorp International, Inc. and Subsidiaries (the “Company”) as of January 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BakerCorp International, Inc. and Subsidiaries at January 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Irvine, California
April 17, 2015

BakerCorp International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	January 31, 2015	January 31, 2014
Assets
Current assets:
Cash and cash equivalents	$18,665	$25,536
Accounts receivable, less allowance for doubtful accounts of $2,981 and $2,610 on January 31, 2015 and January, 31 2014, respectively	70,758	65,142
Inventories, net	7,337	5,748
Prepaid expenses and other current assets	5,905	5,395
Deferred tax assets	5,776	6,633
Total current assets	108,441	108,454
Property and equipment, net	368,299	393,142
Goodwill	309,714	320,069
Other intangible assets, net	430,223	451,402
Deferred financing costs, net	635	846
Other long-term assets	541	593
Total assets	$1,217,853	$1,274,506
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$21,189	$27,808
Accrued expenses	20,389	24,366
Current portion of long-term debt (net of deferred financing costs of $2,543 and $2,406 on January 31, 2015 and January, 31 2014, respectively	1,618	1,757
Total current liabilities	43,196	53,931
Long-term debt, net of current portion (net of deferred financing costs of $9,002 and $11,543 on January 31, 2015 and January, 31 2014, respectively	637,903	639,522
Deferred tax liabilities	186,780	196,828
Fair value of interest rate swap liabilities	2,725	4,008
Share-based compensation liability	2,836	2,974
Other long-term liabilities	2,165	3,487
Total liabilities	875,605	900,750
Commitments and contingencies	—	—
Shareholder’s equity:
Common stock, $0.01 par value; 100,000 shares authorized; 100 shares issued and outstanding	—	—
Additional paid-in capital	390,829	390,628
Accumulated other comprehensive loss	(35,774)	(10,708)
Accumulated deficit	(12,807)	(6,164)
Total shareholder’s equity	342,248	373,756
Total liabilities and shareholder’s equity	$1,217,853	$1,274,506

The accompanying notes are an integral part of these consolidated financial statements.

BakerCorp International, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands)

	Fiscal Year Ended
	January 31, 2015	January 31, 2014	January 31, 2013
Revenue:
Rental revenue	$265,799	$246,479	$253,005
Sales revenue	22,521	21,342	18,640
Service revenue	44,000	42,790	42,822
Total revenue	332,320	310,611	314,467
Operating expenses:
Employee related expenses	112,747	108,042	91,541
Rental expenses	44,138	38,083	37,361
Repair and maintenance	13,612	18,133	15,162
Cost of goods sold	14,432	12,539	10,876
Facility expenses	28,402	25,048	20,801
Professional fees	4,087	8,962	7,536
Management fees	608	602	588
Other operating expenses	19,230	17,705	11,769
Depreciation and amortization	65,511	62,491	58,667
Gain on sale of equipment	(3,797)	(2,666)	(903)
Impairment of long-lived assets	3,364	2,370	—
Total operating expenses	302,334	291,309	253,398
Income from operations	29,986	19,302	61,069
Other expenses:
Interest expense, net	42,440	41,294	43,707
Loss on extinguishment and modification of debt	—	2,999	—
Foreign currency exchange loss, net	865	937	56
Other expense, net	26	—	—
Total other expenses, net	43,331	45,230	43,763
(Loss) income before income tax (benefit) expense	(13,345)	(25,928)	17,306
Income tax (benefit) expense	(6,702)	(7,684)	7,476
Net (loss) income	$(6,643)	$(18,244)	$9,830

The accompanying notes are an integral part of these consolidated financial statements.

BakerCorp International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Fiscal Year Ended
	January 31, 2015	January 31, 2014	January 31, 2013
Net (loss) income	$(6,643)	$(18,244)	$9,830
Other comprehensive (loss) income, net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $498, $481 and $272, respectively	785	804	438
Change in foreign currency translation adjustments	(25,851)	(1,132)	3,905
Other comprehensive (loss) income	(25,066)	(328)	4,343
Total comprehensive (loss) income	$(31,709)	$(18,572)	$14,173

The accompanying notes are an integral part of these consolidated financial statements.

BakerCorp International, Inc. and Subsidiaries
Consolidated Statements of Shareholder’s Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Earnings (Deficit)	Total Equity
	Shares	Amount
Balance at January 31, 2012	100	$—	$394,601	$(14,723)	$2,250	$382,128
Additional investment from BakerCorp International Holdings, Inc., net	—	—	3,095	—	—	3,095
Other comprehensive income	—	—	—	4,343	—	4,343
Net income	—	—	—	—	9,830	9,830
Comprehensive income	—	—	—	—	—	14,173
Balance at January 31, 2013	100	$—	$397,696	$(10,380)	$12,080	$399,396
Return of investment to BakerCorp International Holdings, Inc., net	—	—	(7,068)	—	—	(7,068)
Other comprehensive loss	—	—	—	(328)	—	(328)
Net loss	—	—	—	—	(18,244)	(18,244)
Comprehensive loss	—	—	—	—	—	(18,572)
Balance at January 31, 2014	100	$—	$390,628	$(10,708)	$(6,164)	$373,756
Additional investment from BakerCorp International Holdings, Inc., net	—	—	201	—	—	201
Other comprehensive loss	—	—	—	(25,066)	—	(25,066)
Net loss	—	—	—	—	(6,643)	(6,643)
Comprehensive loss	—	—	—	—	—	(31,709)
Balance at January 31, 2015	100	$—	$390,829	$(35,774)	$(12,807)	$342,248

The accompanying notes are an integral part of these consolidated financial statements.

BakerCorp International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	January 31, 2015	January 31, 2014	January 31, 2013
Operating activities
Net (loss) income	$(6,643)	$(18,244)	$9,830
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts	758	825	(1,191)
Provision for (recovery of) excess and obsolete inventory	132	(76)	79
Share-based compensation expense	1,995	2,901	4,199
Loss on sale of subsidiary	99	—	—
Gain on sale of equipment	(3,797)	(2,666)	(903)
Depreciation and amortization	65,511	62,491	58,667
Amortization of deferred financing costs	2,611	2,383	2,545
Loss on extinguishment and modification of debt	—	2,999	—
Impairment of long-lived assets	3,364	2,370	—
Deferred income taxes	(8,045)	(9,852)	2,922
Amortization of above-market lease	(697)	(685)	(673)
Changes in assets and liabilities:
Accounts receivable	(8,111)	(2,893)	(5,257)
Inventories	(1,722)	(1,188)	(441)
Prepaid expenses and other assets	(1,064)	(1,198)	1,083
Accounts payable and accrued expenses	(9,060)	7,201	(4,286)
Net cash provided by operating activities	35,331	44,368	66,574
Investing activities
Acquisition of business, net of cash acquired	—	(8,380)	—
Purchases of property and equipment	(39,866)	(68,961)	(73,666)
Proceeds from sale of equipment	5,599	4,953	3,151
Proceeds from sale of subsidiary	100	—	—
Net cash used in investing activities	(34,167)	(72,388)	(70,515)
Financing Activities
Repayments of long-term debt	(4,163)	(3,922)	(3,900)
Return of capital to BakerCorp International Holdings, Inc.	(3,278)	(4,985)	(1,103)
Proceeds from issuance of long-term debt	—	35,000	—
Payment of deferred financing costs	—	(1,008)	—
Net cash (used in) provided by financing activities	(7,441)	25,085	(5,003)
Effect of foreign currency translation on cash	(594)	402	17
Net decrease in cash and cash equivalents	(6,871)	(2,533)	(8,927)
Cash and cash equivalents, beginning of period	25,536	28,069	36,996
Cash and cash equivalents, end of period	$18,665	$25,536	$28,069
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$39,876	$38,905	$35,766
Income taxes	$1,521	$3,973	$5,210
Non-cash operating and financing activities:
Return of capital to BakerCorp International Holdings, Inc. related to a settlement of options for shares of common stock in BakerCorp International Holdings Inc.	$(624)	$(1,919)	$(1,231)

The accompanying notes are an integral part of these consolidated financial statements.

BakerCorp International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business
We are a provider of liquid and solid containment solutions, operating within a specialty sector of the broader industrial services industry. Our revenue is generated by providing rental equipment, customized solutions, and service to our customers. We provide a wide variety of steel and polyethylene temporary storage tanks, roll-off containers, pumps, filtration, pipes, hoses and fittings, shoring, and related products to a broad range of customers for a number of applications. Tank and roll-off container applications include the storage of water, chemicals, waste streams, and solid waste. Pump applications include the pumping of groundwater, municipal waste and other fluids. Filtration applications include the separation of various solids from liquids. We have branches in 24 states in the United States as well as branches in Canada, France, Germany, the Netherlands, the United Kingdom, and Poland. For reporting purposes, a branch is defined as a location with at least one employee. As used herein, the terms “Company,” “we,” “us,” and “our” refer to BakerCorp and its subsidiaries, unless the context indicates to the contrary.

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

Reclassification
Certain amounts previously reported have been reclassified to conform to the current year presentation. On January 31, 2015, we reclassified $1.6 million from “Other accrued expenses” to “Accrued taxes” within the January 31, 2014 “Accrued expenses” detail presented in Note 7. The reclassification had no effect on previously reported net income, shareholder’s equity or net cash flow.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make a number of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, judgments, and assumptions, including those related to revenue recognition, allowances for doubtful accounts, warranties, inventory valuation, customer rebates, sales allowances, litigation accruals, impairment of long-lived assets, intangible assets and goodwill, income taxes, share-based compensation (expense and liability), and derivatives. Our estimates, judgments, and assumptions are based on historical experience, future expectations, and other factors which we believe to be reasonable. Actual results may differ from our expectations. Based on our evaluation, our estimates, judgments, and assumptions may be adjusted as more information becomes available. Any adjustment may be material.

Concentration of Risk
We provide services to customers in diverse industries and geographic regions. We continuously evaluate the creditworthiness of our customers and generally do not require collateral. No single customer represented more than 10% of our consolidated revenues during fiscal years 2015, 2014 and 2013.

In North America, we have a small group of suppliers for efficiency. We do not maintain long-term supply agreements with any of our North American suppliers. In Europe, we have agreed to purchase our rental equipment primarily from a single supplier. In exchange, this vendor has agreed that it will not supply similar equipment to our competitors.

Revenue Recognition
Rental Revenue
Rental revenue is generated from the direct rental of our equipment fleet, and to a lesser extent the re-rent of third party equipment. We enter into contracts with our customers to rent equipment based on a daily rental rate. The rental agreement may generally be terminated by us or our customers at any time. We recognize rental revenue upon the passage of each rental day when (i) there is written contractual evidence of the arrangement, (ii) the price is fixed and determinable, and (iii) there is no evidence indicating that collectability is not reasonably assured.

Re-rent revenue, which we report as a component of “Rental revenue,” includes: (i) rental income generated by equipment that we have rented from third party vendors to supplement our fleet (specialty equipment) and to fill an immediate need where the equipment required is not available; (ii) reimbursement revenue to cover costs incurred to repair equipment damaged during customer use; and (iii) reimbursement for hauling of re-rent equipment and services performed by third parties for the benefit of the customer.

We do not require deposits from our customers, record any contingent rent, or incur or capitalize any initial direct costs related to our rental arrangements.

Sales Revenue
Sales revenue consists of the sale of new items held in inventory, such as filtration media, pumps and filtration units. Proceeds from the sales of rental fleet equipment are excluded from sales revenue and are recorded as “Gain on sale of equipment.” We sell our products pursuant to sales contracts with our customers, which state the fixed sales price and the specific terms and conditions of the sale. Sales revenue is recognized when persuasive evidence of an arrangement exists, the products have been delivered to customers, the pricing is fixed or determinable, and there is no evidence indicating that collectability is not reasonably assured.

Service Revenue
Service revenue consists of revenue for value-added services, such as consultation and technical advice and transportation services. Service revenue is recognized when persuasive evidence of an arrangement exists, the services have been rendered and contractually earned, the pricing is fixed or determinable, and there is no indication that the collectability of the revenue will not be reasonably assured.

Volume-based Rebates and Discounts and Sales Allowances
We accrue for volume rebates and discounts during the same period as the related revenues are recorded based on our current expectations, after considering historical experience. Rebates and incentives are recognized as a reduction of revenues if distributed in cash or customer account credits. Rebates and incentives are recognized as cost of sales if we provide products or services for payment.

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

Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether or not the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels, defined as follows.

•	Level 1—Inputs are based on quoted market prices for identical assets or liabilities in active markets at the measurement date.

•
Level 2—Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

•
Level 3—Inputs include management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation.

Derivative Instruments
U.S. GAAP requires us to recognize all of our derivative instruments as either other assets or other liabilities in the consolidated balance sheets at fair value. The fair value of interest rate hedges reflects the estimated amount that we would receive or pay to terminate the contracts at the reporting date. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as a hedging instrument and on the type of hedging relationship. Our derivatives are valued using observable data as inputs and, therefore, are categorized as Level 2 financial instruments.

The effective portion of the gain or loss on our derivative instruments is reported as a component of other comprehensive (loss) income and is subsequently reclassified into interest expense during the same period interest cash flows for our floating-rate debt (hedged item) occur. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized within interest expense (income) during the period of change. For derivative instruments that are not designated as hedging instruments, the gain or loss is recognized in interest expense, net during the period of change and net payments under these derivatives are recorded as realized.

Cash Flow Hedges
We use interest rate derivative contracts to hedge cash flows related to the variable interest rate exposure on our debt. Our use of interest rate derivative contracts is not for trading or speculative purposes. For these interest rate swap contracts, we have agreed to pay fixed interest rates while receiving a floating LIBOR rate. The purpose of holding these interest rate swap contracts is to hedge against the upward movement of LIBOR and the associated interest expense we pay on our external variable rate credit facilities. We intend to continue to hedge the risk related to changes in our base interest rate (LIBOR).

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

We document all relationships between the hedging instruments and hedged items, the risk management objective and strategy for undertaking the hedge transaction, the forecasted transaction that has been designated as the hedged item, and how the hedging instrument is expected to reduce the risks related to the hedged item. We analyze the interest rate swaps quarterly to determine if the hedged transaction remains highly effective. We may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or we elect to remove the cash flow hedge designation. If hedge accounting is discontinued and the forecasted hedged transaction remains probable of occurring, the previously recognized gain or loss on the interest rate swap within accumulated other comprehensive loss is reclassified into earnings during the same period during which the forecasted hedged transaction affects earnings.

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
Management considered, among other factors, input by an independent third party with extensive expertise and experience when estimating the fair value of our derivatives.

Cash and Cash Equivalents

Cash and cash equivalents include cash accounts and all investments purchased with initial maturities of three months or less. We attempt to mitigate our exposure to liquidity, credit and other relevant risks by placing our cash and cash equivalents with financial institutions we believe are structurally sound. These financial institutions are located in many different geographic regions. As part of our cash and risk management processes, we perform periodic evaluations of the relative credit standing of our financial institutions. We have not sustained credit losses from instruments held at financial institutions. On January 31, 2015, our domestic deposits with financial institutions exceeded the Federal Deposit Insurance Corporation’s insured limit by $13.9 million.

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

Advertising and Promotional Costs
Advertising and promotional costs, which are included within other operating expenses, are expensed as incurred. During fiscal years 2015, 2014 and 2013, we recorded advertising expense of $0.9 million, $0.5 million and $0.6 million, respectively, and promotional expense of $0.6 million, $0.6 million, and $0.5 million, respectively.

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

Property and Equipment
Property and equipment acquired as part of a business combination are recorded at estimated fair value. Additions to property and equipment are recorded at cost. Repair and maintenance costs that extend the useful life of the equipment beyond its original life or provide new functionality are capitalized. Routine repair and maintenance costs are charged to repair and maintenance expense as incurred. Depreciation on property and equipment is calculated utilizing the straight-line method over the estimated useful lives of the assets. In computing depreciation expense, we have made the assumption that there will be no salvage value at the end of the equipment’s useful life.

Estimated useful lives are as follows:

Useful Life
Assets held for use:
Leasehold improvements	Shorter of the lease term or 5 years
Office furniture and equipment	3 to 7 years
Machinery and equipment	5 to 7 years
Software	3 to 5 years
Assets held for rent:
Secondary containment	2 years
Boxes	10 to 20 years
Filtration	5 to 7 years
Generators	7 years
Pipes, hoses and fittings	1 to 2 years
Non-steel containment	15 years
Pumps	7 years
Shoring	1 to 5 years
Steel containment	20 to 30 years
Tank trailers	17 years

See Note 5, “Property and Equipment, Net” for details of assets held for rent and assets held for use.

Goodwill
The excess of acquisition costs over the estimated fair value of net assets acquired and liabilities assumed is recorded as goodwill. We evaluate the carrying value of goodwill on November 1st of each year and between annual evaluations if events occur or circumstances change that may reduce the fair value of the reporting unit below its carrying amount. Such circumstances may include, but are not limited to the following:

•	significant under-performance relative to historical, expected or projected operating results;

•	significant changes in the manner of our use of the acquired assets or our strategy;

•	significant negative industry or general economic trends;

•	a decline in the Company’s valuation for a sustained period of time;

•	a significant adverse change in legal factors or in business climate; and

•	an adverse action or assessment by a regulator.

When performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component. We determined we have two reporting units consisting of North America and Europe, which are also operating and reportable segments. See Note 13, “Segment Reporting,” for further information.

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

During the three months ended October 31, 2014, we identified potential indicators of impairment of goodwill and decided the indicators were sufficient to perform an interim impairment analysis. Based on the results of the analysis, we concluded that for each reporting unit, the carrying amount did not exceed its fair value. As a result, we concluded goodwill for each reporting unit was not impaired as of October 31, 2014, and the second step of the goodwill impairment test was not considered necessary. During the three months ended January 31, 2015, we determined that the decline in the estimated fair value of our stock and the downgrade of our debt by Moody’s Investors Services were potential indicators of impairment of goodwill and, therefore, performed an impairment analysis of goodwill as of January 31, 2015. The amount by which the fair value of our North American reporting unit exceeded its book value was 8%. The fair value of our European reporting unit exceeded its book value by more than 40%. We concluded our goodwill was not impaired on January 31, 2015.

Other Intangible Assets
Indefinite-lived Intangible Assets
We evaluate the carrying value of our indefinite-lived intangible assets (trade name) on November 1st of each year and between annual evaluations if events occur or circumstances change that may reduce the fair value of the reporting unit below its carrying amount. To test indefinite-lived intangible assets for impairment, we compare the fair value of our indefinite-lived intangible assets to carrying value. We estimate the fair value using an income approach, using the asset’s projected discounted cash flows. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than the carrying value. We did not record any indefinite-lived asset impairment charges during fiscal years 2015, 2014 and 2013.

Definite-lived Intangible Assets
Definite-lived intangible assets are amortized using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

Customer backlog	2 years
Customer relationships	25 years
Developed technology	11 years

Impairment of Other Intangible Assets
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

During the three months ended October 31, 2014, we identified potential indicators of impairment of our other intangible assets and decided the indicators were sufficient to perform an interim impairment analysis. Based on the results of the analysis, we concluded that the fair value of our other intangible assets exceeded their carrying value, so the assets were not considered to be impaired as of October 31, 2014. Given the decline in the estimated fair value of our stock and the downgrade of our debt by Moody’s Investors Services during the three months ended January 31, 2015, we performed an impairment analysis of other intangible assets as of January 31, 2015 and concluded that the assets were not impaired as of January 31, 2015.

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

During the third quarter of fiscal 2015, we identified potential impairment indicators and assessed our long-lived assets for impairment. We determined that certain assets exceeded their estimated fair value by $2.1 million. The fair value was determined utilizing the discounted cash flow method income approach (a non-recurring Level 3 fair value measurement). Consequently, we recorded an impairment charge of $2.1 million in our North American segment, Given the decline in the estimated fair value of our stock and the downgrade of our debt by Moody’s Investors Services during the three months ended January 31, 2015, we performed an impairment analysis of long-lived assets as of January 31, 2015 and concluded that the net assets were not impaired as of January 31, 2015.

During the first quarter of fiscal 2015, we reassessed our plans for our wholly-owned subsidiary in Mexico. As a result, we performed a long-lived asset impairment analysis. On April 30, 2014, we determined that the carrying value of long-lived assets related to our Mexican operations exceeded their estimated fair value by $1.3 million. The fair value was estimated using data obtained during our investigation of possible disposition options, which was consistent with the market approach. The estimated fair value of the assets utilized significant unobservable inputs (Level 3). Consequently, during the three months ended April 30, 2014, we recorded an impairment charge of $1.3 million in our North American segment.

During the fourth quarter of fiscal 2014, management approved a plan to phase-out over the next two fiscal years a certain line of steel tanks from our rental fleet in North America. As a result, we assessed these steel tanks for impairment. We determined that the $4.3 million carrying value of these assets exceeded their estimated fair value by $2.4 million. The fair value was determined with the income approach utilizing the discounted cash flow method (a Level 3 fair value measurement). Consequently, during the fiscal year ended January 31, 2014, we recorded an impairment charge of $2.4 million in our North American segment.

As of January 31, 2015, there were no other indicators of impairment.

Stock Incentive Plan
We account for our stock incentive plan under the fair value recognition method. All of the shares of common stock of BakerCorp are held by BCI Holdings. Accordingly, stock option holders own options to purchase the common stock of BCI Holdings. The share-based compensation is included in “Employee related expenses” of the statements of operations. The cash flows resulting from option exercises are recorded within the return of capital to BCI Holdings, as a supplemental statement of cash flows disclosure. The tax benefits for tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are included in “Return of capital to BakerCorp International Holdings, Inc.,” which is classified as financing cash flows on the statements of cash flows.

In June 2011, BCI Holdings adopted a share-based management compensation plan, the BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). On September 12, 2013, the BCI Holdings’ Board of Directors amended the 2011 Plan by resolution to increase the number of shares of BCI Holdings common stock authorized for issuance under the 2011 Plan. The amended 2011 Plan permits the granting of BCI Holdings stock options, nonqualified stock options and restricted stock to eligible employees and non-employee directors and consultants.
Under the amended 2011 Plan, stock option awards are generally granted with an exercise price equal to or greater than the market price of BCI Holdings common stock on the date of grant. All stock options granted to eligible participants, except for the Chief Executive Officer (the “CEO”), are subject to the following:

•	The stock options expire in ten years or less from their grant date and vest over a five-year period, with 5% vesting per quarter.

•
The fair value of stock option awards is expensed over the related employee’s service period on a straight-line basis for stock options granted with an exercise price approximating the fair value of BCI Holdings common stock on the grant date.

•
Stock options granted with exercise prices substantially higher than the fair value of BCI Holdings common stock on the grant date are deemed to be “deep-out-of-the-money.” The grant date fair value of deep-out-of-the-money stock options must be recognized in the statement of operations on a tranche by tranche basis (often referred to as the “accelerated attribution method”) rather than on a straight-line basis.

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

Share-based Compensation
The fair value of our stock option awards is estimated on each grant date using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to make highly subjective assumptions, including the following:

•
Current common stock value—We operate as a privately-owned company, and our stock does not and has not been traded on a market or an exchange. As such, we estimate the value of BCI Holdings, on a quarterly basis. If there have been no significant changes such as acquisitions, disposals, or loss of a major customer, etc. between our valuation analysis and the grant date of a stock option, we may continue to use that valuation. We determined the fair value of BCI Holdings common stock based on an analysis of the market approach and the income approach. Under the market approach, we estimated the fair value based on market multiples of EBITDA for comparable public companies. Under the income approach, we calculate the fair value based on the present value of estimated future cash flows. The estimated marketability factor is a discount taken to adjust for the cost and a time lag associated with locating interested and capable buyers of a privately-held company, because there is no established market of readily available buyers and sellers.

•	Expected volatility—Management determined that historical volatility of comparable publicly traded companies is the best indicator of our expected volatility and future stock price trends.

•	Expected dividends—We historically have not paid cash dividends, and do not currently intend to pay cash dividends and thus have assumed a 0% dividend rate.

•
Expected term—For options granted “at-the-money,” we used the simplified method to estimate the expected term for the stock options as we do not have enough historical exercise data to provide a reasonable estimate. For stock options granted “out-of-the-money,” we used an adjusted simplified method that considers the probability of the stock options becoming “in-the-money.”

•	Risk-free rate—The risk-free interest rate was based on the U.S. Treasury yield with a maturity date closest to the expiration date of that stock option grant.

Our stock options have been granted to each individual, except our CEO (see Note 12, “Share-based Compensation”), in three tranches. The first, second and third tranches are comprised of 50%, 25% and 25%, respectively, of the total options granted. The exercise price for the first tranche is the fair value of BCI Holdings common stock on the grant date. The exercise price for the second tranche is approximately twice the fair value of BCI Holdings common stock on the grant date. The exercise price for the third tranche is approximately three times the fair value of BCI Holdings common stock on the grant date.

We have concluded that there is only a service condition and no market condition for the first tranche given that the fair value of the common stock on the grant date does not vary significantly from the exercise price, and, therefore, the first tranche stock options do not constitute deeply out-of-the-money options. However, for the second and third tranches, we have concluded that service and market conditions exist, as the difference between the exercise price and the fair value of the BCI Holdings common stock on the grant date is significant.

For stock options subject solely to service conditions (where cash settlement is not probable), we recognize the grant date fair value of the stock options within expense using the straight-line method. For stock options subject to service and market conditions (where cash settlement is not probable), we recognize compensation cost from the service inception date to the vesting date for each vesting tranche (i.e., on a tranche by tranche basis) using the accelerated attribution method.
For stock options where cash settlement is probable, we recognize any increases in fair value of the stock options period to period as expense and decreases in fair value as a reduction of liability, regardless of the presence of service, market, or performance conditions.

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

Our policy is to recognize interest to be paid on an underpayment of income taxes within “Interest expense, net” and any related statutory penalties in “Other operating expenses” in the consolidated statements of operations.

Leases
Operating Leases
Lease expense is recorded on a straight-line basis over the non-cancelable lease term, including any optional renewal terms that are reasonably expected to be exercised. Leasehold improvements related to these operating leases are amortized over the estimated useful life or the non-cancelable lease term, whichever is shorter.

Capital Leases
Capital leases are recorded at the lower of fair market value or the present value of future minimum lease payments with a corresponding amount recorded in property and equipment. Assets under capital leases are depreciated in accordance with our depreciation policy. Current portions of capital lease payments are included in “Accrued expenses” and non-current capital lease obligations are included in “Other long-term liabilities” in our consolidated balance sheets.

Changes in Accumulated Other Comprehensive Loss
The following table shows the components of accumulated other comprehensive loss, net of tax, for fiscal year 2015:

(in thousands)	Unrealized loss on interest rate swap agreements (1)	Changes in foreign currency translation adjustments	Total
Balance at January 31, 2014	$(2,461)	$(8,247)	$(10,708)
Other comprehensive income (loss) before reclassifications	785	(25,851)	(25,066)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net other comprehensive (income) loss	785	(25,851)	(25,066)
Balance at January 31, 2015	$(1,676)	$(34,098)	$(35,774)
(1)     Unrealized income on interest rate swap agreements is net of tax expense of $0.5 million for fiscal year 2015.

Foreign Currency Translation and Foreign Currency Transactions
We use the U.S. dollar as our functional currency for financial reporting purposes. The functional currency for our foreign subsidiaries is their local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet dates and for revenue and expense accounts using the average exchange rate during each period. The gains and losses resulting from the translation are included in the foreign currency translation adjustment account, a component of accumulated other comprehensive income (loss) in shareholder’s equity, and are excluded from net income. The portions of intercompany accounts receivable and accounts payable that are intended for settlement are translated at exchange rates in effect at the balance sheet dates. Our intercompany foreign investments and long-term debt that are not intended for settlement are translated using historical exchange rates.

Transaction gains and losses generated by the effect of changes in foreign currency exchange rates on recorded assets and liabilities denominated in a currency different than the functional currency of the applicable entity are recorded in other expenses, net.

Note 2. Accounting Pronouncements
Recently Adopted Accounting Pronouncements
During April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)-Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” (“ASU No. 2014-08”). ASU No. 2014-08 improves the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Under current U.S. GAAP, many disposals, some of which may be routine in nature and not a change in an entity’s strategy, are reported in discontinued operations. The amendments in ASU No. 2014-08 require expanded disclosures for discontinued operations that should provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations. The updated disclosure should provide users with information about the financial effects of significant disposals that do not qualify for discontinued operations reporting. The amendments in ASU No. 2014-08 also require an entity to disclose the pretax profit or loss (or change in net assets for a not-for-profit entity) of an individually significant component of an entity that does not qualify for discontinued operations reporting. The amendments in ASU No. 2014-08 are effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. During the three months ended July 31, 2014, we elected to early adopt ASU No. 2014-08 to account for the sale of our wholly-owned Mexican subsidiary and recorded a $0.1 million loss on the sale of a subsidiary for our North American segment within the “Other expense, net” caption in our consolidated condensed statement of operations (See Note 18, “Loss on the Sale of a Subsidiary”).

During July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU No. 2013-11”). ASU No. 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction, does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is intended to improve the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in ASU No. 2013-11 were effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU No. 2013-11 did not have a significant impact on our consolidated financial statements.

During March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (“ASU No. 2013-05”). The objective of ASU No. 2013-05 is to resolve the diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The amendments in ASU No. 2013-05 were effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The adoption of ASU No. 2013-05 did not have a significant impact on our consolidated financial statements.

During February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date,” (“ASU No. 2013-04”). ASU No. 2013-04 requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (i) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (ii) any additional amount the reporting entity expects to pay on behalf of its co-obligors. ASU No. 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in ASU No. 2013-04 were effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU No. 2013-04 did not have a significant impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements
In January 2015, the FASB issued ASU No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” (“ASU No. 2015-01”). ASU No. 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. ASU No. 2015-01 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted, provided that the guidance is applied from the beginning of the fiscal year of adoption. The guidance may be applied prospectively or retrospectively. We do not believe the adoption of ASU No. 2015-01 will have a significant impact to our consolidated financial statements.

During August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40)-Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” (“ASU No. 2014-15”). The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in ASU No. 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We do not believe the adoption of ASU No. 2014-15 will have a significant impact to our consolidated financial statements.

During June 2014, the FASB issued ASU No. 2014-12, “Compensation-Stock Compensation (Topic 718),” (“ASU No. 2014-12”). ASU No. 2014-12 will require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. An entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. ASU No. 2014-12 is effective for all entities for annual periods beginning after December 15, 2015 and interim periods within those annual periods. The update should be applied on a prospective basis to awards that are granted or modified on or after the effective date. Entities also have the option to apply the amendments on a modified retrospective basis for performance targets outstanding on or after the beginning of the first annual period presented as of the adoption date. We do not believe the adoption of ASU No. 2014-12 will have a significant impact to our consolidated financial statements.

During May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU No. 2014-09”). ASU No. 2014-09 will require companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU No. 2014-09 creates a five-step model that requires companies to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. The update allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements. A decision about which method to use will affect a company’s implementation plans. The standard is effective for nonpublic entities for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the impact the adoption of ASU No. 2014-09 will have on our consolidated financial statements.

Note 3. Acquisition
On December 9, 2013, we entered into an agreement to acquire Kaselco, LLC’s (“Kaselco”) assets for total cash consideration of approximately $8.4 million. We assumed Kaselco’s operations in San Marcos, Texas where it manufactures filtration equipment and provides related filtration services. Our primary reason for the acquisition was to expand our rental fleet with equipment assembled in San Marcos and to utilize acquired technology and equipment to expand our filtration solution offering across the industries we currently serve.

The acquisition of Kaselco was accounted for as a business combination utilizing the acquisition method. The financial results of Kaselco are included in our fiscal year 2014 results of operations from December 9, 2013, the transaction close date. Kaselco contributed an immaterial amount of revenues and net loss to our results for the period from acquisition through January 31, 2015.

The total consideration as shown in the table below was allocated to Kaselco’s tangible and intangible assets and liabilities based on their estimated fair value as of the date of the completion of the transaction, December 9, 2013.

The total purchase price is allocated as follows:

(in thousands)	Estimated Fair Value
Fair value of consideration transferred:
Cash consideration, net of cash acquired	$8,380

Allocation of consideration:
Accounts receivable	461
Inventory	2,472
Prepaid expenses and other current assets	21
Property, plant, and equipment	2,145
Intangible assets	1,900
Goodwill	1,474
Deferred revenue	(93)
Total purchase price	$8,380

We finalized the purchase price allocation of our acquisition of Kaselco during the fourth quarter of fiscal year 2015.

Identifiable acquisition-related intangible assets and their estimated useful lives are the following:

(in thousands)	Asset Amount	Weighted Average Useful Life
Customer backlog	$200	2 years
Developed technology	1,700	11 years
Total acquisition‑related intangible assets	$1,900

The fair value of the identified intangible assets was estimated by performing a discounted cash flow analysis using the income approach, a Level 3 fair value measurement described in Note 1, “Business, Basis of Presentation, and Summary of Significant Accounting Policies.” This approach is based on a probability weighted forecast of revenues and cash expenses associated with each respective intangible asset. The net cash flows attributable to the identified intangible assets were discounted to their present value using a rate determined by us based on our evaluation of the risks related to the cash flows.

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

Transaction costs related to the acquisition of Kaselco were $0.1 million during fiscal year 2014 and are included as a component of “Other operating expenses” on our statements of operations.
Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated results of operations.

Note 4. Inventories, Net
Inventories, net consisted of the following:

(in thousands)	January 31, 2015	January 31, 2014
Finished goods	$2,616	$3,020
Work-in-process	595	994
Components	4,789	2,265
Less: inventory reserve	(663)	(531)
Inventories, net	$7,337	$5,748

Note 5. Property and Equipment, Net
Property and equipment, net consisted of the following on January 31, 2015:

(In thousands)	Cost	Accumulated depreciation	Net Carrying Amount
Assets held for rent:
Secondary containment	$4,594	$(3,212)	$1,382
Boxes	26,318	(10,061)	16,257
Filtration	9,903	(4,159)	5,744
Generators and light towers	279	(230)	49
Pipes, hoses and fittings	16,677	(11,994)	4,683
Non-steel containment	6,851	(1,668)	5,183
Pumps	52,804	(24,742)	28,062
Shoring	4,068	(2,670)	1,398
Steel containment	331,940	(59,258)	272,682
Tank trailers	1,856	(1,303)	553
Construction in progress	5,890	—	5,890
Total assets held for rent	461,180	(119,297)	341,883
Assets held for use:
Leasehold improvements	3,001	(1,786)	1,215
Machinery and equipment	35,949	(20,440)	15,509
Office furniture and equipment	5,439	(3,626)	1,813
Software	7,163	(3,247)	3,916
Construction in progress	3,963	—	3,963
Total assets held for use	55,515	(29,099)	26,416
Total	$516,695	$(148,396)	$368,299

Property and equipment, net consisted of the following on January 31, 2014:

(In thousands)	Cost	Accumulated depreciation	Net Carrying Amount
Assets held for rent:
Secondary containment	$3,924	$(2,437)	$1,487
Boxes	24,603	(8,282)	16,321
Filtration	8,678	(2,971)	5,707
Generators and light towers	254	(174)	80
Pipes, hoses and fittings	17,269	(12,733)	4,536
Non-steel containment	4,786	(1,231)	3,555
Pumps	48,208	(18,205)	30,003
Shoring	3,059	(1,491)	1,568
Steel containment	330,122	(42,888)	287,234
Tank trailers	1,887	(1,015)	872
Construction in progress	13,566	—	13,566
Total assets held for rent	456,356	(91,427)	364,929
Assets held for use:
Leasehold improvements	2,853	(1,194)	1,659
Machinery and equipment	32,894	(16,370)	16,524
Office furniture and equipment	5,016	(2,694)	2,322
Software	6,639	(1,535)	5,104
Construction in progress	2,604	—	2,604
Total assets held for use	50,006	(21,793)	28,213
Total	$506,362	$(113,220)	$393,142

Included in machinery and equipment are assets under capital leases with a cost of $1.1 million and $1.1 million as of January 31, 2015 and January 31, 2014, respectively, and accumulated depreciation of $0.2 million and $0.0 million as of January 31, 2015 and January 31, 2014, respectively,

Depreciation and amortization expense related to property and equipment, including amortization expense for assets recorded as capital leases, for fiscal years 2015, 2014 and 2013, was $49.1 million, $46.3 million and $42.5 million, respectively.

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill by reportable segment on January 31, 2015 and January 31, 2014 and the changes in the carrying amount of goodwill during fiscal year 2015 were the following:

(In thousands)	North America	Europe	Total
Balance at January 31, 2014	$257,052	$63,017	$320,069
Adjustments (1)	—	(10,355)	(10,355)
Balance at January 31, 2015	$257,052	$52,662	$309,714

(1)	The adjustments to goodwill were the result of fluctuations in the foreign currency exchange rates used to translate the Europe balance into U.S. dollars.

Intangible Assets, Net
The components of intangible assets, net on January 31, 2015 and January 31, 2014 were the following:

	January 31, 2015			January 31, 2014
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Carrying amount:
Customer relationships (25 years)(1)	$401,403	$(58,873)	$342,530	$404,981	$(43,198)	$361,783
Customer backlog (2 years)	200	(120)	80	200	(21)	179
Developed technology (11 years)	1,647	(171)	1,476	1,695	(22)	1,673
Trade name (Indefinite) (1)	86,137	—	86,137	87,767	—	87,767
Total carrying amount	$489,387	$(59,164)	$430,223	$494,643	$(43,241)	$451,402

(1)
The decrease in the gross intangible balance on January 31, 2015 compared to January 31, 2014 was the result of fluctuations in the foreign currency exchange rates used to translate the Europe intangible asset balance into U.S. dollars.

Estimated amortization expense for the fiscal periods ending January 31 is as follows:

(In thousands)	Estimated Amortization Expense
2016	$16,286
2017	16,206
2018	16,206
2019	16,206
2020	16,206
Thereafter	262,976
Total	$344,086

Amortization expense related to intangible assets was the following:

	Fiscal Year Ended
(In thousands)	January 31, 2015	January 31, 2014	January 31, 2013
Amortization expense related to intangible assets	$16,427	$16,233	$16,160

Note 7. Accrued Expenses
Accrued expenses consisted of the following:

(In thousands)	January 31, 2015	January 31, 2014
Accrued compensation	$11,732	$13,810
Accrued insurance	29	1,038
Accrued interest	3,350	3,304
Accrued professional fees	382	1,145
Accrued taxes	4,011	3,101
Accrued above market lease liability	325	698
Other accrued expenses	560	1,270
Total accrued expenses	$20,389	$24,366

Note 8. Fair Value Measurements
We measure fair value using the framework established by the FASB for fair value measurements and disclosures. See Note 1, “Business, Basis of Presentation, and Summary of Significant Accounting Policies,” under the caption Fair Value Measurements for further information regarding our accounting principles.

Our financial instruments consist primarily of the following:

•
Cash and cash equivalents, accounts receivable, inventories, accounts payable, and accrued expenses—These financial instruments are recorded at historical cost as it approximates fair value due to their short-term nature.

•	Capital lease obligations—The fair value of our capital lease obligations approximates the carrying amount based on estimated borrowing rates to discount the cash flows to their present value.

•
Debt—Debt is recorded in the financial statements at historical cost. The fair values of our senior notes and senior term loan disclosed below are based on the latest sales price for similar instruments obtained from a third party at the end of the period.

•
Interest rate swaps—Interest rate swap contracts are recorded in the consolidated financial statements at fair value. For our interest rate swap contracts, we have agreed to pay fixed interest rates while receiving a floating interest rate (LIBOR). The purpose of holding these interest rate swap contracts is to hedge against the upward movement of LIBOR and the associated interest expense we pay on our external variable rate credit facilities.

•	Share-based compensation liability—Share-based compensation liability is recorded in the financial statements at fair value, as discussed below under the caption, Level 3 Valuations.

As discussed in Note 10, “Derivatives,” we had interest rate swap contracts with a total notional principal of $221.0 million outstanding on January 31, 2015. The fair value of interest rate swap contracts is calculated based on the fixed rate, notional principal, settlement date, present value of the future cash flows, terms of the agreement, and future floating interest rates as determined by a future interest rate yield curve. Our interest rate swap contracts are recorded at fair value utilizing Level 2 inputs such as trade data, broker/dealer quotes, observable market prices for similar securities, and other available data. Although readily observable data is utilized in the valuations, different valuation methodologies could have an effect on the estimated fair value. Accordingly, the inputs utilized to determine the fair value of the interest rate swap contracts are categorized as Level 2. During fiscal year 2015, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.

On January 31, 2015 and January 31, 2014, the weighted average fixed interest rate of our interest rate swap contracts was 2.1%, and 1.6%, respectively, and the weighted average remaining life was 1.5 years and 1.4 years, respectively.

Interest expense related to our interest rate swap contracts was the following:

	Fiscal Year Ended
(In thousands)	January 31, 2015	January 31, 2014	January 31, 2013
Interest expense related to interest rate swap contracts	$1,935	$1,929	$1,934

Liabilities measured at fair value on a recurring basis are summarized below:

		January 31, 2015
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap agreements	$2,725	$—	$2,725	$—
Share-based compensation liability	2,836	—	—	2,836
Total	$5,561	$—	$2,725	$2,836

		January 31, 2014
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap agreements	$4,008	$—	$4,008	$—
Share-based compensation liability	2,974	—	—	2,974
Total	$6,982	$—	$4,008	$2,974

Level 3 Valuations
When at least one significant valuation model assumption or input used to measure the fair value of financial assets or liabilities is unobservable in the market, fair value is deemed to be measured using Level 3 inputs. These Level 3 inputs may include pricing models, discounted cash flow methodologies or similar techniques where at least one significant model assumption or input is unobservable. We use Level 3 inputs to value our share-based compensation liability, which was based upon internal valuations, considering input from third parties, utilizing the following assumptions (see details included in Note 1, “Business, Basis of Presentation, and Summary of Significant Accounting Policies,” under the caption Stock Incentive Plan, and Note 12, “Share-based Compensation”):

•	Current common stock value

•	Expected volatility

•	Expected dividends

•	Expected term

•	Risk-free rate

We determined that a +/-10% change in the above assumptions would have a $0.5 million increase or decrease to our reported net loss for the fiscal years ended January 31, 2015 and January 31, 2014.

The following tables provide a reconciliation of the beginning and ending balance of our share-based compensation liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the fiscal years ended January 31, 2015 and January 31, 2014.

	Level 3
	Share-Based Compensation Liability
	Fiscal Year Ended
(In thousands)	January 31, 2015	January 31, 2014
Beginning balance	$2,974	$—
Total reclassed from additional paid-in capital (1)	—	2,786
Total (income) expense included in operating expense	(138)	188
Ending balance	$2,836	$2,974

(1)
As discussed in Note 12, “Share-based Compensation,” during the fourth quarter of fiscal year 2014, we began accounting for certain options that had previously been accounted for as equity awards as liability awards, as we determined cash settlement upon exercise was probable. In connection with the conversion from equity to liability awards, we reclassified $2.8 million from additional paid-in capital to a share-based compensation liability.

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
Our long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes. The fair value of our long-term debt is estimated based on the latest sales price for similar instruments obtained from a third party (Level 2 inputs). On January 31, 2015 and January 31, 2014, the fair values of our senior notes and senior term loan were $182.4 million and $380.2 million, respectively, and $244.2 million and $414.2 million, respectively.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
We reduce the carrying amounts of our goodwill, intangible assets, and long-lived assets to fair value when held for sale or determined to be impaired. The categorization of the fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs utilized. See Note 1, “Business, Basis of Presentation, and Summary of Significant Accounting Policies,” under the captions Goodwill, Other Intangible Assets and Impairment of Long-lived Assets, for discussions of fair value measurements of goodwill, intangible assets and long-lived assets.

For the fiscal year ended January 31, 2014, we measured at fair value, on a non-recurring basis, the assets and liabilities acquired in connection with the acquisition of Kaselco as described in Note 3, “Acquisition,” using significant unobservable inputs or Level 3 inputs.

Note 9. Debt
On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”) ($45.0 million available on January 31, 2015) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”).

Long-term debt consisted of the following:

(In thousands)	January 31, 2015	January 31, 2014
Senior term loan (LIBOR margin of 3.0% and 3.0%, respectively, and interest rate of 4.25% and 4.25%, respectively)	$411,066	$415,228
Revolving loan	—	—
Senior unsecured notes	240,000	240,000
Total debt	651,066	655,228
Less deferred financing costs	(11,545)	(13,949)
Total debt less deferred financing costs	639,521	641,279
Less current portion (net of current portion of deferred financing costs of $2,543 and $2,406, respectively)	(1,618)	(1,757)
Long-term debt, net of current portion (net of long-term portion of deferred financing costs of $9,002 and $11,543, respectively)	$637,903	$639,522

Credit Facility
On February 7, 2013, we entered into a first amendment to our Credit Facility (the “First Amendment”), to refinance our Credit Facility. Pursuant to the First Amendment, we borrowed $384.2 million of term loans (the “Amended Term Loan”) to refinance a like amount of term loans (the “Original Term Loan”) under the Credit Facility. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin, subject to a LIBOR floor of 1.25%. The LIBOR margin applicable to the Amended Senior Term Loan is 3.00%, which is 0.75% less than the LIBOR margin applicable to the Original Term Loan. In addition, pursuant to the First Amendment, among other things, (i) the Senior Term Loan maturity date was extended to February 7, 2020, provided that the maturity will be March 2, 2019 if the Amended Senior Term Loan is not repaid or refinanced on or prior to March 2, 2019, (ii) the Revolving Credit Facility maturity date was extended to February 7, 2018, and (iii) we obtained increased flexibility with respect to certain covenants and restrictions relating to our ability to incur additional debt, make investments, debt prepayments, and acquisitions. Principal on the Senior Term Loan is payable in quarterly installments of $1.0 million. Furthermore, the excess cash flow prepayment requirement is in effect beginning in fiscal year 2015 until the maturity date.

On November 13, 2013, we entered into a second amendment to our Credit Facility (the “Second Amendment”). Pursuant to the Second Amendment, the Company borrowed $35.0 million of incremental term loans (the “Incremental Term Loans”), which may be used for general corporate purposes, including to finance permitted acquisitions. The terms applicable to the Incremental Term Loans are the same as those applicable to the term loans under the Credit Facility.

The Credit Facility, as amended in June 2011 and amended in February 2013 and November 2013 places certain limitations on our (and all of our U.S. subsidiaries’) ability to incur additional indebtedness, pay dividends or make other distributions, repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, utilize assets as security in other transactions, and sell certain assets or merge with or into other companies. In addition, under the Credit Facility, we may be required to satisfy and maintain a total leverage ratio if there is an outstanding balance on the Revolving Credit Facility of 25% or more of the committed amount on any quarter end.

Commitment fees on the unused portion of our revolving credit facility accrue at a rate of annum of 0.5%. On January 31, 2015, we did not have an outstanding balance on the revolving loan; therefore, on January 31, 2015, we were not subject to a leverage test. Additionally, on January 31, 2015, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

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

Interest and Fees
On January 31, 2015 and January 31, 2014, deferred financing costs of $11.5 million and $13.9 million, respectively, are reflected as a reduction of the underlying debt, $0.2 million and $0.2 million, respectively, are reflected in prepaid expenses and other current assets, and $0.6 million and $0.8 million, respectively, are reflected as a non-current asset in the accompanying consolidated balance sheets. In addition, we amortized $2.6 million, $2.4 million and $2.5 million of deferred financing costs during fiscal years 2015, 2014 and 2013, respectively.

Interest and fees related to our Credit Facility and the Notes were as follows:

	Fiscal Year Ended
(in thousands)	January 31, 2015	January 31, 2014	January 31, 2013
Credit Facility interest and fees (weighted average interest rate of 4.25%, 4.26% and 4.89%, respectively) (1)	$19,565	$18,480	$21,418
Notes interest and fees (2)	20,898	20,804	20,485
Total interest and fees	$40,463	$39,284	$41,903

(1)	Interest on the Amended Senior Term Loan is payable quarterly based upon an interest rate of 4.25%.

(2)	Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt
On January 31, 2015, the schedule of minimum required principal payments relating to the Amended Senior Term Loan and the Notes for each of the twelve months ending January 31 are due according to the table below:

(In thousands)	Principal Payments on Debt
2016	$4,163
2017	4,163
2018	4,163
2019	4,163
2020	634,414
Thereafter	—
Total	$651,066

Note 10. Derivatives
Cash Flow Hedges
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

The fair value of the potential termination obligations related to our interest rate swaps, which we record within the “Fair value of interest rate swap liabilities” caption of our consolidated balance sheets, were as follows:

(in thousands)	Notional Amount	Interest Rate	January 31, 2015	January 31, 2014
Two interest rate swaps effective July 2011, expired July 2014 (1)	$60,000	1.681%	$—	$130
Two interest rate swaps effective July 2011, expires July 2016 (1)	150,000	2.346%	2,380	3,585
One interest rate swap, effective July 2014, expires July 2016 (1)(2)	71,000	1.639%	345	293
			$2,725	$4,008

(1)	These interest rate swaps are subject to a fixed rate of interest in exchange for a variable interest rate based on a three-month LIBOR, subject to a 1.25% floor.

(2)
This interest rate swap had no notional amount on January 31, 2014. The $71.0 million notional amount became effective during July 2014 and will be reduced to $64.0 million on July 31, 2015, before it terminates on July 29, 2016.

The interest rate swap agreements have been designated as cash flow hedges of our interest rate risk and recorded at estimated fair values on January 31, 2015 and January 31, 2014. The fair value of the interest rate hedges reflects the estimated amount that we would pay to terminate the contracts at each reporting date (See Note 8, “Fair Value Measurements”).

We determined that the interest rate swap agreements are highly effective in offsetting future variable interest payments associated with the hedged portion of our term loans. During the fiscal years ended January 31, 2015, January 31, 2014 and January 31, 2013, no ineffectiveness was recorded into current period earnings. We do not expect to reclassify any material amount from other comprehensive income (loss) into earnings within the next 12 months.

The effective portion of the unrealized gain recognized in other comprehensive (loss) income for our derivative instruments designated as cash flow hedges was as follows:

	Fiscal Year Ended
(in thousands)	January 31, 2015	January 31, 2014	January 31, 2013
Unrealized gain, before income tax expense	$1,283	$1,285	$710
Income tax expense	498	481	272
Total	$785	$804	$438
In connection with the First Amendment of the amended Credit Facility (see Note 9, “Debt”), we performed an analysis of our interest rate swaps at the refinancing date to determine if the swaps should be re-designated as a cash flow hedge. Based on the analysis, we determined that the interest rate swap agreements should continue to be designated as a cash flow hedge, primarily because: (i) there were no changes in the underlying index of the debt (only the spread changed) and no changes in debt principal, (ii) there were no changes in the interest rate swap agreements, and (iii) the agreements are anticipated to be highly effective.

Note 11. Income Taxes
The components of (loss) income before income tax (benefit) provision were as follows:

	Fiscal Year Ended
(in thousands)	January 31, 2015	January 31, 2014	January 31, 2013
Domestic	$(17,091)	$(30,394)	$12,398
Foreign	3,746	4,466	4,908
	$(13,345)	$(25,928)	$17,306

The (benefit) provision for income taxes during fiscal years 2015, 2014 and 2013 were the following:

	Fiscal Year Ended
(in thousands)	January 31, 2015	January 31, 2014	January 31, 2013
Current:
Federal	$(361)	$(325)	$1,193
Foreign	2,231	1,849	2,367
State	(147)	713	718
	1,723	2,237	4,278
Deferred:
Federal	(6,690)	(9,488)	3,511
Foreign	(673)	(376)	329
State	(1,062)	(57)	(642)
	(8,425)	(9,921)	3,198
Income tax (benefit) expense	$(6,702)	$(7,684)	$7,476

A reconciliation of the income tax (benefit) provision and the amount computed by applying the statutory federal income tax rate of 35% to the (loss) income before income taxes during fiscal years 2015, 2014 and 2013 is the following:

	Fiscal Year Ended
(in thousands)	January 31, 2015	January 31, 2014	January 31, 2013
Tax (benefit) expense computed at the statutory rate	$(4,670)	$(9,075)	$6,057
State tax, federally effected	(862)	316	49
Permanent differences	453	428	398
Foreign earnings taxed at non-United States rates	1,609	(402)	838
Loss from Mexico sale	(1,697)	—	—
Return to provision adjustments	(438)	194	(94)
FIN 48 reserve	701	—	—
Valuation allowance	(1,363)	311	138
Other	(435)	544	90
Income tax (benefit) expense	$(6,702)	$(7,684)	$7,476

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

(in thousands)	January 31, 2015	January 31, 2014
Deferred tax assets:
Net operating losses and tax credits	$74,448	$76,660
Accruals and other	8,124	6,076
Share-based compensation	4,412	4,374
Other comprehensive loss	1,046	1,544
Total deferred tax assets	88,030	88,654
Deferred tax liabilities:
Depreciation	(89,978)	(95,779)
Goodwill	(13,246)	(9,640)
Other amortization expense	(165,577)	(171,606)
Total deferred tax liabilities	(268,801)	(277,025)
Less valuation allowance	(233)	(1,824)
Net deferred tax liabilities	$(181,004)	$(190,195)
On January 31, 2015, our valuation allowance was approximately $0.2 million on certain of our deferred tax assets. The change of $1.6 million in our valuation allowance relates to a net decrease in allowances related to foreign net operating losses ($1.4 million of which had no impact to the effective tax rate) and state tax credits. Based on the available evidence, we believe that it is more likely than not that these deferred tax assets will not be realized.
On January 31, 2015, we estimated federal and state net operating loss carry-forwards of approximately $196.0 million and $94.7 million, respectively, which will begin to expire in fiscal year 2023 and fiscal year 2015, respectively, unless utilized. Included in the our U.S. net operating loss deferred tax assets above is approximately $2.3 million of unrecognized tax benefits that would be offset against the net operating loss carryforwards if such settlement is required or expected in the event the uncertain tax position is disallowed.

On January 31, 2015, we estimated a federal AMT credit of $0.4 million, which will carry forward indefinitely until utilized.
On January 31, 2015, we recorded state tax credit carryforwards of approximately $0.6 million, which will begin to expire in 2023, unless utilized.

Utilization of the net operating loss and tax credit carryforwards may become subject to annual limitations due to ownership change limitations that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state and foreign provisions. These ownership changes may limit the amount of the net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. An ownership change occurred in May 2011 in connection with the acquisition by Permira. The annual limitation as a result of that ownership change did not result in the loss or substantial limitation of net operating loss or tax credit carryforwards. There have been no subsequent ownership changes through January 31, 2015.

The majority of our deferred tax assets relate to federal net operating loss carry-forwards. We believe that we will fully realize the benefit of existing deferred tax assets based on the scheduled reversal of U.S. deferred tax liabilities related to depreciation and amortization expenses not deductible for tax purposes, which is ordinary income and of the same character as the temporary differences giving rise to the deferred tax assets. This will reverse in substantially similar time periods as the deferred tax assets and in the same jurisdictions. As such, the deferred tax liabilities are considered to provide a source of income sufficient to support our U.S. deferred tax assets and our conclusion that no valuation allowance is needed at January 31, 2015. A valuation allowance against U.S. net operating loss deferred tax assets is not recorded; however, a valuation allowance of $0.2 million and $1.8 million has been recorded on both January 31, 2015 and January 31, 2014, respectively, against deferred tax assets related to foreign net operating loss carry-forwards as we believe it is more likely than not that those foreign deferred tax assets will not be realized.

On September 2013, the Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property. These final and proposed regulations are effective for our fiscal year beginning on or after February 1, 2014. We continue to review the regulations, but we do not believe there will be a material impact on our results of operations, financial position, or cash flows when they are fully adopted.

Undistributed earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. We intend to reinvest these earnings indefinitely in our foreign subsidiaries. As of January 31, 2015, we estimated cumulative earnings at our foreign subsidiaries of $3.9 million. No provision for U.S. income tax has been provided on the $3.9 million of cumulative foreign earnings. However, if these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits and net operating loss carryforwards would be available to reduce some portion of the U.S. liability
Under the accounting guidance applicable to uncertainty in income taxes we have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns as well as all open tax years in these jurisdictions. This accounting guidance clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements; prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return; and provides guidance on the description, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
The following table summarizes the activity related to our gross unrecognized tax benefits (excluding interest and penalties and related tax carryforwards):

(in thousands)	January 31, 2015	January 31, 2014
Balance, beginning of the year	$1,276	$—
Gross increases related to prior year income tax provision	1,003	1,276
Gross decreases related to current year income tax provision	—	—
Gross increases related to current year income tax provision	461	—
Balance, end of the year	$2,740	$1,276
Included in the unrecognized tax benefit at January 31, 2015 is $0.8 million that, if recognized, would affect the effective income tax rate.
We recorded interest and penalties associated with unrecognized tax benefits of $0.0 million and $0.1 million during fiscal years 2015 and 2014, respectively. We did not have any accrued interest or penalties associated with any unrecognized tax benefits during fiscal year 2013.
We file income tax returns and are subject to audit in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal, state and foreign income tax examinations for fiscal years prior to 2011, 2011 and 2011, respectively. The U.S. federal audit cycle covering the consolidated income tax returns for the fiscal years ended January 31, 2011 through January 31, 2012 is ongoing as of January 31, 2015. We are currently under audit in Germany for the fiscal years ended January 31, 2010 through January 31, 2012.

We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, audit outcomes and settlements are subject to significant uncertainty and we continue to evaluate such uncertainties in light of current facts and circumstances. As a result our current estimates of the total amounts of unrecognized tax benefits could increase or decrease for all open tax years. As of the date of this report, we do not anticipate that there will be any significant change in the unrecognized tax benefits within the next twelve months.

Note 12. Share-based Compensation
In June 2011, BCI Holdings adopted a share-based management compensation plan, the BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). On September 12, 2013, the BCI Holdings’ Board of Directors amended the 2011 Plan by resolution to increase the number of shares of BCI Holdings common stock authorized for issuance under the 2011 Plan to 1,001,339 shares. On January 31, 2015, there were 138,750 shares available for grant.

The following table summarizes stock option activity during the fiscal year ended January 31, 2015:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)(2)	Weighted Average Term Remaining (in years)	Weighted Average Grant Date Fair Value
Outstanding, January 31, 2014 (1)	897,714	$202.44	$8,113	8.1
Granted	59,500	172.12			$37.53
Exercised	(10,608)	50.05	$636
Forfeited/canceled/expired	(60,397)	217.25
Outstanding, January 31, 2015 (1)	886,209	$201.22	$6,330	7.6
Vested and expected to vest, January 31, 2015	455,821	$151.14	$6,317	6.0
Exercisable, January 31, 2015	262,820	$130.42	$6,022	5.6

(1)
The number of stock options outstanding on January 31, 2015, and January 31, 2014 include 87,270 and 95,428, respectively, of BCI Holdings options that were exchanged for Predecessor Company options as a result of the Transaction. These options on January 31, 2015 and January 31, 2014 had a weighted average exercise price of $36.13 and $36.04, respectively.

(2)
Aggregate intrinsic value in the table above represents the total pre-tax value that stock option holders would have received had all stock option holders exercised their options on January 31, 2015. The aggregate intrinsic value is the difference between the estimated fair market value of the BCI Holdings common stock at the end of the period and the stock option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of the BCI Holdings common stock.

The weighted average grant date fair value of options granted during fiscal years 2015, 2014 and 2013 was $37.53, $27.13 and $38.44, respectively. The aggregate intrinsic value of options exercised during fiscal years 2015, 2014 and 2013 was $0.6 million, $7.0 million and $1.3 million, respectively.

The following table summarizes the stock options outstanding on January 31, 2015, and the related weighted average price and life information:

	January 31, 2015
	Outstanding				Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Exercise Price	Weighted Average Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Exercise Price	Weighted Average Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
$19.44-$42.86	87,270	$36.13	3.2		87,270	$36.13	3.2
$70-$97	29,750	94.24	9.4		3,489	95.62	9.3
$100-$150	194,720	115.55	7.4		84,292	104.98	6.7
$175-$200	137,235	190.89	7.8		43,885	200.00	6.8
$225-$300	437,234	282.85	8.4		43,884	300.00	6.8
	886,209	$201.22	7.6	$6,330	262,820	$130.42	5.6	$6,022

As of January 31, 2015, there was $4.8 million of unrecognized pre-tax share-based compensation expense, excluding the options granted to the CEO, related to non-vested stock options, which we expect to recognize over a weighted average period of 3.2 years. The total fair value of options vested during fiscal years 2015, 2014 and 2013 was $2.4 million, $3.3 million, $3.2 million, respectively.

The share-based compensation expense included within employee related expenses in our consolidated statement of operations was the following:

	Fiscal Year Ended
(in thousands)	January 31, 2015	January 31, 2014	January 31, 2013
Non-cash share-based compensation expense	$1,995	$2,901	$4,199

The fair value of BCI Holdings stock options issued and classified as equity awards was determined using the Black-Scholes options pricing model utilizing the following weighted average assumptions for each respective period:

	Fiscal Year Ended
	January 31, 2015	January 31, 2014	January 31, 2013
Expected volatility	50%	45%	40%
Expected dividends	—%	—%	—%
Expected term	6.6 years	4.6 years	6.9 years
Risk-free interest rate	2.1%	1.5%	1.3%

CEO Options
During the third quarter of fiscal year 2014, we appointed a new CEO who began employment on September 9, 2013. In connection with his hire, the CEO was granted 450,000 stock options (which are included in the stock options disclosed above) to purchase shares of BCI Holdings pursuant to the 2011 Plan as follows: (i) 25,000 stock options with an exercise price of $125; (ii) 25,000 stock options with an exercise price of $150; (iii) 50,000 stock options with an exercise price of $175; (iv) 75,000 stock options with an exercise price of $225; (v) 75,000 stock options with an exercise price of $275; and (vi) 200,000 stock options with an exercise price of $300. The options with exercise prices above $125 were granted significantly out-of-the-money and serve as additional incentives for our CEO to maximize the value of BCI Holdings’ common stock. The stock options all become fully vested and exercisable only upon the consummation of a Change in Control (as defined in the 2011 Plan) and only if the CEO remains employed at that time. The stock options expire after 10 years from the date of grant and will cease to be exercisable on the 90th day after the date of a Change in Control. Upon any termination of employment, any unvested options terminate immediately.

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

The weighted average grant date fair value of $23.54 for the CEO’s options was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

Fiscal Year Ended
January 31, 2014
Expected volatility	45%
Expected dividends	—%
Expected term	4.2 years
Risk-free interest rate	1.4%

Additionally, we incorporated a current common stock value of $125 per share as the “grant date price” for the Black-Scholes option pricing model. (See Note 1, “Business, Basis of Presentation, and Summary of Significant Accounting Policies,” under the caption Stock Incentive Plan—Share-based Compensation—Current common stock value.)

As the CEO’s stock options contain a liquidity event based performance condition (i.e., Change in Control) and a market condition (i.e., deep-out-of-the-money), we determined recognition of compensation cost should be deferred until the occurrence of the Change in Control. On January 31, 2015, the total unrecognized stock-based compensation expense for the CEO’s stock options was $10.6 million. During fiscal years 2015 and 2014, we did not recognize any stock-based compensation expense related to the CEO’s options.

Liability Awards
During the fourth quarter of fiscal year 2014, we began accounting for certain options that had previously been accounted for as equity awards as liability awards, as we determined cash settlement upon exercise was probable. As a result, we remeasured the fair value of these options on January 31, 2014, and recognized an additional $0.2 million of share-based compensation expense. In connection with the conversion from equity to liability awards, we reclassified $2.8 million from additional paid-in-capital to a share-based compensation liability. We remeasured the fair value of these options on January 31, 2015, and decreased our liability to $2.8 million from the $3.0 million recognized on January 31, 2014. The re-measurement resulted in a decrease to our non-cash share-based compensation expense of $0.1 million during fiscal year 2015. Based on the valuation performed on January 31, 2015, there was $0.5 million of total unrecognized compensation related to unvested awards, which we expect to recognize over a weighted average period of 1.4 years.

The fair value of BCI Holdings stock options accounted for as liability awards were determined using the Black-Scholes options pricing model utilizing the following assumptions for each respective period:

	Fiscal Year Ended
	January 31, 2015	January 31, 2014	January 31, 2013
Expected volatility	50%	45%	N/A
Expected dividends	—%	—%	N/A
Expected term	3.1	3.6	N/A
Risk-free interest rate	0.8%	1.0%	N/A

Note 13. Segment Reporting
We conduct our operations through entities located in the United States, Canada, France, Germany, the United Kingdom, Poland, and the Netherlands. We transact business using the local currency within each country where we perform the service or provide the rental equipment.

Our operating and reportable segments are North America and Europe. Within each operating segment, there are common customers, common pricing structures, the ability and history of sharing equipment and resources, operational compatibility, commonality among regulatory environments, and relative geographic proximity. Our operating segments consist of the following:

•	the North American segment consists of branches located in the United States and Canada that provide equipment and services suitable across all of these North American countries.

•
the European segment consists of branches located in France, Germany, the Netherlands, the United Kingdom, and Poland, that provide equipment and services to customers in a number of European countries.

Our North American and European reporting segments are also reporting units for the purpose of testing goodwill for impairment. See Note 1, “Business, Basis of Presentation, and Summary of Significant Accounting Policies,” under the caption Goodwill, for further discussion of our reporting units.

Selected statements of operations information for our reportable segments is the following:

	Fiscal Year Ended
(In thousands)	January 31, 2015	January 31, 2014	January 31, 2013
Revenue
United States	$292,892	$273,904	$287,825
Other North America	7,442	7,711	6,323
North America	300,334	281,615	294,148
Europe	31,986	28,996	20,319
Total revenue	$332,320	$310,611	$314,467
Depreciation and amortization
North America	$60,217	$58,166	$55,498
Europe	5,294	4,325	3,169
Total depreciation and amortization	$65,511	$62,491	$58,667
Interest expense, net
North America	$42,441	$41,295	$43,715
Europe	(1)	(1)	(8)
Total interest expense, net	$42,440	$41,294	$43,707
Income tax (benefit) expense
North America	$(7,389)	$(9,351)	$6,111
Europe	687	1,667	1,365
Total income tax (benefit) expense	$(6,702)	$(7,684)	$7,476
Net (loss) income
North America (1)	$(10,208)	$(21,108)	$7,173
Europe (1)	3,565	2,864	2,657
Total net (loss) income	$(6,643)	$(18,244)	$9,830

(1)	During fiscal years 2015, 2014 and 2013, we included $5.1 million, $4.7 million and $2.6 million, respectively, of inter-segment expense allocations from North America to Europe.

Total asset and long-lived asset information by reportable segment is the following:

(In thousands)	January 31, 2015	January 31, 2014
Total assets
United States	$1,093,824	$1,128,323
Other North America	10,707	9,564
Europe	113,322	136,619
Total assets	1,217,853	1,274,506
Long-lived assets
United States	307,655	324,008
Other North America	12,295	11,041
Europe	48,349	58,093
Total long-lived assets	$368,299	$393,142

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

Pursuant to a professional services agreement between us and the Sponsor, we agreed to pay the Sponsor an annual management fee of $0.5 million, payable quarterly, plus reasonable out-of-pocket expenses, in connection with the planning, strategy and oversight support provided to management. For fiscal years 2015, 2014 and 2013, we recorded $0.6 million, $0.6 million, and $0.6 million, respectively, in aggregate management fees and expenses to the Sponsor. Management fees payable to the Sponsor totaled $0.04 million on both January 31, 2015 and January 31, 2014.

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

Rent expense, which includes base rent payments charged to expense on the straight-line basis over the terms of the leases, real estate taxes and other costs were $9.9 million, $8.5 million and $7.4 million, during fiscal years 2015, 2014 and 2013, respectively.
The following table summarizes future minimum non-cancelable lease payments on January 31, 2015:

(In thousands)	Operating Leases	Capital Leases
Year ending January 31,
2016	$9,737	$195
2017	8,055	195
2018	6,281	195
2019	3,877	445
2020	2,394	3
Thereafter	5,325	—
Total minimum lease payments	$35,669	1,033
Less: interest		(108)
Present value of minimum lease payments		$925

Note 16. Defined Contribution and Profit Sharing Plan
We maintain the BakerCorp Profit Sharing and Retirement Plan (the “Plan”), which is a defined contribution plan that covers all eligible employees who: (i) as to deferral contributions—have attained the age of 18 years; (ii) as to matching contributions—have completed six months of service and attained the age of 18 years; and (iii) as to the non-elective profit sharing contributions—are active employees on December 31 and have attained the age of 18 years.

The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Plan has an automatic contribution feature that enrolls any employee who is eligible to participate in the Plan at a deferral contribution rate of 3%, subject to their right to opt out of the Plan. The Plan provides for matching contributions at the discretion of the Board of Directors. We match 50% of the first 6% of compensation that a participant contributes to the Plan as deferral contributions. We recorded $1.6 million, $1.1 million and $1.1 million of expense for company contributions during fiscal years 2015, 2014 and 2013, respectively.

The Plan allows for non-elective profit sharing contributions (paid by the Company), also at the discretion of the Board of Directors. We recorded $0.0 million, $0.0 million, and $0.9 million, of expense during fiscal years 2015, 2014 and 2013, respectively.

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

Successor
During June 2011, we amended this plan to allow designated employees and their spouses to continue to participate in the Company’s medical plan for a limited time after retirement. Designated employees with ten years of service that retire on or after age 58 are eligible to participate, provided that they give the Company one year advance notice of their intent to retire. Eligible employees can participate until age 65 or until they become eligible for Medicare parts A or B. Our postretirement medical plan does not provide prescription drug benefits to Medicare-eligible employees and is not affected by the Medicare Prescription Drug Improvement and Modernization Act of 2003.

On January 31, 2015, we had a total of 11 eligible participants in the postretirement medical plan (7 and 4 individuals who became eligible prior to and after the Transaction, respectively).

Assuming a discount rate of 1.57% for the obligation established after the Transaction and 1.28% for the obligation established before the Transaction, and healthcare trend costs of 4.8%, the the postretirement medical plan obligation is presented in the table below:

(in thousands)	Net Periodic Postretirement Benefit Cost	Postretirement Benefit Liability
Balance at January 31, 2012		$1,138
Change in benefit obligation		(70)
Recognition of components of net periodic postretirement benefit cost:
Service cost	68	68
Interest cost	16	16
Amortization of prior service cost	—
Total net periodic postretirement benefit cost	$84
Benefit payments		—
Net change		14
Balance at January 31, 2013		$1,152
Change in benefit obligation		(770)
Recognition of components of net periodic postretirement benefit cost:
Service cost	56	56
Interest cost	13	13
Amortization of prior service cost	—
Total net periodic postretirement benefit cost	$69
Benefit payments		—
Net change		(701)
Balance at January 31, 2014		$451
Change in benefit obligation		(65)
Recognition of components of net periodic postretirement benefit cost:
Service cost	22	22
Interest cost	8	8
Amortization of prior service cost	—
Total net periodic postretirement benefit cost	$30
Benefit payments		—
Net change		(35)
Balance at January 31, 2015 (1)		$416

(1)
The current portion of the postretirement medical plan obligation on January 31, 2015 totaled $29,000 which is recorded within “Accrued expenses” in the consolidated balance sheets. The noncurrent portion of $0.4 million is recorded within “Other long-term liabilities.”

Assumptions:
Certain actuarial assumptions such as the discount rate and the healthcare cost trend rate have a significant effect on the amounts reported for net periodic benefit cost as well as the related benefit obligation amounts.

Discount Rate
The discount rate is used in calculating the present value of benefits, which are based on projections of benefit payments to be made in the future. The objective in selecting the discount rate is to measure the single amount that, if invested at the measurement date in the 5-year and 7-year U.S. Treasury note for the Predecessor’s and Successor’s plans, respectively, would provide the necessary future cash flows to pay the accumulated benefits when due.

Healthcare Cost Trend Rate
Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plan. The healthcare cost trend rate is based on historical rates and expected market conditions. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects:

(In thousands)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on the total service and interest cost components	$2	$(2)
Effect on the postretirement benefit obligation	$28	$(26)

The assumptions are reviewed quarterly and at any interim re-measurement of the plan obligations. The impact of any change in our assumptions is reflected in the postretirement benefit amounts as they occur or over a period of time if allowed under applicable accounting standards. As these assumptions change from period to period, recorded postretirement benefit amounts could also change.

Our estimated future benefit payments on January 31, 2015 for the next ten years are as follows:

(In thousands)
Year ending January 31,
2016	$31
2017	36
2018	30
2019	26
2020	42
Thereafter	193
Total	$358

Note 18. Loss on the Sale of a Subsidiary
On July 1, 2014, we sold our equity interest in our wholly-owned Mexican subsidiary for cash consideration of $0.1 million. This sale allows us to increase our focus on growing our business within the United States, Canada and Europe. During the five months and one day ended July 1, 2014, our Mexican subsidiary reported a pretax loss of $0.6 million. On July 1, 2014, the carrying value of our Mexican subsidiary’s net assets was $0.2 million.

Note 19. Quarterly Financial Data (Unaudited)
The following table sets forth certain unaudited selected consolidated financial information for each of the quarters in the years ended January 31, 2015 and January 31, 2014.

(in thousands)	Three Months Ended
Fiscal Year 2015	April 30, 2014	July 31, 2014	October 31, 2014	January 31, 2015
Revenue	$79,369	$82,946	$88,837	$81,168
Income from operations	$3,465	$9,608	$10,031	$6,882
Net loss (income)	$(4,359)	$1,184	$(350)	$(3,118)

(in thousands)	Three Months Ended
Fiscal Year 2014	April 30, 2013	July 31, 2013	October 31, 2013	January 31, 2014
Revenue	$73,779	$79,200	$82,388	$75,244
Income (loss) from operations	$7,733	$6,155	$9,487	$(4,073)
Net loss	$(3,170)	$(4,341)	$(831)	$(9,902)

Note 20. Subsequent Events
On March 25, 2015, the Board of Directors granted 5,000 options to purchase shares of BCI Holdings under the 2011 Plan. The stock options expire in ten years or less from their grant date, and vest over a five-year period, with 5% vesting per quarter. These option awards have a weighted average exercise price of $176.00 per share.

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

Immaterial Error Corrections
During the fourth quarter of fiscal year 2015, we identified errors related to our previously reported condensed consolidating cash flows presented in our Notes to the consolidated financial statements. In accordance with Accounting Standards Codification Topic No. 250, “Accounting Changes and Error Corrections” (“ASC No. 250”), we evaluated the materiality of the errors from quantitative and qualitative perspectives and concluded that the errors were not material to any of our prior period financial statements. In accordance with ASC No. 250, we adjusted for these errors by revising our condensed consolidating statements of cash flows for fiscal year 2014 and fiscal year 2013. There was no effect on the consolidated financial statements other than the Notes to the consolidated financial statements as disclosed below. The effect of the immaterial error corrections on the fiscal year 2014 and fiscal year 2013 condensed consolidating statements of cash flows is summarized below.

(in thousands)	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Fiscal Year 2014
Net cash flows (used in) provided by operating activities as previously reported	(5,514)	89,746	8,460	(48,324)	44,368
Adjustments:
Equity in net earnings of subsidiaries, net of taxes	(40,666)	(7,658)	—	48,324	—
Net cash flows (used in) provided by operating activities as adjusted	(46,180)	82,088	8,460	—	44,368
Net cash flows used in investing activities as previously and currently reported (no change)	—	(48,417)	(23,971)	—	(72,388)
Net cash flows provided by (used in) financing activities as previously reported	5,504	(43,294)	14,622	48,253	25,085
Adjustments:
Intercompany investments and loans	40,666	7,658	—	(48,324)	—
Net cash flows provided by (used in) financing activities as adjusted	46,170	(35,636)	14,622	(71)	25,085
Effect of foreign currency translation on cash as previously and currently reported (no change)	10	(83)	404	71	402
Net change in cash and cash equivalents as previously and currently reported (no change)	—	(2,048)	(485)	—	(2,533)

(in thousands)	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Fiscal Year 2013
Net cash flows provided by operating activities as previously reported	55,007	104,842	4,953	(98,228)	66,574
Adjustments:
Equity in net earnings of subsidiaries, net of taxes	(94,188)	(7,340)	—	101,528	—
Net cash flows (used in) provided by operating activities as adjusted	(39,181)	97,502	4,953	3,300	66,574
Net cash flows used in investing activities as previously and currently reported (no change)	—	(54,119)	(15,988)	(408)	(70,515)
Net cash flows used in (provided by) financing activities as previously reported	(55,008)	(61,155)	13,691	97,469	(5,003)
Adjustments:
Intercompany investments and loans	94,188	7,340	—	(101,528)	—
Net cash flows provided by (used in) financing activities as adjusted	39,180	(53,815)	13,691	(4,059)	(5,003)
Effect of foreign currency translation on cash as previously and currently reported (no change)	1	(743)	(408)	1,167	17
Net change in cash and cash equivalents as previously and currently reported (no change)	—	(11,175)	2,248	—	(8,927)

Consolidating Balance Sheet
January 31, 2015
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$14,407	$4,258	$—	$18,665
Accounts receivable, net	—	61,640	9,118	—	70,758
Inventories, net	—	7,333	4	—	7,337
Prepaid expenses and other current assets	227	2,313	3,365	—	5,905
Deferred tax assets	—	5,776	—	—	5,776
Total current assets	227	91,469	16,745	—	108,441
Property and equipment, net	—	307,655	60,644	—	368,299
Goodwill	—	257,052	52,662	—	309,714
Other intangible assets, net	—	406,160	24,063	—	430,223
Deferred tax assets	31,762	50,198	176	(82,136)	—
Deferred financing costs, net	635	—	—	—	635
Other long-term assets	—	396	145	—	541
Investment in subsidiaries	576,966	110,967	—	(687,933)	—
Total assets	$609,590	$1,223,897	$154,435	$(770,069)	$1,217,853
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$56	$19,887	$1,246	$—	$21,189
Accrued expenses	3,359	14,483	2,547	—	20,389
Current portion of long-term debt, net	1,618	—	—	—	1,618
Intercompany balances	(380,274)	349,296	30,978	—	—
Total current liabilities	(375,241)	383,666	34,771	—	43,196
Long-term debt, net of current portion	637,903	—	—	—	637,903
Deferred tax liabilities	1,955	258,309	8,652	(82,136)	186,780
Fair value of interest rate swap liabilities	2,725	—	—	—	2,725
Share-based compensation liability	—	2,836	—	—	2,836
Other long-term liabilities	—	2,120	45	—	2,165
Total liabilities	267,342	646,931	43,468	(82,136)	875,605
Total shareholder’s equity	342,248	576,966	110,967	(687,933)	342,248
Total liabilities and shareholder’s equity	$609,590	$1,223,897	$154,435	$(770,069)	$1,217,853

Consolidating Balance Sheet
January 31, 2014
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$20,930	$4,606	$—	$25,536
Accounts receivable, net	—	54,387	10,755	—	65,142
Inventories, net	—	5,746	2	—	5,748
Prepaid expenses and other current assets	230	3,752	1,413	—	5,395
Deferred tax assets	—	6,633	—	—	6,633
Total current assets	230	91,448	16,776	—	108,454
Property and equipment, net	—	324,453	68,689	—	393,142
Goodwill	—	257,052	63,017	—	320,069
Other intangible assets, net	—	421,714	29,688	—	451,402
Deferred tax assets	26,562	57,299	172	(84,033)	—
Deferred financing costs, net	846	—	—	—	846
Other long-term assets	—	419	174	—	593
Investment in subsidiaries	598,874	120,568	—	(719,442)	—
Total assets	$626,512	$1,272,953	$178,516	$(803,475)	$1,274,506
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$38	$21,632	$6,138	$—	$27,808
Accrued expenses	3,307	19,955	1,104	—	24,366
Current portion of long-term debt, net	1,757	—	—	—	1,757
Intercompany balances	(397,291)	357,032	40,259	—	—
Total current liabilities	(392,189)	398,619	47,501	—	53,931
Long-term debt, net of current portion	639,522	—	—	—	639,522
Deferred tax liabilities	1,415	269,028	10,418	(84,033)	196,828
Fair value of interest rate swap liabilities	4,008	—	—	—	4,008
Share-based compensation liability	—	2,974	—	—	2,974
Other long-term liabilities	—	3,458	29	—	3,487
Total liabilities	252,756	674,079	57,948	(84,033)	900,750
Total shareholder’s equity	373,756	598,874	120,568	(719,442)	373,756
Total liabilities and shareholder’s equity	$626,512	$1,272,953	$178,516	$(803,475)	$1,274,506

Condensed Consolidating Statement of Operations
Fiscal Year Ended January 31, 2015
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$292,892	$39,428	$—	$332,320
Operating expenses:
Employee related expenses	162	101,032	11,553	—	112,747
Rental expense	—	40,315	3,823	—	44,138
Repair and maintenance	—	12,806	806	—	13,612
Cost of goods sold	—	14,355	77	—	14,432
Facility expense	19	24,904	3,479	—	28,402
Professional fees	78	3,758	251	—	4,087
Management fees	—	608	—	—	608
Other operating expenses	649	11,225	7,356	—	19,230
Depreciation and amortization	—	59,014	6,497	—	65,511
(Gain) loss on sale of equipment	—	(3,973)	176	—	(3,797)
Impairment of long-lived assets	—	2,851	513	—	3,364
Total operating expenses	908	266,895	34,531	—	302,334
(Loss) income from operations	(908)	25,997	4,897	—	29,986
Other expense:
Interest expense (income), net	42,394	53	(7)	—	42,440
Foreign currency exchange loss (gain), net	—	1,251	(386)	—	865
Other expense, net	—	26	—	—	26
Total other expense (income), net	42,394	1,330	(393)	—	43,331
(Loss) income before income taxes	(43,302)	24,667	5,290	—	(13,345)
Income tax (benefit) expense	(6,568)	(843)	709	—	(6,702)
(Loss) income before equity in net earnings of subsidiaries	(36,734)	25,510	4,581	—	(6,643)
Equity in net earnings of subsidiaries	30,091	4,581	—	(34,672)	—
Net (loss) income	$(6,643)	$30,091	$4,581	$(34,672)	$(6,643)

Condensed Consolidating Statement of Operations
Fiscal Year Ended Ended January 31, 2014
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$275,292	$35,319	$—	$310,611
Operating expenses:
Employee related expenses	165	97,950	9,927	—	108,042
Rental expense	—	34,733	3,350	—	38,083
Repair and maintenance	—	17,203	930	—	18,133
Cost of goods sold	—	12,475	64	—	12,539
Facility expense	34	22,064	2,950	—	25,048
Professional fees	1,440	7,156	366	—	8,962
Management fees	—	602	—	—	602
Other operating expenses	782	9,680	7,243	—	17,705
Depreciation and amortization	—	57,327	5,164	—	62,491
Gain on sale of equipment	—	(2,309)	(357)	—	(2,666)
Impairment of long-lived assets	—	2,281	89	—	2,370
Total operating expenses	2,421	259,162	29,726	—	291,309
(Loss) income from operations	(2,421)	16,130	5,593	—	19,302
Other expense:
Interest expense (income), net	41,214	88	(8)	—	41,294
Loss on extinguishment of debt	2,999	—	—	—	2,999
Foreign currency exchange loss (gain), net	—	982	(45)	—	937
Total other expense (income), net	44,213	1,070	(53)	—	45,230
(Loss) income before income taxes	(46,634)	15,060	5,646	—	(25,928)
Income tax (benefit) expense	(8,057)	(1,444)	1,817	—	(7,684)
(Loss) income before equity in net earnings of subsidiaries	(38,577)	16,504	3,829	—	(18,244)
Equity in net earnings of subsidiaries	20,333	3,829	—	(24,162)	—
Net (loss) income	$(18,244)	$20,333	$3,829	$(24,162)	$(18,244)

Condensed Consolidating Statement of Operations
For the Twelve Months Ended January 31, 2013
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$287,824	$26,643	$—	$314,467
Operating expenses:
Employee related expenses	259	84,857	6,425	—	91,541
Rental expense	—	33,020	4,341	—	37,361
Repair and maintenance	—	14,612	550	—	15,162
Cost of goods sold	—	10,859	17	—	10,876
Facility expense	—	18,718	2,083	—	20,801
Professional fees	513	6,863	160	—	7,536
Management fees	—	588	—	—	588
Other operating expenses	661	6,995	4,113	—	11,769
Depreciation and amortization	—	55,119	3,548	—	58,667
Gain on sale of equipment	—	(897)	(6)	—	(903)
Total operating expenses	1,433	230,734	21,231	—	253,398
(Loss) income from operations	(1,433)	57,090	5,412	—	61,069
Other expense:
Interest expense (income), net	43,755	4	(52)	—	43,707
Foreign currency exchange loss (gain), net	—	59	(3)	—	56
Total other expense (income), net	43,755	63	(55)	—	43,763
(Loss) income before income taxes	(45,188)	57,027	5,467	—	17,306
Income tax (benefit) expense	(7,924)	13,603	1,797	—	7,476
(Loss) income before equity in net earnings of subsidiaries	(37,264)	43,424	3,670	—	9,830
Equity in net earnings of subsidiaries	47,094	3,670	—	(50,764)	—
Net income	$9,830	$47,094	$3,670	$(50,764)	$9,830

Condensed Consolidating Statement of Comprehensive Income
Fiscal Year Ended January 31, 2015
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(6,643)	$30,091	$4,581	$(34,672)	$(6,643)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $498	785	—	—	—	785
Change in foreign currency translation adjustments	—	—	(25,851)	—	(25,851)
Other comprehensive income (loss)	785	—	(25,851)	—	(25,066)
Total comprehensive income (loss)	$(5,858)	$30,091	$(21,270)	$(34,672)	$(31,709)

Condensed Consolidating Statement of Comprehensive Income
Fiscal Year Ended January 31, 2014
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(18,244)	$20,333	$3,829	$(24,162)	$(18,244)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $481	804	—	—	—	804
Change in foreign currency translation adjustments	—	—	(1,132)	—	(1,132)
Other comprehensive income (loss)	804	—	(1,132)	—	(328)
Total comprehensive (loss) income	$(17,440)	$20,333	$2,697	$(24,162)	$(18,572)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Fiscal Year Ended January 31, 2013
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net income	$9,830	$47,094	$3,670	$(50,764)	$9,830
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $272	438	—	—	—	438
Foreign currency translation adjustments	—	—	3,905	—	3,905
Other comprehensive income	438	—	3,905	—	4,343
Total comprehensive income	$10,268	$47,094	$7,575	$(50,764)	$14,173

Consolidating Statement of Cash Flows
Fiscal Year Ended January 31, 2015
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(6,643)	$30,091	$4,581	$(34,672)	$(6,643)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts	—	921	(163)	—	758
Provision for excess and obsolete inventory	—	132	—	—	132
Share-based compensation expense	162	1,833	—	—	1,995
(Gain) loss on sale of subsidiary	—	(100)	199	—	99
(Gain) loss on sale of equipment	—	(3,973)	176	—	(3,797)
Depreciation and amortization	—	59,014	6,497	—	65,511
Amortization of deferred financing costs	2,611	—	—	—	2,611
Impairment of long-lived assets	—	2,851	513	—	3,364
Deferred income taxes	(5,158)	(2,760)	(127)	—	(8,045)
Amortization of above-market lease	—	(697)	—	—	(697)
Equity in net earnings of subsidiaries, net of taxes	(30,091)	(4,581)	—	34,672	—
Changes in assets and liabilities:
Accounts receivable	—	(8,176)	65	—	(8,111)
Inventories	—	(1,719)	(3)	—	(1,722)
Prepaid expenses and other assets	8	1,463	(2,535)	—	(1,064)
Accounts payable and accrued expenses	70	(6,512)	(2,618)	—	(9,060)
Net cash provided by operating activities	(39,041)	67,787	6,585	—	35,331
Investing activities
Purchases of property and equipment	—	(34,097)	(5,769)	—	(39,866)
Proceeds from sale of equipment	—	5,066	533	—	5,599
Proceeds from sale of subsidiary	—	100	—	—	100
Net cash used in investing activities	—	(28,931)	(5,236)	—	(34,167)
Financing activities
Intercompany investments and loans	46,482	(45,379)	(6,193)	5,090	—
Repayments of long-term debt	(4,163)	—	—	—	(4,163)
Return of capital to BakerCorp International Holdings, Inc.	(3,278)	—	—	—	(3,278)
Net cash used in financing activities	39,041	(45,379)	(6,193)	5,090	(7,441)
Effect of foreign currency translation on cash	—	—	4,496	(5,090)	(594)
Net decrease in cash and cash equivalents	—	(6,523)	(348)	—	(6,871)
Cash and cash equivalents, beginning of period	—	20,930	4,606	—	25,536
Cash and cash equivalents, end of period	$—	$14,407	$4,258	$—	$18,665

 Consolidating Statement of Cash Flows
Fiscal Year Ended January 31, 2014
(In thousands)

	Parent (1)	Guarantors (1)	Non- Guarantor Subsidiaries	Eliminations (1)	Total
Operating activities
Net (loss) income	$(18,244)	$20,333	$3,829	$(24,162)	$(18,244)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	—	416	409	—	825
Recovery of excess and obsolete inventory	—	(76)	—	—	(76)
Share-based compensation expense	165	2,736	—	—	2,901
Gain on sale of equipment	—	(2,309)	(357)	—	(2,666)
Depreciation and amortization	—	57,327	5,164	—	62,491
Amortization of deferred financing costs	2,383	—	—	—	2,383
Loss on extinguishment of debt	2,999	—	—	—	2,999
Impairment of long-lived assets	—	2,281	89	—	2,370
Deferred income taxes	(8,144)	(1,699)	(9)	—	(9,852)
Amortization of above-market lease	—	(685)	—	—	(685)
Equity in net earnings of subsidiaries, net of taxes	(20,333)	(3,829)	—	24,162	—
Changes in assets and liabilities:
Accounts receivable	—	796	(3,689)	—	(2,893)
Inventories	—	(1,188)	—	—	(1,188)
Prepaid expenses and other assets	(9)	(1,389)	200	—	(1,198)
Accounts payable and accrued expenses	(4,997)	9,374	2,824	—	7,201
Net cash (used in) provided by operating activities	(46,180)	82,088	8,460	—	44,368
Investing activities
Acquisition of business, net of cash acquired	—	(8,080)	(300)	—	(8,380)
Purchases of property and equipment	—	(43,906)	(25,055)	—	(68,961)
Proceeds from sale of equipment	—	3,569	1,384	—	4,953
Net cash used in investing activities	—	(48,417)	(23,971)	—	(72,388)
Financing activities
Intercompany investments and loans	21,085	(35,636)	14,622	(71)	—
Repayments of long-term debt	(3,922)	—	—	—	(3,922)
Proceeds from the issuance of long-term debt	35,000	—	—	—	35,000
Payment of deferred financing costs	(1,008)	—	—	—	(1,008)
Return of capital to BakerCorp International Holdings, Inc.	(4,985)	—	—	—	(4,985)
Net cash provided by (used in) financing activities	46,170	(35,636)	14,622	(71)	25,085
Effect of foreign currency translation on cash	10	(83)	404	71	402
Net decrease in cash and cash equivalents	—	(2,048)	(485)	—	(2,533)
Cash and cash equivalents, beginning of period	—	22,978	5,091	—	28,069
Cash and cash equivalents, end of period	$—	$20,930	$4,606	$—	$25,536

(1)	Amounts have been adjusted to reflect the effect of immaterial error corrections.

Consolidating Statement of Cash Flows
Fiscal Year Ended January 31, 2013
(In thousands)

	Parent (1)	Guarantors (1)	Non- Guarantor Subsidiaries	Eliminations (1)	Total
Operating activities
Net income	$9,830	$47,094	$3,670	$(50,764)	$9,830
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of doubtful accounts	—	(769)	(422)	—	(1,191)
Provision for excess and obsolete inventory	—	79	—	—	79
Share-based compensation expense	259	3,940	—	—	4,199
Gain on sale of equipment	—	(897)	(6)	—	(903)
Depreciation and amortization	—	55,119	3,548	—	58,667
Amortization of deferred financing costs	2,545	—	—	—	2,545
Deferred income taxes	(5,153)	8,123	(48)	—	2,922
Amortization of above-market lease	—	(673)	—	—	(673)
Equity earnings of subsidiaries, net of taxes	(47,094)	(3,670)	—	50,764	—
Changes in assets and liabilities:
Accounts receivable	—	(3,010)	(2,247)	—	(5,257)
Inventories	—	(441)	—	—	(441)
Prepaid expenses and other current assets	345	132	606	—	1,083
Accounts payable and accrued expenses	87	(7,525)	(148)	3,300	(4,286)
Net cash provided by operating activities	(39,181)	97,502	4,953	3,300	66,574
Investing activities
Purchases of property and equipment	—	(57,262)	(15,996)	(408)	(73,666)
Proceeds from sale of equipment	—	3,143	8	—	3,151
Net cash used in investing activities	—	(54,119)	(15,988)	(408)	(70,515)
Financing activities
Intercompany investments and loans	44,183	(53,815)	13,691	(4,059)	—
Repayments of long-term debt	(3,900)	—	—	—	(3,900)
Return of capital to BakerCorp International Holdings, Inc.	(1,103)	—	—	—	(1,103)
Net cash (used in) provided by financing activities	39,180	(53,815)	13,691	(4,059)	(5,003)
Effect of foreign currency translation on cash	1	(743)	(408)	1,167	17
Net (decrease) increase in cash and cash equivalents	—	(11,175)	2,248	—	(8,927)
Cash and cash equivalents, beginning of period	—	34,153	2,843	—	36,996
Cash and cash equivalents, end of period	$—	$22,978	$5,091	$—	$28,069

(1)	Amounts have been adjusted to reflect the effect of immaterial error corrections.

Schedule II — Valuation and Qualifying Accounts

(In thousands)	Balance at beginning of period	(Recoveries of) charged to costs and expenses	(Recoveries of) charged to other accounts	Deductions	Balance at end of period
Fiscal Year 2015
Allowance for doubtful accounts	$2,610	$758	$(158)	$(229)	$2,981
Inventory reserve	531	132	—	—	663
Deferred tax asset valuation allowance	1,824	(1,591)	—	—	233
Fiscal Year 2014
Allowance for doubtful accounts	$3,023	$825	$(17)	$(1,221)	$2,610
Inventory reserve	607	(76)	—	—	531
Deferred tax asset valuation allowance	1,218	606	—	—	1,824
Fiscal Year 2013
Allowance for doubtful accounts	$4,921	$(1,191)	$(12)	$(695)	$3,023
Inventory reserve	528	79	—	—	607
Deferred tax asset valuation allowance	1,212	6	—	—	1,218

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Exchange Act Rule 13a-15(d) defines “disclosure controls and procedures” to mean controls and procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our internal control over financial reporting based on the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2015.

Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls or in other factors that may significantly affect our internal controls during fiscal year 2015.

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

Name	Age	Position
Robert Craycraft	45	President, Chief Executive Officer, Director
Raymond Aronoff	44	Chief Operating Officer, Chief Financial Officer
Melanie Barth	44	Chief Human Resources Officer
John Friend	51	Senior Vice President, Sales and Marketing
David F. Haas	54	Executive Vice President
David Igata	55	Senior Vice President
Amy M. Paul	46	Vice President, General Counsel
Carla Rolinc	58	Chief Information Officer
Philip Green	61	Non-Executive Chairman, Director
Richard Carey	49	Director
John Coyle	49	Director
Gerard Holthaus	65	Director
Henry Minello	40	Director

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

Raymond Aronoff joined us in July 2012 and since December 10, 2013, has served as Chief Operating Officer and Chief Financial Officer. Prior to his appointment as Chief Operating Officer and Chief Financial Officer, Mr. Aronoff served as Vice President of Strategy & Business Development and Executive Vice President of Oil and Gas. From 2010 to 2012, Mr. Aronoff worked for National Trench Safety, most recently as its CFO and VP of Corporate Development. Prior to that, Mr. Aronoff worked for The Boston Consulting Group with a focus on energy and technology. Mr. Aronoff has over 18 years of experience in strategy, operations and finance positions in a number of organizations including NASA. Mr. Aronoff has an M.B.A. from the Wharton Business School and a B.S. in engineering from the University of Florida.

Melanie Barth joined us in July 2014 and currently serves as Chief Human Resources Officer. Previously, Ms. Barth served as Chief Human Resources Officer for Global Power Equipment Group, a provider of custom-engineered auxiliary equipment and maintenance support services, from November 2012 until July 2014. From January 2011 until November 2012, Ms. Barth held executive and senior roles at Alcon, the eye-care division of Novartis. Prior to that, Ms. Barth spent thirteen years at Celanese, a technology and specialty materials company, in executive and senior roles. Ms. Barth has an M.S. in Industrial Organization Psychology from Baruch College, City University of New York, and a B.A. in Psychology from State University of New York at Albany.

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

David F. Haas joined us in May 1992 and currently serves as Executive Vice President. Mr. Haas developed BakerCorp’s national pump product line and developed the Strategic Accounts program. Mr. Haas has an M.B.A. from Northern Illinois University and a B.S. in Business Administration from Illinois State University.

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

Amy M. Paul joined us as Vice President, General Counsel in May 2008. Ms. Paul previously served ten years as general counsel and corporate secretary for Advanced Fibre Communications, Inc., which was acquired by Tellabs, Inc. in 2004. Prior to 1995, Ms. Paul worked for a major law firm on M&A and various public and private financing transactions. Ms. Paul has a J.D. from the University of San Diego and B.A. in Psychology with a specialization in Business Administration from University of California at Los Angeles.

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

Philip Green has served as Non-Executive Chairman since the Permira Funds’ acquisition of BakerCorp in 2011. Previously, Mr. Green was Chief Executive Officer of United Utilities Plc, the largest publicly-listed water business in the UK, from 2006 to 2011. Mr. Green has held senior executive positions at DHL, Reuters, and Royal P&O Nedlloyd. In June 2011, Mr. Green became the Senior Non-Executive Director of Carillion Plc and in May 2014 was named its Chairman. Mr. Green also serves as Chairman Designate of Williams & Glyn, a UK bank. He also serves as Chairman of Sentebale, a not-for-profit organization, as well as Senior Independent Non-Executive Director of Saga plc. Mr. Green has a B.A. degree in Economics and Politics from the University of Wales and an M.B.A. from London Business School. Mr. Green has extensive public company experience, including in the industrial services industry.

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

John Coyle has served as a Director since June 1, 2011. Mr. Coyle joined Permira in 2008 and is currently a Partner and Head of North America. In addition, Mr. Coyle currently serves as a board member for Atrium Innovations and Intelligrated. Previously, Mr. Coyle was a Managing Director and the Global Head of the Financial Sponsor Group at JP Morgan Securities, where he had worked for 20 years. Mr. Coyle has a B.A. degree in Economics from the University of Notre Dame and an M.B.A. from Columbia Business School. Mr. Coyle has extensive experience in investment banking, corporate finance and strategic planning.

Gerard Holthaus has served as our Non-Executive Director since June 1, 2011. Mr. Holthaus currently serves as Non-Executive Chairman for Algeco Scotsman, a global mobile office rental company, where he previously served as Chairman and Chief Executive Officer from 2007 to 2010. Previously, Mr. Holthaus was Chairman and Chief Executive Officer of William Scotsman from 1996 to 2010. Mr. Holthaus also serves as a Director and the Non-Executive Chairman of both FTI Consulting and Baltimore Life Insurance. He also serves as a director of Neff Corporation. Mr. Holthaus has a B.A. degree in Accounting from Loyola University. Mr. Holthaus has extensive public company experience in the industrial services industry. He also has extensive experience serving on boards of directors of other significant companies.

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

Code of Business Conduct and Ethics
We  expanded our former code of conduct beyond the United States and published a Global Code of Business Conduct (the “Global Code”). The Global Code  applies to all of the Company's directors, officers (including its Chief Executive Officer, Chief Financial Officer and any person(s) performing similar functions) and employees. The Global Code is periodically reviewed and updated to remain current with applicable legal requirements and best practices. The Global Code is posted on our website at www.bakercorp.com.

Item 11.	EXECUTIVE COMPENSATION
The discussion and tabular disclosure that follow describe the Company’s executive compensation program during the most recently completed fiscal year ended January 31, 2015 (“FY 2015”), as well as the previous fiscal year ended January 31, 2014 (“FY 2014”), as applicable, with respect to our named executive officers, including: Robert Craycraft, our President and Chief Executive Officer; Raymond A. Aronoff, our Chief Operating Officer and Chief Financial Officer; and Melanie Barth, our Chief Human Resources Officer (our “named executive officers”).

Summary Compensation Table
The following table sets forth the compensation paid to the named executive officers that is attributable to services performed during FY 2014 and FY 2015, as applicable.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Robert Craycraft, President & Chief Executive Officer (5)	2015	500,000	—	—	231,969	23,189	755,158
	2014	192,308	175,000	10,593,500	—	11,290	10,972,098
Raymond A. Aronoff, Chief Operating Officer and Chief Financial Officer	2015	300,000	—	—	94,050	19,624	413,674
	2014	288,077	100,000	911,657	—	20,485	1,320,219
Melanie Barth, Chief Human Resources Officer (6)	2015	138,462	90,000	916,560	—	3,600	1,148,622

(1)
Amounts in this column for Mr. Aronoff and Ms. Barth reflect a discretionary performance-based bonus paid to such individuals in respect of FY 2014 in FY2015, respectively. The amount in this column for Mr. Craycraft reflects a sign-on bonus paid to him in connection with the commencement of his employment during FY 2014.

(2)
Amounts in this column reflect the aggregate grant date fair value of stock options granted pursuant to the BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”), computed in accordance with FASB ASC Topic 718, that were granted to (i) Mr. Craycraft in connection with the commencement of his employment with the Company in September 2013 (during FY 2014); (ii) Mr. Aronoff (X) in March 2013 (during FY 2014) to address disparities in pay equality among the Company’s executive officers and (Y) in January 2014 (during FY 2014) in connection with his promotion to Chief Operating Officer and Chief Financial Officer; and (iii) Ms. Barth in July 2014 (FY 2015) in connection with the commencement of her employment with the Company, in each case based on the assumptions set forth in Note 12 to our audited financial statements for FY 2015 included in this annual report on Form 10-K. Other than the stock options granted to Mr. Craycraft, these stock options are scheduled to become vested in 5% installments on each of the first twenty quarterly anniversaries of the date of grant, provided that the executives continue to serve as employees of the Company or one of its subsidiaries on each such date, and subject to accelerated vesting under certain circumstances as described in more detail under the heading “Potential Payments upon Termination or Change in Control.” The stock options granted to Mr. Craycraft become vested and exercisable only upon the consummation of a change in control (as defined in the 2011 Equity Incentive Plan and as described in more detail under the heading “Potential Payments upon Termination or Change in Control”), provided that Mr. Craycraft continues to serve as an employee.

(3)
Amounts in this column include cash incentive awards that are determined at the discretion of the Compensation Committee of the Board of Directors, based on its assessment of the executive’s performance. See details in the Annual Incentive Awards section below.

(4)	Amounts in this column for FY 2014 and FY 2015 include: (i) disability insurance premiums paid by the Company, (ii) car allowances and (iii) Company contributions under the 401(k) Plan.

(5)	Mr. Craycraft’s employment with the Company began on September 9, 2013. The FY 2014 compensation reflected in this table for Mr. Craycraft is compensation earned by him following his start date.

(6)	Ms. Barth’s employment with the Company began on July 14, 2014. The FY 2015 compensation reflected in this table for Ms. Barth is compensation earned by her following her start date.

Executive Agreements
Each of our current named executive officers has entered into an employment agreement with BakerCorp, our subsidiary (the “Executive Agreements”). Mr. Craycraft entered into his agreement in August 2013 in connection with the commencement of his employment in September 2013, Mr. Aronoff entered into his agreement in June 2012 in connection with the commencement of his employment in July 2012, and Ms. Barth entered into her agreement in June 2014 in connection with the commencement of her employment in July 2014. Each of the Executive Agreements has an initial five-year term (which expires on September 9, 2018 for Mr. Craycraft, July 25, 2017 for Mr. Aronoff, and July 14, 2019 for Ms. Barth), which will be automatically extended for successive one-year periods unless at least 30 days’ notice is given by either party. The Executive Agreements provide for the following initial annual base salaries of the named executive officers, which will be reviewed annually and may be adjusted upward: Mr. Craycraft: $500,000; Mr. Aronoff: $280,000; and Ms. Barth: $300,000. In connection with Mr. Aronoff’s promotion from Vice President, Strategy and Development to Executive Vice President of Oil and Gas, in September 2013, Mr. Aronoff received an annual salary increase of $20,000 (for a total annual base salary of $300,000). In addition, the Executive Agreements provide for the following target bonuses, expressed as a percentage of base salary, for the named executive officers: Mr. Craycraft: 150%; and Mr. Aronoff and Ms. Barth: 75%. In connection with Mr. Aronoff’s promotion from Vice President, Strategy and Development to Executive Vice President of Oil and Gas, in September 2013, Mr. Aronoff received a 25% increase of his target bonus (for a total annual target bonus of 100%). In addition, (X) Mr. Craycraft’s agreement provides for a sign-on bonus equal to $175,000 (which would have been repaid to BakerCorp in the event of Mr. Craycraft’s termination for cause or resignation for any reason other than good reason (as each term is defined in Mr. Craycraft’s Executive Agreement), in each case prior to September 9, 2014), which was paid to him in FY 2014; (Y) Mr. Aronoff’s agreement provides for a sign-on bonus equal to $80,000, net of taxes, which was paid to him in FY 2013; and (Z) Ms. Barth’s agreement provides for a minimum annual bonus for the first fiscal year that she is employed (FY 2015) equal to $90,000 which was paid to her in April 2015. The Executive Agreements also provide that the named executive officers are entitled to participate in such health and other group insurance and other employee benefit plans and programs of BakerCorp as in effect from time to time on the same basis as other senior executives. The Executive Agreement for Mr. Craycraft provides for reimbursement of reasonable counsel fees incurred in connection with the negotiation and documentation of the employment agreement and related equity documents up to a maximum of $5,000.
Each of the named executive officers is also required to abide by perpetual restrictive covenants relating to non-disclosure of confidential information and non-disparagement. In addition, during employment and for two years following termination of employment for any reason, Mr. Aronoff and Ms. Barth are subject to covenants that prohibit (i) solicitation of customers and suppliers of the Company and its subsidiaries and (ii) solicitation or hiring of certain employees of the Company and its subsidiaries. During employment and for one year following termination of employment for any reason, Mr. Craycraft is subject to covenants that prohibit (i) competition with the Company and its subsidiaries, (ii) solicitation of customers and suppliers of the Company and its subsidiaries and (iii) solicitation or hiring of certain employees of the Company and its subsidiaries.
In addition, these Executive Agreements provide for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under the heading “Potential Payments Upon Termination or Change in Control.”

Annual Incentive Awards
Each named executive officer is eligible to receive an annual cash incentive award. While in previous years, this annual incentive award was generally determined pursuant to a written incentive plan, consistent with FY 2014, for FY 2015 the annual incentive awards were determined in the discretion of the Compensation Committee of the Board of Directors, based on its assessment of the executive’s performance. This allows the Compensation Committee of the Board of Directors greater flexibility to align the executive officers’ pay with a broader definition of financial and business results which impact overall Company performance. In determining the executive officers’ annual incentive awards for FY 2015, the Compensation Committee of the Board of Directors considered the Company’s financial achievement during FY 2015 as well the applicable executive officer’s performance related to improving safety performance, driving key growth, and process improvement initiatives. Based on the Compensation Committee of the Board of Director’s evaluation of these elements, (i) Mr. Craycraft was paid a bonus equal to 31% of his target bonus for FY 2015, (ii) Mr. Aronoff was paid a bonus equal to 31% of his target bonus for FY 2014 and (iii) Ms. Barth was paid a bonus equal to 40% of her target bonus for FY 2015.

Equity Incentive Awards
In connection with the Acquisition, the Company adopted the 2011 Equity Incentive Plan, which is currently the Company’s primary plan for making equity-based compensation awards. Each of the named executive officers has received stock option awards pursuant to the 2011 Equity Incentive Plan and related option agreements entered into between each respective executive and the Company. Mr. Craycraft received a stock option grant in connection with the commencement of his employment in September 2013. Mr. Aronoff received three separate stock option grants, one in connection with the commencement of his employment in July 2012, one in March 2013 to address disparities in pay equality among the Company’s executive officers and one in connection with his promotion to Chief Operating Officer and Chief Financial Officer in January 2014. Ms. Barth received a stock option grant in July 2014 in connection with the commencement of her employment. The stock options were granted to the named executive officers to serve as meaningful retention awards and also to provide the executives with a substantial incentive related to the Company’s future long-term growth. With respect to the grant made in FY 2015 to Ms. Barth, the number of options granted determined based on a review of Ms. Barth’s position and responsibilities.
Each stock option grant made to each of the named executive officers (other than Mr. Craycraft) is separated into three tranches, with the options in each tranche having identical terms other than exercise price. Except with respect to Mr. Craycraft, one-half of the total options granted to each of the named executive officers have an exercise price equal to the fair market value of a share of Company common stock on the date of grant ((i) $137 per share for options granted to Mr. Aronoff in July 2012, (ii) $140 per share for options granted to Mr. Aronoff in March 2013, (iii) $110 per share for options granted to Mr. Aronoff in January 2014, and (iv) $96 per share for options granted to Ms. Barth in July 2014), one-quarter have an exercise price of $200 per share and one-quarter have an exercise price of $300 per share. The options with exercise prices of $200 and $300 are premium priced options, which serve as additional incentives for the named executive officers to maximize the appreciation of the value of the Company’s common stock. These stock options are scheduled to become vested in 5% installments on each of the first twenty quarterly anniversaries of the date of grant, provided that the executives continue to serve as employees of the Company or one of its subsidiaries on each such date, and subject to accelerated vesting under certain circumstances. The stock options will become fully vested and exercisable in the event of a change in control (as defined in the 2011 Equity Incentive Plan). In addition, the portion of outstanding stock options that would have vested had the executives’ employment continued until one year following the effective date of certain termination or resignation events will become vested and exercisable in the event of those termination or resignation events, including a termination by reason of death, disability or retirement, a termination by the Company without cause or a resignation by the executive for good reason (each term is defined in the Executive Agreements). Following a termination of employment, except as described above, unvested stock options terminate immediately and the named executive officers have the following amount of time, if any, to exercise their vested stock options following their termination: (i) vested stock options immediately terminate upon the executives’ termination for cause or resignation without good reason; (ii) vested stock options must be exercised prior to the first anniversary of termination following termination by reason of death, disability or retirement; or (iii) vested stock options must be exercised prior to the 90th day following the date of termination upon the executives’ termination without cause or resignation for good reason.
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

Following the Acquisition, equity-based grants are generally made only with respect to new hires and promotions. However, Mr. Aronoff’s March 2013 grant was made to address disparities in pay equality among the Company’s executive officers.

Outstanding Equity Awards at Fiscal Year End

Name	Number of Securities Underlying Options Exercisable		Number of Securities Underlying Options Unexercisable		Option Exercise Price ($)	Option Expiration Date
Robert Craycraft	—		25,000	(1)	125.00	9/12/23
	—		25,000	(1)	150.00	9/12/23
	—		50,000	(1)	175.00	9/12/23
	—		75,000	(1)	225.00	9/12/23
	—		75,000	(1)	275.00	9/12/23
	—		200,000	(1)	300.00	9/12/23
Raymond A. Aronoff	3,750	(2)	3,750	(2)	137.00	7/31/22
	1,875	(2)	1,875	(2)	200.00	7/31/22
	1,875	(2)	1,875	(2)	300.00	7/31/22
	1,575	(2)	2,925	(2)	140.00	3/12/23
	788	(2)	1,462	(2)	200.00	3/12/23
	788	(2)	1,462	(2)	300.00	3/12/23
	1,200	(2)	4,800	(2)	110.00	1/16/24
	600	(2)	2,400	(2)	200.00	1/16/24
	600	(2)	2,400	(2)	300.00	1/16/24
Melanie Barth	1,200	(2)	10,800	(2)	96.00	7/14/24
	600	(2)	5,400	(2)	200.00	7/14/24
	600	(2)	5,400	(2)	300.00	7/14/24

(1)
These stock options were granted pursuant to the 2011 Equity Incentive Plan and will become fully vested and exercisable only upon a change in control (as defined in the 2011 Equity Incentive Plan), subject to Mr. Craycraft’s continued employment at the time of such change in control.

(2)
These stock options were granted pursuant to the 2011 Equity Incentive Plan and are scheduled to become vested in 5% installments on each of the first twenty quarterly anniversaries of the applicate date of grant (July 31, 2012 for options with an expiration date of July 31, 2022, March 12, 2013 for options with an expiration date of March 12, 2023, January 16, 2014 for options with an expiration date of January 16, 2024, and July 14, 2014 for options with an expiration date of July 14, 2024), (provided that the executives continue to serve as employees of the Company or one of its subsidiaries on each such date, and subject to accelerated vesting under certain circumstances as described in more detail under the heading “Potential Payments upon Termination or Change in Control”).

Retirement Benefit Programs
We offer our executive officers who reside and work in the United States, including our named executive officers, retirement and certain other benefits, including participation in the Company’s 401(k) Plan (the “401(k) Plan”) in the same manner as other employees.
Pursuant to the 401(k) Plan, executive officers are eligible to receive, at the discretion of the Company, matching contribution and/or profit sharing contributions. No profit sharing contributions under the 401(k) Plan were made in FY 2015.

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

ii.
(X) with respect to Mr. Aronoff and Ms. Barth, a pro-rata target bonus for the year in which termination occurs (“Pro-Rata Target Bonus”) and (Y) with respect to Mr. Craycraft, a pro-rata bonus for the year in which termination occurs, equal to the actual annual bonus (as defined in Mr. Craycraft’s Executive Agreement) that Mr. Craycraft would have been entitled to receive had his employment not been terminated, based on the performance of BakerCorp for the full year (“Craycraft Pro-Rata Bonus”);

iii.
(X) with respect to Mr. Aronoff, a payment each month equal to one-twelfth of the sum of their (a) base salary plus (b) target annual bonus for 12 months following termination for Mr. Aronoff and (Y) with respect to Mr. Craycraft and Ms. Barth, a payment each month equal to one-twelfth of the base salary for 12 months following their termination (amounts paid pursuant to this paragraph, the “Severance Payments”); and

iv.
continuation of health benefits for 12 months following termination for Messrs. Aronoff and Craycraft and Ms. Barth or, if earlier, until they cease to be eligible for COBRA continuation coverage; provided that BakerCorp is only obligated to pay for such health coverage to the extent it was paying prior to the termination of employment and such coverage shall be credited against the COBRA continuation period.

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
In addition, with respect to Mr. Aronoff and Ms. Barth, the portion of outstanding stock options that would have vested had the named executive officers’ employment continued until one year following the effective date of termination or resignation would become immediately vested and exercisable.
Death or Disability
Pursuant to the Executive Agreements, in the event that the employment of the named executive officers is terminated by reason of death or disability, in addition to the Accrued Amounts, they would receive a Pro-Rata Target Bonus. In addition, with respect to Mr. Aronoff and Ms. Barth, the portion of outstanding stock options that would have vested had the named executive officers’ employment continued for one year following the effective date of termination or resignation would become immediately vested and exercisable.
Change in Control
In the event of a change in control (as defined in the 2011 Equity Incentive Plan), all outstanding stock options granted to the named executive officers pursuant to the 2011 Equity Incentive Plan would become fully vested and exercisable.

Compensation of Directors
In connection with the Acquisition, two independent directors were appointed-Philip Green and Gerard Holthaus. For service during FY 2015, Mr. Green received an annual fee of $250,000 (which included a fee for his service as chairman) and Mr. Holthaus received an annual fee of $75,000 (which included a fee for his service as chairman of the Audit Committee). Annual fees are paid to the independent directors on a quarterly basis. None of our other directors receive annual fees for their service. All directors are reimbursed for travel expenses and other out-of-pocket costs incurred in connection with their attendance at meetings.

Name (1)	Cash Fees ($)	Total ($)
Philip Green	250,000	250,000
Gerard Holthaus	75,000	75,000

(1)
Mr. Holthaus was granted 2,000 options in respect of Company common stock in January 2014 (FY 2014). As of the end of FY 2015, Mr. Green held a total of 15,333 options in respect of Company common stock and Mr. Holthaus held a total of 11,200 options in respect of Company common stock. All options were granted pursuant to the 2011 Equity Incentive Plan and, other than the options described in the first sentence above, all options were granted in FY 2011. With respect to the options granted to Messrs. Green and Holthaus in FY 2011, one-half have an exercise price of $100 per share, one-quarter have an exercise price of $200 per share and one-quarter have an exercise price of $300 per share. With respect to the options granted to Mr. Holthaus in FY 2014, one-half have an exercise price of $110 per share, one-quarter have an exercise price of $200 per share and one-quarter have an exercise price of $300 per share. These stock options are scheduled to become vested in 5% installments on each of the first twenty quarterly anniversaries of June 29, 2011 or January 16, 2014, as applicable, provided that the directors continue in service on each such date.

Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee has ever been one of our officers or employees. In addition, during FY 2015, none of our executive officers served as a member of a compensation committee or board of directors of an entity that had an executive officer serving as a member of our Board of Directors.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 8, 2015, certain information regarding the beneficial ownership of the equity securities of BakerCorp International, Inc. by:

•	each person who beneficially owns five percent or more of the common stock of BakerCorp International, Inc.,

•	each of the directors and named executive officers of BakerCorp International, Inc., individually,

•	each of the directors and executive officers of BakerCorp International, Inc. as a group.

All of the shares of common stock of BakerCorp International, Inc. are held by BCI Holdings. Accordingly, all of the shares of common stock of BakerCorp International, Inc. represented in the chart below reflect the holders’ effective pecuniary interest in the shares of BakerCorp International, Inc. held through such holders’ interest in BCI Holdings.

Unless otherwise specified, each beneficial owner has sole voting power and sole investment power over the capital stock indicated. Applicable percentage ownership in the following table is based on 4,069,842 shares of common stock outstanding as of April 8, 2015. Unless otherwise specified, the address of each beneficial owner is c/o 7800 N. Dallas Parkway, Suite 500, Plano, TX 75024.

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

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent
BCI Holdings (1)	4,069,842	100%
Permira IV Continuing L.P. 1 (2)(3)	1,069,397	26.3%
Permira IV Continuing L.P. 2 (2)(4)	2,559,520	62.9%
Permira Investments Limited (2)(5)	87,409	2.1%
P4 Co-Investment L.P. (2)(6) 320 Park Avenue, 33rd Fl. New York, NY 10022	24,814	*
Robert Craycraft (7)	—	*
Ray Aronoff (8)	14,851	*
Melanie Barth (9)	3,600	*
David F. Haas (10)	44,455	1.1%
Amy M. Paul (11)	23,828	*
John Friend (12)	6,000	*
Carla Rolinc (13)	1,000	*
David Igata (14)	16,040	*
Philip Green (15)	17,266	*
Gerard Holthaus (16)	12,860	*
Richard Carey (17)	—	*
John Coyle (17)	—	*
Henry Minello (17)	—	*
All directors and executive officers, as a group (13 persons) (7)-(17)	139,900	3.4%

*	Less than 1%.

(1)	BCI Holdings is a holding company owning one hundred percent of the outstanding stock of BakerCorp International, Inc.

(2)
BCI Holdings is owned by Permira IV Continuing L.P. 1, Permira IV Continuing L.P. 2, Permira Investments Limited and P4 Co-Investment L.P., which are venture funds advised by Permira Advisers L.L.C. and management investors who have executed options.

(3)
The ownership interest of Permira IV Continuing L.P. 1 in BCI Holdings converts economically to 1,069,397 shares of BakerCorp International, Inc. By virtue of being an investment advisor of Permira IV Continuing L.P. 1, Permira Advisers L.L.C. may be deemed to have or share beneficial ownership of shares beneficially owned by Permira IV Continuing L.P. 1. Permira Advisers L.L.C. expressly disclaims beneficial ownership of such shares, except to the extent of its direct pecuniary interest therein.

(4)
The ownership of Permira IV Continuing L.P. 2 in BCI Holdings converts economically to 2,559,520 shares of BakerCorp International, Inc. By virtue of being an investment advisor of Permira IV Continuing L.P. 2, Permira Advisers L.L.C. may be deemed to have or share beneficial ownership of shares beneficially owned by Permira IV Continuing L.P. 2. Permira Advisers L.L.C. expressly disclaims beneficial ownership of such shares, except to the extent of its direct pecuniary interest therein.

(5)
The ownership of Permira Investments Limited in BCI Holdings converts economically to 87,409 shares of BakerCorp International, Inc. By virtue of being an investment advisor of Permira Investments Limited, Permira Advisers L.L.C. may be deemed to have or share beneficial ownership of shares beneficially owned by Permira Investments Limited. Permira Advisers L.L.C. expressly disclaims beneficial ownership of such shares, except to the extent of its direct pecuniary interest therein.

(6)
The ownership of P4 Co-Investment L.P. in BCI Holdings converts economically to 24,814 shares of BakerCorp International, Inc. By virtue of being an investment advisor of P4 Co-Investment L.P., Permira Advisers L.L.C. may be deemed to have or share beneficial ownership of shares beneficially owned by P4 Co-Investment L.P. Permira Advisers L.L.C. expressly disclaims beneficial ownership of such shares, except to the extent of its direct pecuniary interest therein.

(7)
Mr. Craycraft owns no shares of common stock of BCI Holdings directly. Mr. Craycraft owns options to purchase 450,000 shares of BCI Holdings’ common stock, granted on September 12, 2013. The stock options become fully vested and exercisable only upon the consummation of a Change in Control (as defined in the 2011 Plan) and only if the CEO remains employed at that time. The stock options expire after 10 years from the date of grant and will cease to be exercisable on the 90th day after the date of a Change in Control. Upon any termination of employment, any unvested options terminate immediately.

(8)
Mr. Aronoff owns no shares of common stock of BCI Holdings directly. Mr. Aronoff owns options to purchase 15,000 shares, 9,000 shares, and 12,000 shares, of BCI Holdings’ common stock. These options become 5% vested each quarter from the date of grant, which was July 31, 2012, March 12, 2013, and January 16, 2014, respectively. Within 60 days of April 8, 2015, 14,851 options will have become vested and exercisable.

(9)
Ms. Barth owns no shares of common stock of BCI Holdings directly. Ms. Barth owns options to purchase 24,000 shares of BCI Holdings’ common stock. These options become 5% vested each quarter from the date of grant, which was July 14, 2014, so that they become fully vested on the fifth anniversary of the grant date. Within 60 days of April 8, 2015, 3,600 options will have become vested and exercisable

(10)
Mr. Haas owns no shares of common stock of BCI Holdings directly. Mr. Haas owns options to purchase 17,455 shares of BCI Holdings’ common stock, which are fully vested and exercisable, including 13,816 options at an exercise price of $42.86 and 3,639 shares at an exercise price of $19.44. Mr. Haas also owns options to purchase 36,000 shares of BCI Holdings’ common stock, granted in connection with the Transaction. These options become 5% vested each quarter from the date of grant, which was June 29, 2011, so that they become fully vested on the fifth anniversary of the grant date. Within 60 days of April 8, 2015, 27,000 options will have become vested and exercisable.

(11)
Ms. Paul owns no shares of common stock of BCI Holdings directly. Ms. Paul owns options to purchase 5,828 shares of BCI Holdings’ common stock at an exercise price of $19.44, which are fully vested and exercisable. Ms. Paul also owns options to purchase 24,000 shares of BCI Holdings’ common stock, granted in connection with the Transaction. These options become 5% vested each quarter from the date of grant, which was June 29, 2011, so that they become fully vested on the fifth anniversary of the grant date. Within 60 days of April 8, 2015, 18,000 options will have become vested and exercisable.

(12)
Mr. Friend owns no shares of common stock of BCI Holdings directly. Mr. Friend owns options to purchase 20,000 shares of BCI Holdings’ common stock. These options become 5% vested each quarter from the date of grant, which was September 12, 2013, so that they become fully vested on the fifth anniversary of the grant date. Within 60 days of April 8, 2015, 6,000 options will have become vested and exercisable.

(13)
Ms. Rolinc owns no shares of common stock of BCI Holdings directly. Ms. Rolinc owns options to purchase 5,000 shares of BCI Holdings’ common stock. These options become 5% vested each quarter from the date of grant, which was March 25, 2014, so that they become fully vested on the fifth anniversary of the grant date. Within 60 days of April 8, 2015, Ms. Rolinc had 1,000 options that will have become vested and exercisable.

(14)
Mr. Igata owns options to purchase 4,181 shares of BCI Holdings’ common stock, which are fully vested and exercisable, including 2,504 options at an exercise price of $42.86 and 1,667 shares at an exercise price of $19.44. Mr. Igata also owns 1,259 shares of BCI Holdings’ common stock. Mr. Igata also owns options to purchase 12,000 shares of BCI Holdings’ common stock, granted in connection with the Transaction, and options to purchase 8,000 additional shares of BCI Holdings’ common stock. These options become 5% vested each quarter from the date of grant, which was June 29, 2011 and March 25, 2014, respectively, so that they become fully vested on the fifth anniversary of the grant date. Within 60 days of April 8, 2015, 10,600 options will have become vested and exercisable.

(15)
Mr. Green serves as a non-employee director of BakerCorp International, Inc. Mr. Green owns 5,000 shares of BCI Holdings’ common stock. Mr. Green also owns options to purchase 15,333 shares of BCI Holdings’ common stock, granted in connection with the Transaction. These options were granted on June 29, 2011 and become 5% vested each quarter from the vesting commencement date, which was June 29, 2011, so that they become fully vested on the fifth anniversary of the grant date. Within 60 days of April 8, 2015, 12,266 options will have become vested and exercisable.

(16)
Mr. Holthaus serves as a non-employee director of BakerCorp International, Inc. Mr. Holthaus owns 5,000 shares of BCI Holdings’ common stock. Mr. Holthaus also owns options to purchase 9,200 shares of BCI Holdings’ common stock, granted in connection with the Transaction, and options to purchase 2,000 additional shares of BCI Holdings’ common stock. These options become 5% vested each quarter from the date of grant, which was June 29, 2011 and January 16, 2014, respectively, so that they become fully vested on the fifth anniversary of the grant date. Within 60 days of April 8, 2015, 7,860 options will have become vested and exercisable.

(17)
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

Equity Compensation Plans
For more information see Note 12, “Share-based Compensation” of the Notes to Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
From time to time, we enter into transactions in the normal course of business with related parties. We believe that such transactions are at arm’s-length and have terms that would have been obtained from unaffiliated third parties. See Note 14, “Related Party Transactions” to the consolidated financial statements for a discussion of related party transactions.

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

Management Agreement
In connection with the Transaction, we entered into an agreement, which we refer to as the management agreement, with Permira Advisers L.L.C. (the “Sponsor”). The Sponsor advises funds which control BCI Holdings, a holding company with no assets or liabilities other than one hundred percent of the outstanding stock of the Company. This agreement addresses certain consulting, financial, and strategic advisory services that the Sponsor provides to us. Under the management agreement, we have agreed to pay to the Sponsor an annual fee of $500,000 and to reimburse the Sponsor for all reasonable expenses that it incurs in connection with providing management services to us. The management agreement also includes customary indemnification provisions.

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
Ernst & Young audited our consolidated financial statements for the fiscal years ended January 31, 2015 and January 31, 2014. The fees billed to us by Ernst & Young during the last two fiscal years for the indicated services were as follows:

	Fiscal Year Ended
(in thousands)	January 31, 2015	January 31, 2014
Audit fees	$858	$883
Audit-related fees	—	—
Tax fees	473	469
All other fees	—	365
Total	$1,331	$1,717

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

BAKERCORP INTERNATIONAL, INC.

Date:	April 20, 2015

		By:	/s/ Robert Craycraft
Robert Craycraft
President and Chief Executive Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ Robert Craycraft	President, Chief Executive Officer, Director	April 20, 2015
Robert Craycraft	(Principal Executive Officer)

/S/ Raymond Aronoff	Chief Operating Officer, Chief Financial Officer	April 20, 2015
Raymond Aronoff	(Principal Financial Officer and Principal Accounting Officer)

/S/ Philip Green	Non-Executive Chairman, Director	April 20, 2015
Philip Green

/S/ Gerard Holthaus	Director	April 20, 2015
Gerard Holthaus

/S/ Richard Carey	Director	April 20, 2015
Richard Carey

/S/ John Coyle	Director	April 20, 2015
John Coyle

/S/ Henry Minello	Director	April 20, 2015
Henry Minello

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated April 12, 2011, by and among B-Corp Holdings, Inc., B-Corp Merger Sub, Inc., LY BTI Holdings Corp. and Lightyear Capital, LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 2 of the Registration Statement on Form S-4 of BakerCorp International, Inc.
(No. 333-181780), filed with the SEC on July 27, 2012)

2.2
Amendment to Agreement and Plan of Merger, dated May 31, 2011 by and among B-Corp Holdings, Inc., B-Corp Merger Sub, Inc., LY BTI Holdings Corp. and Lightyear Capital, LLC (incorporated by reference to Exhibit 2.2 to Amendment No. 2 of the Registration Statement on Form S-4 of BakerCorp International, Inc.
(No. 333-181780), filed with the SEC on July 27, 2012)

3.1
Certificate of Incorporation of BakerCorp International, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012)

3.2
Bylaws of BakerCorp International, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012)

4.1
Indenture, dated as of June 1, 2011, by and among BakerCorp International, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012

4.2	Form of 8.25% Senior Notes due June 1, 2019 (included as part of Exhibit 4.1 above)
4.3
Registration Rights Agreement, dated as of June 1, 2011, by and among BakerCorp International Holdings, Inc., Permira IV Continuing L.P. 1, Permira IV Continuing L.P. 2, Permira Investments Limited, P4 Co-Investment L.P. and the other parties signatory thereto (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on
May 31, 2012)

4.4
Registration Rights Agreement, dated as of June 1, 2011, by and among BakerCorp International, Inc., the guarantors party thereto, Morgan Stanley & Co. Incorporated and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.4 to Amendment No. 2 of the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on July 27, 2012)

4.5
Stockholders’ Agreement, dated as of June 1, 2011, by and among, BakerCorp International Holdings, Inc., Permira IV Continuing L.P. 1, Permira IV Continuing L.P. 2, Permira Investments Limited, P4 Co-Investment L.P. and the minority stockholders party thereto (incorporated by reference to Exhibit 4.5 to Amendment No. 2 of the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on July 27, 2012)

10.1
Credit Agreement, dated as of June 1, 2011, by and among BakerCorp International, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012)

10.1.1
First Amendment to Credit and Guaranty Agreement among the Company, BakerCorp International Holdings, Inc., BC International Holdings C.V., the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch (as administrative agent, collateral agent, issuing lender, swingline lender and designated 2013 replacement term lender) and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2013)

10.1.2
Second Amendment to Credit and Guaranty Agreement among the Company, BakerCorp International Holdings, Inc., Deutsche Bank AG New York Branch (as administrative agent and as collateral agent) and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2013)

10.2
Employment Agreement, dated as of June 1, 2011, by and between BakerCorp and Bryan Livingston (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012)

10.3
Employment Agreement, dated as of August 22, 2013, by and between BakerCorp and Robert Craycraft (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q, filed with the SEC on December 16, 2013)

10.4
Employment Agreement, dated as of June 1, 2011, by and between BakerCorp and David Haas (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 of BakerCorp International, Inc.
(No. 333-181780), filed with the SEC on May 31, 2012)

Exhibit Number	Description
10.5
Employment Agreement, dated July 17, 2013, by and between BakerCorp and John Friend (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of BakerCorp International, Inc. filed with the SEC on April 16, 2014)

10.6
Employment Agreement, dated as of June 1, 2011, by and between BakerCorp and Amy Paul (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of BakerCorp International, Inc.
(No. 333-181780), filed with the SEC on May 31, 2012)

10.7
Employment Agreement, dated as of June 11, 2012, by and between BakerCorp and Raymond A. Aronoff (incorporated by reference to Exhibit 10.13 to Amendment No. 3 of the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on August 27, 2012

10.8
Offer letter for employment, dated as of January 6, 2014, by and between BakerCorp and Carla Rolinc (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of BakerCorp International, Inc. filed with the SEC on April 16, 2014)

10.9
Employment Agreement, dated as of October 13, 2005, by and between Baker Tanks, Inc. (the predecessor of BakerCorp) and David Igata, as modified by the letter agreement dated as of August 25, 2008 by and between BakerCorp and David Igata (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of BakerCorp International, Inc. filed with the SEC on April 16, 2014)

10.10
BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012)

10.10.1
BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan-Form of Option Agreement for Senior Management (for grants made prior to July 1, 2013) (incorporated by reference to Exhibit 10.10.1 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012)

10.10.2
BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan-Form of Option Agreement for Senior Management (for grants made on and after July 1, 2013) (incorporated by reference to Exhibit 10.10.2 to the Annual Report on Form 10-K of BakerCorp International, Inc. filed with the SEC on April 16, 2014)

10.10.3
BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan—Form of Option Agreement for Management (incorporated by reference to Exhibit 10.10.2 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012)

10.10.4
BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan-Amendment to Option Agreement entered into by and between BakerCorp International Holdings, Inc. and David Igata (incorporated by reference to Exhibit 10.10.4 to the Annual Report on Form 10-K of BakerCorp International, Inc. filed with the SEC on April 16, 2014)

10.10.5
BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan—Form of Option Agreement for Directors (incorporated by reference to Exhibit 10.10.3 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012)

10.10.6
BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan Senior Management Non-Qualified Stock Option Agreement, dated as of September 12, 2013, by and between BakerCorp International Holdings, Inc. and Robert Craycraft (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q, filed with the SEC on December 16, 2013)

10.11
BakerCorp International Holdings, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012)

10.11.1
BakerCorp International Holdings, Inc. 2005 Stock Incentive Plan—Form of Option Agreement (incorporated by reference to Exhibit 10.11.1 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012)

10.11.2
BakerCorp International Holdings, Inc. 2005 Stock Incentive Plan—Form of Senior Management Rollover Stock Option Agreement(incorporated by reference to Exhibit 10.11.2 to the Registration Statement on
Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012)

10.11.3
BakerCorp International Holdings, Inc. 2005 Stock Incentive Plan—Form of Management Rollover Stock Option Agreement (incorporated by reference to Exhibit 10.11.3 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012)

10.12
Professional Services Agreement, dated as of June 1, 2011, by and between Permira Advisers L.L.C. and BakerCorp International, Inc. (incorporated by reference to Exhibit 10.12 to Amendment No. 2 of the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on July 27, 2012)

Exhibit Number	Description
10.13
Employment Agreement, dated as of August 22, 2013, by and between BakerCorp and Robert Craycraft (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed with the SEC on December 16, 2013)

10.14
BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan Senior Management Non-Qualified Stock Option Agreement, dated as of September 12, 2013, by and between BakerCorp International Holdings, Inc. and Robert Craycraft (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on form 8-K filed with the SEC on December 16, 2013)

10.15	Employment Agreement, dated as of June 5, 2014 by and between BakerCorp and Melanie Barth
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document