Form 10-Q
period 2015-04-30
BakerCorp International, Inc.
filed 2015-06-12
CIK 1550377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
 FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no public market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, par value $0.01 per share, outstanding on June 5, 2015.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BakerCorp International, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	April 30, 2015	January 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,651	$18,665
Accounts receivable, less allowance for doubtful accounts of $3,230 and $2,981 on April 30, 2015 and January 31, 2015, respectively	69,807	70,758
Inventories, net	9,323	7,337
Prepaid expenses and other current assets	5,254	5,905
Deferred tax assets	5,776	5,776
Total current assets	111,811	108,441
Property and equipment, net	363,601	368,299
Goodwill	309,385	309,714
Other intangible assets, net	425,943	430,223
Deferred financing costs, net	594	635
Other long-term assets	573	541
Total assets	$1,211,907	$1,217,853
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$20,518	$21,189
Accrued expenses	22,590	20,389
Current portion of long-term debt (net of deferred financing costs of $2,583 and $2,543 on April 30, 2015 and January 31, 2015, respectively)	1,580	1,618
Total current liabilities	44,688	43,196
Long-term debt, net of current portion (net of deferred financing costs of $8,347 and $9,002 on April 30, 2015 and January 31, 2015, respectively)	637,515	637,903
Deferred tax liabilities	184,380	186,780
Fair value of interest rate swap liabilities	2,319	2,725
Share-based compensation liability	2,712	2,836
Other long-term liabilities	2,136	2,165
Total liabilities	873,750	875,605
Commitments and contingencies	—	—
Shareholder’s equity:
Common stock, $0.01 par value; 100,000 shares authorized; 100 shares issued and outstanding on April 30, 2015 and January 31, 2015	—	—
Additional paid-in capital	391,341	390,829
Accumulated other comprehensive loss	(35,753)	(35,774)
Accumulated deficit	(17,431)	(12,807)
Total shareholder’s equity	338,157	342,248
Total liabilities and shareholder’s equity	$1,211,907	$1,217,853

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations (unaudited)
(In thousands)

	Three Months Ended
	April 30, 2015	April 30, 2014
Revenue:
Rental revenue	$61,853	$63,002
Sales revenue	4,943	6,160
Service revenue	11,973	10,207
Total revenue	78,769	79,369
Operating expenses:
Employee related expenses	31,264	26,670
Rental expenses	10,460	11,234
Repair and maintenance	2,954	3,650
Cost of goods sold	2,985	3,603
Facility expenses	7,428	6,600
Professional fees	874	1,603
Management fees	140	149
Other operating expenses	4,198	4,322
Depreciation and amortization	16,319	17,199
Gain on sale of equipment	(521)	(399)
Impairment of long-lived assets	319	1,273
Total operating expenses	76,420	75,904
Income from operations	2,349	3,465
Other expenses:
Interest expense, net	10,471	10,524
Foreign currency exchange gain, net	(660)	(241)
Total other expenses, net	9,811	10,283
Loss before income tax benefit	(7,462)	(6,818)
Income tax benefit	(2,838)	(2,459)
Net loss	$(4,624)	$(4,359)

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Income (Loss) (unaudited)
(In thousands)

	Three Months Ended
	April 30, 2015	April 30, 2014
Net loss	$(4,624)	$(4,359)
Other comprehensive income (loss), net of tax
Unrealized gain on interest rate swap agreements, net of tax expense of $156 and $154, respectively	250	273
Change in foreign currency translation adjustments	(229)	3,309
Other comprehensive income	21	3,582
Total comprehensive loss	$(4,603)	$(777)

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended
	April 30, 2015	April 30, 2014
Operating activities
Net loss	$(4,624)	$(4,359)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts, net	245	5
Provision for excess and obsolete inventory, net	30	(24)
Share-based compensation expense	388	73
Gain on sale of equipment	(521)	(399)
Depreciation and amortization	16,319	17,199
Amortization of deferred financing costs	665	630
Deferred income taxes	(2,560)	(754)
Amortization of above-market lease	(140)	(173)
Impairment of long-lived assets	319	1,273
Changes in assets and liabilities:
Accounts receivable	819	(4,971)
Inventories	(2,012)	(2,016)
Prepaid expenses and other assets	612	1,342
Accounts payable and other liabilities	1,615	25
Net cash provided by operating activities	11,155	7,851
Investing activities
Purchases of property and equipment	(7,385)	(7,396)
Proceeds from sale of equipment	834	827
Net cash used in investing activities	(6,551)	(6,569)
Financing activities
Repayment of long-term debt	(1,041)	(1,041)
Return of capital to BakerCorp International Holdings, Inc.	—	(972)
Net cash used in financing activities	(1,041)	(2,013)
Effect of foreign currency translation on cash	(577)	(168)
Net increase (decrease) in cash and cash equivalents	2,986	(899)
Cash and cash equivalents, beginning of period	18,665	25,536
Cash and cash equivalents, end of period	$21,651	$24,637

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4,917	$4,952
Income taxes	$589	$112
Non-cash operating and financing activities:
Return of capital to BakerCorp International Holdings, Inc. related to a settlement of options for shares of common stock in BakerCorp International Holdings Inc.	$—	$(68)

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements (unaudited)

Note 1. Organization, Description of Business, and Basis of Presentation
We are a provider of liquid and solid containment solutions, operating within a specialty sector of the broader industrial services industry. Our revenue is generated by providing rental equipment, customized solutions, and a comprehensive suite of services to our customers. We provide a wide variety of steel and polyethylene temporary storage tanks, roll-off containers, pumps, filtration, pipes, hoses and fittings, shoring, and related products to a broad range of customers for a number of applications. Tank and roll-off container applications include the storage of water, chemicals, waste streams, and solid waste. Pump applications include the pumping of groundwater, municipal waste, and other fluids. Filtration applications include the separation of various solids from liquids. We have branches within 24 states in the United States as well as branches in Canada, France, Germany, the Netherlands, the United Kingdom and Poland. For reporting purposes, a branch is defined as a location with at least one employee. As used herein, the terms “Company,” “we,” “us,” and “our” refer to BakerCorp International, Inc. and its subsidiaries, unless the context indicates to the contrary.

Basis of Presentation
The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended January 31, 2015, included in our 2015 Annual Report on Form 10-K filed with the SEC on April 20, 2015, referred to as our 2015 Annual Report. Certain prior-period amounts have been reclassified to conform to the current financial presentation.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three months ended April 30, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Note 2. Accounting Pronouncements
Recently Issued Accounting Pronouncements
In April 2015, the FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU No. 2015-05”). ASU No. 2015-05 amends ASC 350, “Intangibles - Goodwill and Other.” The amendments provide guidance as to whether a cloud computing arrangement includes a software license and, based on that determination, how to account for such arrangements. The amendments may be applied on either a prospective or retrospective basis. The provisions are effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 31, 2016. Early adoption is permitted. We are currently evaluating the impact that the adoption of these provisions will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”). ASU No. 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The update requires retrospective application and represents a change in accounting principle. The standard is effective for nonpublic entities for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. Other than the revised balance sheet presentation of debt issuance costs from an asset to a deduction from the carrying amount of the debt liability and related disclosures, the adoption of ASU 2015-03 is not expected to have an impact on our consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU No. 2015-01”). ASU No. 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. ASU No. 2015-01 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted, provided that the guidance is applied from the beginning of the fiscal year of adoption. The guidance may be applied prospectively or retrospectively. We do not believe the adoption of ASU No. 2015-01 will have a significant impact to our consolidated financial statements.

During August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40)-Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We do not believe the adoption of this update will have a significant impact to our consolidated financial statements.

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

During May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 will require companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires companies to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. The update allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements. A decision about which method to use will affect a company’s implementation plans. The standard is effective for non-public entities for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the impact the adoption of ASU No. 2014-09 will have on our consolidated financial statements.

Note 3. Changes in Accumulated Other Comprehensive Loss

The following table includes the components of accumulated other comprehensive loss, net of tax, for the three months ended April 30, 2015:

(In thousands)	Unrealized Loss on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Balance at January 31, 2015	$(1,676)	$(34,098)	$(35,774)
Other comprehensive income (loss) before reclassifications	250	(229)	21
Net other comprehensive income (loss)	250	(229)	21
Balance at April 30, 2015	$(1,426)	$(34,327)	$(35,753)
(1)     Unrealized income on interest rate swap agreements is net of tax expense of $156 for the three months ended April 30, 2015.

The following table includes the components of accumulated other comprehensive loss, net of tax, for the three months ended April 30, 2014:

(In thousands)	Unrealized Loss on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Balance at January 31, 2014	$(2,461)	$(8,247)	$(10,708)
Other comprehensive income before reclassifications	273	3,309	3,582
Net other comprehensive income	273	3,309	3,582
Balance at April 30, 2014	$(2,188)	$(4,938)	$(7,126)
(1)     Unrealized income on interest rate swap agreements is net of tax benefit of $154 for the three months ended April 30, 2014.

Note 4. Inventories, Net

Inventories, net consisted of the following on April 30, 2015 and January 31, 2015:

(In thousands)	April 30, 2015	January 31, 2015
Finished goods	$5,478	$4,733
Work-in-process	544	595
Components	3,994	2,672
Less: inventory reserve	(693)	(663)
Inventories, net	$9,323	$7,337

Note 5. Property and Equipment, Net

Property and equipment, net consisted of the following on April 30, 2015:

(In thousands)	Cost	Accumulated Depreciation	Net Carrying Amount
Assets held for rent:
Secondary containment	$4,634	$(3,401)	$1,233
Boxes	27,507	(10,717)	16,790
Filtration	10,261	(4,461)	5,800
Generators and light towers	275	(241)	34
Pipes, hoses and fittings	17,262	(12,232)	5,030
Non-steel containment	7,116	(1,797)	5,319
Pumps	54,114	(26,410)	27,704
Shoring	4,060	(2,701)	1,359
Steel containment	334,157	(63,579)	270,578
Tank trailers	1,856	(1,380)	476
Construction in progress	3,119	—	3,119
Total assets held for rent	464,361	(126,919)	337,442
Assets held for use:
Leasehold improvements	3,352	(1,910)	1,442
Machinery and equipment	37,481	(21,684)	15,797
Office furniture and equipment	5,708	(3,895)	1,813
Software	9,660	(3,868)	5,792
Construction in progress	1,315	—	1,315
Total assets held for use	57,516	(31,357)	26,159
Total	$521,877	$(158,276)	$363,601

Property and equipment, net consisted of the following on January 31, 2015:

(In thousands)	Cost	Accumulated Depreciation	Net Carrying Amount
Assets held for rent:
Secondary containment	$4,594	$(3,212)	$1,382
Boxes	26,318	(10,061)	16,257
Filtration	9,903	(4,159)	5,744
Generators and light towers	279	(230)	49
Pipes, hoses and fittings	16,677	(11,994)	4,683
Non-steel containment	6,851	(1,668)	5,183
Pumps	52,804	(24,742)	28,062
Shoring	4,068	(2,670)	1,398
Steel containment	331,940	(59,258)	272,682
Tank trailers	1,856	(1,303)	553
Construction in progress	5,890	—	5,890
Total assets held for rent	461,180	(119,297)	341,883
Assets held for use:
Leasehold improvements	3,001	(1,786)	1,215
Machinery and equipment	35,949	(20,440)	15,509
Office furniture and equipment	5,439	(3,626)	1,813
Software	7,163	(3,247)	3,916
Construction in progress	3,963	—	3,963
Total assets held for use	55,515	(29,099)	26,416
Total	$516,695	$(148,396)	$368,299

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related carrying value of the asset to its estimated fair value.

During the three months ended April 30, 2015, we reassessed our plans for the usage of an internally developed software and decided to shift to a different platform which will provide the same services at a lower maintenance cost. We wrote down the value of the internally developed software as no future benefits were expected to be realized. Consequently, during the three months ended April 30, 2015, we recorded an impairment charge of $0.3 million in our North American segment, which represented the remaining net book value of the internally developed software.

Depreciation and amortization expense related to property and equipment for the three months ended April 30, 2015 and April 30, 2014 was $12.2 million and $13.1 million, respectively.

Note 6. Goodwill and Other Intangible Assets, Net

Goodwill

Goodwill by reportable segment and reporting units on April 30, 2015 and January 31, 2015 and the changes in the carrying amount of goodwill during the three months ended April 30, 2015 were the following:

(In thousands)	North America	Europe	Total
Balance at January 31, 2015	$257,052	$52,662	$309,714
Adjustments (1)	—	(329)	(329)
Balance at April 30, 2015	$257,052	$52,333	$309,385

(1)	The adjustments to goodwill were the result of fluctuations in foreign currency exchange rates used to translate the balance into U.S. dollars.

Other Intangible Assets, Net

The components of other intangible assets, net on April 30, 2015 and January 31, 2015 were the following:

	April 30, 2015			January 31, 2015
(In thousands)	Gross (1)	Accumulated Amortization	Net	Gross (1)	Accumulated Amortization	Net
Carrying amount:
Customer relationships (25 years)	$401,290	$(62,869)	$338,421	$401,403	$(58,873)	$342,530
Customer backlog (2 years)	200	(200)	—	200	(120)	80
Developed technology (11 years)	1,645	(208)	1,437	1,647	(171)	1,476
Trade name (Indefinite)	86,085	—	86,085	86,137	—	86,137
Total carrying amount	$489,220	$(63,277)	$425,943	$489,387	$(59,164)	$430,223

(1)
The decrease in the gross intangible assets balance on April 30, 2015 compared to January 31, 2015 was the result of fluctuations in the foreign currency exchange rates used to translate foreign intangible asset balances into U.S. dollars.

Amortization expense related to intangible assets for the three months ended April 30, 2015 and April 30, 2014 was $4.1 million and $4.1 million, respectively. Estimated amortization expense for the fiscal periods ending January 31 is as follows:

(In thousands)	Estimated Amortization Expense
Remainder of the fiscal year ending January 31, 2016	$16,202
2017	16,202
2018	16,202
2019	16,202
2020	16,202
Thereafter	258,848
Total	$339,858

Note 7. Accrued Expenses
Accrued expenses consisted of the following:

(In thousands)	April 30, 2015	January 31, 2015
Accrued compensation	$9,230	$11,732
Accrued insurance	29	29
Accrued interest	8,243	3,350
Accrued professional fees	411	382
Accrued taxes	3,718	4,011
Accrued above market lease liability	223	325
Other accrued expenses	736	560
Total accrued expenses	$22,590	$20,389

Note 8. Fair Value Measurements

Instruments Measured at Fair Value on a Recurring Basis
Instruments measured at fair value on a recurring basis are summarized below:

		April 30, 2015
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liabilities	$2,319	$—	$2,319	$—
Share-based compensation liability	2,712	—	—	2,712
Total	$5,031	$—	$2,319	$2,712

		January 31, 2015
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liabilities	$2,725	$—	$2,725	$—
Share-based compensation liability	2,836	—	—	2,836
Total	$5,561	$—	$2,725	$2,836

As discussed in Note 10, “Derivatives,” we had interest rate swap contracts with a total notional principal of $221.0 million outstanding on April 30, 2015. The fair value of interest rate swap contracts is calculated based on the fixed rate, notional principal, settlement date, present value of the future cash flows, terms of the agreement, and future floating interest rates as determined by a future interest rate yield curve. Our interest rate swap contracts are recorded at fair value utilizing Level 2 inputs such as trade data, broker/dealer quotes, observable market prices for similar securities, and other available data. Although readily observable data is utilized in the valuations, different valuation methodologies could have an effect on the estimated fair value. Accordingly, the inputs utilized to determine the fair value of the interest rate swap contracts are categorized as Level 2. During the three months ended April 30, 2015, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.

On April 30, 2015 and January 31, 2015, the weighted average fixed interest rate of our interest rate swap contracts were 2.1% and 2.1%, respectively, and the weighted average remaining life was 1.2 years and 1.5 years, respectively. Interest expense related to our interest rate swap contracts during the three months ended April 30, 2015 and April 30, 2014 was $0.5 million and $0.5 million, respectively.

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

•	Risk-Free Rate - The risk-free interest rate was based on the U.S. Treasury yield with a maturity date closest to the expiration date of the stock option grant.

We determined that a +/-10% change in the above assumptions would have a $0.5 million increase or decrease to our reported net loss for the three months ended April 30, 2015.

The following table provides a reconciliation of the beginning and ending balance of our share-based compensation liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended April 30, 2015:

Three Months Ended April 30, 2015
Level 3
(In thousands)	Share-based Compensation Liability
Beginning balance on January 31, 2015	$2,836
Total income included in operating expense	(124)
Ending balance on April 30, 2015	$2,712

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
Our long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes. The fair value of our long-term debt is estimated based on the latest sales price for similar instruments obtained from a third party (Level 2 inputs). On April 30, 2015 and January 31, 2015, the fair values of our senior notes and senior term loan were $208.8 million and $396.7 million, respectively, and $182.4 million and $380.2 million, respectively.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
We reduce the carrying amounts of our goodwill, intangible assets, and long-lived assets to fair value when held for sale or determined to be impaired. The categorization of the fair value of the assets is considered Level 3 due to the subjective nature of the unobservable inputs utilized. See Note 5 for discussion of fair value measurements of long-lived assets.

Note 9. Debt
On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility ($45.0 million available on April 30, 2015) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”).

Long-term debt consisted of the following:

(In thousands)	April 30, 2015	January 31, 2015
Senior term loan (LIBOR margin of 3.0%, and interest rate of 4.25%)	$410,025	$411,066
Revolving loan	—	—
Senior unsecured notes	240,000	240,000
Total debt	650,025	651,066
Less deferred financing costs	(10,930)	(11,545)
Total debt less deferred financing costs	639,095	639,521
Less current portion (net of current portion of deferred financing costs of $2,583 and $2,543, respectively)	(1,580)	(1,618)
Long-term debt, net of current portion (net of long-term portion of deferred financing costs of $8,347 and $9,002, respectively)	$637,515	$637,903

Credit Facility
On February 7, 2013, we entered into a first amendment to our Credit Facility (the “First Amendment”), to refinance our Credit Facility. Pursuant to the First Amendment, we borrowed $384.2 million of term loans (the “Amended Term Loan”) to refinance a like amount of term loans (the “Original Term Loan”) under the Credit Facility. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin, subject to a LIBOR floor of 1.25%. The LIBOR margin applicable to the Amended Senior Term Loan is 3.00%, which is 0.75% less than the LIBOR margin applicable to the Original Term Loan. In addition, pursuant to the First Amendment, among other things, (i) the Senior Term Loan maturity date was extended to February 7, 2020, provided that the maturity will be March 2, 2019 if the Amended Senior Term Loan is not repaid or refinanced on or prior to March 2, 2019, (ii) the Revolving Credit Facility maturity date was extended to February 7, 2018, and (iii) we obtained increased flexibility with respect to certain covenants and restrictions relating to our ability to incur additional debt, make investments, debt prepayments, and acquisitions. Principal on the Senior Term Loan is payable in quarterly installments of $1.0 million. Furthermore, the excess cash flow prepayment requirement is in effect until the maturity date.
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

The Credit Facility, as amended in February 2013 and November 2013, places certain limitations on our (and all of our U.S. subsidiaries’) ability to incur additional indebtedness, pay dividends or make other distributions, repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, utilize assets as security in other transactions, and sell certain assets or merge with or into other companies. In addition, under the Credit Facility, we may be required to satisfy and maintain a total leverage ratio if there is an outstanding balance on the revolving loan of 25% or more of the committed amount on any quarter end.

On April 30, 2015, we did not have an outstanding balance on the revolving loan; therefore, on April 30, 2015, we were not subject to a leverage test. Additionally, on April 30, 2015, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

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

Interest and Fees
Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. We amortized $0.7 million and $0.6 million of deferred financing costs during three months ended April 30, 2015 and April 30, 2014, respectively.
Interest and fees related to our Credit Facility and the Notes were as follows:

	Three Months Ended
(In thousands)	April 30, 2015	April 30, 2014
Credit Facility interest and fees(1)	$4,750	$4,783
Notes interest and fees (2)	5,240	5,215
Total interest and fees	$9,990	$9,998
(1)    Interest on the Amended Senior Term Loan is payable quarterly based upon an interest rate of 4.25%.
(2)    Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt
On April 30, 2015, the schedule of minimum required principal payments relating to the Amended Senior Term Loan and the Notes for each of the twelve months ending January 31 are due according to the table below:

(In thousands)	Principal Payments on Debt
Remainder of the fiscal year ending January 31, 2016	$3,122
2017	4,163
2018	4,163
2019	4,163
2020	634,414
Total	$650,025

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

The fair value of the potential termination obligations related to our interest rate swaps, which were recorded within the “Fair value of interest rate swap liabilities” caption of our consolidated condensed balance sheets, were as follows:

(In thousands)	Notional Amount	Interest Rate	April 30, 2015	January 31, 2015
Interest rate swaps effective July 2011, expires July 2016 (1)	150,000	2.346%	2,021	2,380
Interest rate swap, effective July 2014, expires July 2016 (1)(2)	71,000	1.639%	298	345
			$2,319	$2,725

(1)	These interest rate swaps require a fixed rate of interest in exchange for a variable interest rate based on a three-month LIBOR, subject to a 1.25% floor.

(2)	The $71.0 million notional amount will be reduced to $64.0 million on July 31, 2015, before it terminates on July 29, 2016.

The interest rate swap agreements have been designated as cash flow hedges of our interest rate risk and recorded at estimated fair values on April 30, 2015 and January 31, 2015. The fair value of the interest rate hedges reflect the estimated amount that we would receive or pay to terminate the contracts at each reporting date (See Note 8, “Fair Value Measurements”).

We determined that the interest rate swap agreements are highly effective in offsetting future variable interest payments associated with the hedged portion of our term loans. During the three months ended April 30, 2015, no ineffectiveness was recorded into current period earnings. We do not expect to reclassify any material amount from OCI into earnings within the next 12 months.

The effective portion of the unrealized gain (loss) recognized in OCI for our derivative instruments designated as cash flow hedges was as follows:

	Three Months Ended
(In thousands)	April 30, 2015	April 30, 2014
Unrealized gain, before income tax expense	$406	$427
Income tax expense	156	154
Total	$250	$273

Note 11. Income Taxes
The income tax benefit for the three months ended April 30, 2015 and April 30, 2014 is based on the estimated effective tax rate for the entire fiscal year. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as our estimates of pre-tax income and loss for the year fluctuate, including changes in the geographic mix of pre-tax income and loss.

The effective income tax rates for the three months ended April 30, 2015 and April 30, 2014 were a benefit of 38.0% and 36.1%, respectively. The effective tax rates differ from the U.S. federal statutory rate primarily due to income taxed in foreign jurisdictions, state taxes, non-deductible meals and entertainment expenses, and discrete items. The difference in effective income tax rates for the three months ended April 30, 2015 and April 30, 2014 primarily relates to a change in the estimated forecast of pre-tax book income and loss for each respective jurisdiction and discrete items related to excess shortfalls associated with the exercise, cancellation and expiration of stock options.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized. The majority of our deferred tax assets relate to federal net operating loss carry-forwards. Management believes we will realize the benefit of existing deferred tax assets based on the scheduled reversal of U.S. deferred tax liabilities, related to depreciation and amortization expenses not deductible for tax purposes, which is ordinary income and therefore of the same character as the temporary differences giving rise to the deferred tax assets. This reversal will occur in substantially similar time periods and in the same jurisdictions as the deferred tax assets. As such, the deferred tax liabilities are considered a source of income sufficient to support our U.S. deferred tax assets; therefore, a valuation allowance is not required on April 30, 2015.

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

Note 12. Stockholder’s Equity

Share-based Compensation
During June 2011, BakerCorp International Holdings (“BCI Holdings”) adopted a share-based compensation plan, the BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). On September 12, 2013, the BCI Holdings’ Board of Directors amended the 2011 Plan by resolution to increase the number of shares of BCI Holdings common stock authorized for issuance under the 2011 Plan to 1,001,339 shares. On April 30, 2015, there were 135,004 shares available for grant. The amended 2011 Plan permits the granting of BCI Holdings stock options, nonqualified stock options and restricted stock to eligible employees and non-employee directors and consultants.

The following table summarizes stock option activity during the three months ended April 30, 2015:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)(1)	Weighted Average Term Remaining (in years)	Weighted Average Grant Date Fair Value
Outstanding, January 31, 2015	886,209	$201.22	$6,330	7.6
Granted	5,000	$176.00			$35.79
Exercised	—	$—	$—
Forfeited/cancelled/expired	(1,254)	$175.12
Outstanding, April 30, 2015	889,955	$201.12	$5,589	7.3
Vested and expected to vest, April 30, 2015	428,167	$148.91	$5,577	6.2
Exercisable, April 30, 2015	280,760	$133.45	$5,475	5.4

(1)
Aggregate intrinsic value in the table above represents the total pre-tax value that option holders would have received had all option holders exercised their options on April 30, 2015. The aggregate intrinsic value is the difference between the estimated fair market value of the BCI Holdings common stock at the end of the period and the option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of the BCI Holdings common stock.

As of April 30, 2015, there was $4.3 million of unrecognized pre-tax share-based compensation expense, excluding the options granted to the CEO, related to non-vested stock options, which we expect to recognize over a weighted average period of 3.1 years. The total fair value of options vested during the three months ended April 30, 2015 and April 30, 2014 is $0.6 million and $0.6 million, respectively. On April 30, 2015, the total unrecognized share-based compensation expense for the CEO’s options was $10.6 million. During the three months ended April 30, 2015, we did not recognize any share-based compensation expense related to the CEO’s options.

The share-based compensation expense included within employee related expenses in our consolidated statement of operations was the following:

	Three Months Ended
(In thousands)	April 30, 2015	April 30, 2014
Non-cash share-based compensation expense (1)	$388	$73

(1)
During the three months ended April 30, 2015 and April 30, 2014, we remeasured certain options classified as liability awards and recorded a decrease to non-cash share-based compensation expense of $0.1 million and $0.5 million, respectively.

The fair value of BCI Holdings stock options issued and classified as equity awards was determined using the Black-Scholes options pricing model utilizing the following weighted-average assumptions for each respective period:

	Three Months Ended
	April 30, 2015	April 30, 2014
Expected volatility	45%	50%
Expected dividends	—%	—%
Expected term	6.4 years	6.6 years
Risk-free interest rate	1.6%	2.2%

Liability Awards

We account for certain option awards as liability awards, as we determined cash settlement upon exercise is probable. We remeasured the fair value of these options on April 30, 2015 and decreased our liability to $2.7 million from the $2.8 million recognized on January 31, 2015. The quarterly re-measurement resulted in a decrease to our non-cash share-based compensation expense of $0.1 million during the three months ended April 30, 2015.

The fair value of BCI Holdings stock options accounted for as liability awards were determined using the Black-Scholes option pricing model utilizing the following assumption for each respective period:

	Three Months Ended
	April 30, 2015	April 30, 2014
Expected volatility	50%	50%
Expected dividends	—%	—%
Expected term	3.0 years	3.5 years
Risk-free interest rate	0.9%	1.1%

Note 13. Segment Reporting

We conduct our operations through entities located in the United States, Canada, France, Germany, the Netherlands, the United Kingdom and Poland. We transact business using the local currency within each country where we perform the service or provide the rental equipment.

Our operating and reportable segments are North America and Europe. Within each operating segment, there are common customers, common pricing structures, the ability and history of sharing equipment and resources, operational compatibility, commonality among regulatory environments, and relative geographic proximity. Our operating segments consist of the following:

•	the North American segment consists of branches located in the United States and Canada that provide equipment and services suitable across both of these North American countries.

•	the European segment consists of branches located in France, Germany, the Netherlands, the United Kingdom and Poland that provide equipment and services to customers in a number of European countries.

Selected statement of operations information for our reportable segments is the following:

	Three Months Ended
(In thousands)	April 30, 2015	April 30, 2014
Revenue
United States	$69,711	$70,334
Other North America	1,567	1,642
North America	71,278	71,976
Europe	7,491	7,393
Total revenue	$78,769	$79,369
Depreciation and amortization
North America	$15,200	$15,951
Europe	1,119	1,248
Total depreciation and amortization	$16,319	$17,199
Interest expense, net
North America	$10,471	$10,524
Europe	—	—
Total interest expense, net	$10,471	$10,524
Income tax (benefit) expense
North America	$(3,000)	$(2,394)
Europe	162	(65)
Total income tax benefit	$(2,838)	$(2,459)
Net (loss) income
North America (1)	$(6,807)	$(5,079)
Europe (1)	2,183	720
Total net loss	$(4,624)	$(4,359)

(1)	During the three months ended April 30, 2015 and April 30, 2014, we included $1.1 million and $1.0 million, respectively, of intersegment expense allocations from North America to Europe.

Total asset and long-lived asset information is the following:

(In thousands)	April 30, 2015	January 31, 2015
Total assets
United States	$1,085,727	$1,093,824
Other North America	11,979	10,707
North America	1,097,706	1,104,531
Europe	114,201	113,322
Total assets	$1,211,907	$1,217,853
Long-lived assets
United States	$302,191	$307,655
Other North America	13,309	12,295
North America	315,500	319,950
Europe	48,101	48,349
Total long-lived assets	$363,601	$368,299

Note 14. Related Party Transactions

From time to time, we may enter into transactions with related parties. We believe that such transactions have terms consistent with terms offered in the ordinary course of business. The accounting policies that we apply to our transactions with related parties are consistent with those applied in transactions with independent third parties.

Pursuant to a professional services agreement between us and Permira Advisers L.L.C. (the “Sponsor”), we agreed to pay the Sponsor an annual management fee of $0.5 million, payable quarterly, plus reasonable out-of-pocket expenses, in connection with the planning, strategy, and oversight support provided to management. We recorded aggregate management fees and expenses to the Sponsor of $0.1 million and $0.1 million during three months ended April 30, 2015 and April 30, 2014, respectively.

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

Immaterial Error Corrections
During the fourth quarter of fiscal year 2015, we identified errors related to our previously reported condensed consolidating cash flows presented in our notes to the consolidated financial statements. In accordance with Accounting Standards Codification Topic No. 250, “Accounting Changes and Error Corrections” (“ASC No. 250”), we evaluated the materiality of the errors from quantitative and qualitative perspectives and concluded that the errors were not material to any of our prior period financial statements. In accordance with ASC No. 250, we adjusted for these errors by revising our condensed consolidating statements of cash flows for the three months ended April 30, 2014. There was no effect on the consolidated financial statements other than the notes to the consolidated financial statements as disclosed below. The effect of the immaterial error corrections on the condensed consolidating statements of cash flows for the three months ended April 30, 2014 is summarized below.

(in thousands)	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
For the Three Months Ended April 30, 2014
Net cash flows (used in) provided by operating activities as previously reported	$6,121	$14,354	$(1,030)	$(11,594)	$7,851
Adjustments:
Equity in net earnings of subsidiaries, net of taxes	(10,824)	(770)	—	11,594	—
Net cash flows (used in) provided by operating activities as adjusted	(4,703)	13,584	(1,030)	—	7,851
Net cash flows used in investing activities as previously and currently reported (no change)	—	(6,226)	(343)	—	(6,569)
Net cash flows (used in) provided by financing activities as previously reported	(6,130)	(10,119)	3,273	10,963	(2,013)
Adjustments:
Intercompany investments and loans	10,824	770	—	(11,594)	—
Net cash flows provided by (used in) financing activities as adjusted	4,694	(9,349)	3,273	(631)	(2,013)
Effect of foreign currency translation on cash as previously and currently reported (no change)	9	—	(808)	631	(168)
Net change in cash and cash equivalents as previously and currently reported (no change)	$—	$(1,991)	$1,092	$—	$(899)

Condensed Consolidating Balance Sheet
April 30, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$15,597	$6,054	$—	$21,651
Accounts receivable, net	—	59,473	10,334	—	69,807
Inventories, net	—	9,228	95	—	9,323
Prepaid expenses and other current assets	276	2,315	2,663	—	5,254
Deferred tax assets	—	5,776	—	—	5,776
Total current assets	276	92,389	19,146	—	111,811
Property and equipment, net	—	302,191	61,410	—	363,601
Goodwill	—	257,052	52,333	—	309,385
Other intangible assets, net	—	402,217	23,726	—	425,943
Deferred tax assets	32,595	51,768	186	(84,549)	—
Deferred financing costs, net	594	—	—	—	594
Other long-term assets	—	426	147	—	573
Investment in subsidiaries	575,875	111,886	—	(687,761)	—
Total assets	$609,340	$1,217,929	$156,948	$(772,310)	$1,211,907
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$65	$19,062	$1,391	$—	$20,518
Accrued expenses	8,249	12,082	2,259	—	22,590
Current portion of long-term debt, net	1,580	—	—	—	1,580
Intercompany balances	(380,500)	347,803	32,697	—	—
Total current liabilities	(370,606)	378,947	36,347	—	44,688
Long-term debt, net of current portion	637,515	—	—	—	637,515
Deferred tax liabilities	1,955	258,310	8,664	(84,549)	184,380
Fair value of interest rate swap liabilities	2,319	—	—	—	2,319
Share-based compensation liability	—	2,712	—	—	2,712
Other long-term liabilities	—	2,085	51	—	2,136
Total liabilities	271,183	642,054	45,062	(84,549)	873,750
Total shareholder’s equity	338,157	575,875	111,886	(687,761)	338,157
Total liabilities and shareholder’s equity	$609,340	$1,217,929	$156,948	$(772,310)	$1,211,907

Condensed Consolidating Balance Sheet
January 31, 2015
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$14,407	$4,258	$—	$18,665
Accounts receivable, net	—	61,640	9,118	—	70,758
Inventories, net	—	7,333	4	—	7,337
Prepaid expenses and other current assets	227	2,313	3,365	—	5,905
Deferred tax assets	—	5,776	—	—	5,776
Total current assets	227	91,469	16,745	—	108,441
Property and equipment, net	—	307,655	60,644	—	368,299
Goodwill	—	257,052	52,662	—	309,714
Other intangible assets, net	—	406,160	24,063	—	430,223
Deferred tax assets	31,762	50,198	176	(82,136)	—
Deferred financing costs, net	635	—	—	—	635
Other long-term assets	—	396	145	—	541
Investment in subsidiaries	576,966	110,967	—	(687,933)	—
Total assets	$609,590	$1,223,897	$154,435	$(770,069)	$1,217,853
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$56	$19,887	$1,246	$—	$21,189
Accrued expenses	3,359	14,483	2,547	—	20,389
Current portion of long-term debt, net	1,618	—	—	—	1,618
Intercompany balances	(380,274)	349,296	30,978	—	—
Total current liabilities	(375,241)	383,666	34,771	—	43,196
Long-term debt, net of current portion	637,903	—	—	—	637,903
Deferred tax liabilities	1,955	258,309	8,652	(82,136)	186,780
Fair value of interest rate swap liabilities	2,725	—	—	—	2,725
Share-based compensation liability	—	2,836	—	—	2,836
Other long-term liabilities	—	2,120	45	—	2,165
Total liabilities	267,342	646,931	43,468	(82,136)	875,605
Total shareholder’s equity	342,248	576,966	110,967	(687,933)	342,248
Total liabilities and shareholder’s equity	$609,590	$1,223,897	$154,435	$(770,069)	$1,217,853

Condensed Consolidating Statement of Operations
For the Three Months Ended April 30, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$69,710	$9,059	$—	$78,769
Operating expenses:
Employee related expenses	36	28,192	3,036	—	31,264
Rental expense	—	9,556	904	—	10,460
Repair and maintenance	—	2,753	201	—	2,954
Cost of goods sold	—	2,912	73	—	2,985
Facility expense	7	6,720	701	—	7,428
Professional fees	9	784	81	—	874
Management fees	—	140	—	—	140
Other operating expenses	135	2,472	1,591	—	4,198
Depreciation and amortization	—	14,890	1,429	—	16,319
Gain on sale of equipment	—	(506)	(15)	—	(521)
Impairment of long-lived assets	—	319	—	—	319
Total operating expenses	187	68,232	8,001	—	76,420
(Loss) income from operations	(187)	1,478	1,058	—	2,349
Other expenses:
Interest expense, net	10,465	6	—	—	10,471
Foreign currency exchange gain, net	—	(286)	(374)	—	(660)
Total other expenses, net	10,465	(280)	(374)	—	9,811
(Loss) income before income tax (benefit) expense	(10,652)	1,758	1,432	—	(7,462)
Income tax (benefit) expense	(989)	(1,973)	124	—	(2,838)
(Loss) income before equity in net earnings of subsidiaries	(9,663)	3,731	1,308	—	(4,624)
Equity in net earnings of subsidiaries	5,039	1,308	—	(6,347)	—
Net (loss) income	$(4,624)	$5,039	$1,308	$(6,347)	$(4,624)

Condensed Consolidating Statement of Operations
For the Three Months Ended April 30, 2014 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$70,396	$8,973	$—	$79,369
Operating expenses:
Employee related expenses	43	23,633	2,994	—	26,670
Rental expense	—	10,423	811	—	11,234
Repair and maintenance	—	3,385	265	—	3,650
Cost of goods sold	—	3,596	7	—	3,603
Facility expense	5	5,746	849	—	6,600
Professional fees	44	1,490	69	—	1,603
Management fees	—	149	—	—	149
Other operating expenses	178	2,675	1,469	—	4,322
Depreciation and amortization	—	15,683	1,516	—	17,199
Gain on sale of equipment	—	(658)	259	—	(399)
Impairment of long-lived assets	—	789	484	—	1,273
Total operating expenses	270	66,911	8,723	—	75,904
(Loss) income from operations	(270)	3,485	250	—	3,465
Other expenses:
Interest expense (income), net	10,468	58	(2)	—	10,524
Foreign currency exchange gain, net	—	(188)	(53)	—	(241)
Total other expenses, net	10,468	(130)	(55)	—	10,283
(Loss) income before income tax benefit	(10,738)	3,615	305	—	(6,818)
Income tax benefit	(967)	(1,412)	(80)	—	(2,459)
(Loss) income before equity in net earnings of subsidiaries	(9,771)	5,027	385	—	(4,359)
Equity in net earnings of subsidiaries	5,412	385	—	(5,797)	—
Net (loss) income	$(4,359)	$5,412	$385	$(5,797)	$(4,359)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Three Months Ended April 30, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(4,624)	$5,039	$1,308	$(6,347)	$(4,624)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $156	250	—	—	—	250
Change in foreign currency translation adjustments	—	—	(229)	—	(229)
Other comprehensive income (loss)	250	—	(229)	—	21
Total comprehensive (loss) income	$(4,374)	$5,039	$1,079	$(6,347)	$(4,603)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Three Months Ended April 30, 2014 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(4,359)	$5,412	$385	$(5,797)	$(4,359)
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $154	273	—	—	—	273
Change in foreign currency translation adjustments	—	—	3,309	—	3,309
Other comprehensive income	273	—	3,309	—	3,582
Total comprehensive (loss) income	$(4,086)	$5,412	$3,694	$(5,797)	$(777)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended April 30, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(4,624)	$5,039	$1,308	$(6,347)	$(4,624)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts, net	—	234	11	—	245
Provision for excess and obsolete inventory, net	—	30	—	—	30
Share-based compensation expense	36	352	—	—	388
Gain on sale of equipment	—	(506)	(15)	—	(521)
Depreciation and amortization	—	14,890	1,429	—	16,319
Amortization of deferred financing costs	665	—	—	—	665
Impairment of long-lived assets	—	319	—	—	319
Deferred income taxes	(989)	(1,571)	—	—	(2,560)
Amortization of above market lease	—	(140)	—	—	(140)
Equity in net earnings of subsidiaries, net of taxes	(5,039)	(1,308)	—	6,347	—
Changes in assets and liabilities:
Accounts receivable	—	1,936	(1,117)	—	819
Inventories	—	(1,925)	(87)	—	(2,012)
Prepaid expenses and other assets	(59)	(33)	704	—	612
Accounts payable and other liabilities	4,901	(3,122)	(164)	—	1,615
Net cash (used in) provided by operating activities	(5,109)	14,195	2,069	—	11,155
Investing activities
Purchases of property and equipment	—	(6,331)	(1,054)	—	(7,385)
Proceeds from sale of equipment	—	765	69	—	834
Net cash used in investing activities	—	(5,566)	(985)	—	(6,551)
Financing activities
Intercompany investments and loans	6,150	(7,439)	1,120	169	—
Repayments of long-term debt	(1,041)	—	—	—	(1,041)
Return of capital to BakerCorp International Holdings, Inc.	—	—	—	—	—
Net cash provided by (used in) financing activities	5,109	(7,439)	1,120	169	(1,041)
Effect of foreign currency translation on cash	—	—	(408)	(169)	(577)
Net increase in cash and cash equivalents	—	1,190	1,796	—	2,986
Cash and cash equivalents, beginning of period	—	14,407	4,258	—	18,665
Cash and cash equivalents, end of period	$—	$15,597	$6,054	$—	$21,651

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended April 30, 2014 (unaudited)
(In thousands)

	Parent (1)	Guarantors (1)	Non- Guarantor Subsidiaries	Eliminations (1)	Total
Operating activities
Net (loss) income	$(4,359)	$5,412	$385	$(5,797)	$(4,359)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for (recovery of) doubtful accounts, net	—	125	(120)	—	5
Provision for excess and obsolete inventory, net	—	(24)	—	—	(24)
Share-based compensation expense	43	30	—	—	73
(Gain) loss on sale of equipment	—	(658)	259	—	(399)
Depreciation and amortization	—	15,683	1,516	—	17,199
Amortization of deferred financing costs	630	—	—	—	630
Impairment of long-lived assets	—	789	484	—	1,273
Deferred income taxes	(976)	383	(161)	—	(754)
Amortization of above market lease	—	(173)	—	—	(173)
Equity in net earnings of subsidiaries, net of taxes	(5,412)	(385)	—	5,797	—
Changes in assets and liabilities:
Accounts receivable	—	(6,157)	1,186	—	(4,971)
Inventories	—	(2,018)	2		(2,016)
Prepaid expenses and other current assets	(55)	1,205	192	—	1,342
Accounts payable and other liabilities	5,426	(628)	(4,773)	—	25
Net cash (used in) provided by operating activities	(4,703)	13,584	(1,030)	—	7,851
Investing activities
Purchases of property and equipment	—	(7,046)	(350)	—	(7,396)
Proceeds from sale of equipment	—	820	7	—	827
Net cash used in investing activities	—	(6,226)	(343)	—	(6,569)
Financing activities
Intercompany investments and loans	6,707	(9,349)	3,273	(631)	—
Repayment of long-term debt	(1,041)	—	—	—	(1,041)
Return of capital to BakerCorp International Holdings, Inc.	(972)	—	—	—	(972)
Net cash provided by (used in) financing activities	4,694	(9,349)	3,273	(631)	(2,013)
Effect of foreign currency translation on cash	9	—	(808)	631	(168)
Net (decrease) increase in cash and cash equivalents	—	(1,991)	1,092	—	(899)
Cash and cash equivalents, beginning of period	—	20,930	4,606	—	25,536
Cash and cash equivalents, end of period	$—	$18,939	$5,698	$—	$24,637

(1)	Amounts have been adjusted to reflect the effect of immaterial error corrections.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis includes historical and forward-looking information that should be read in conjunction with the accompanying consolidated condensed financial statements included in this quarterly report and our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2015. The following tables show our selected consolidated historical financial data for the stated periods. The financial information presented may not be indicative of our future performance. The following discussion and analysis provides information we believe is relevant to assess and understand our consolidated results of operations and financial condition. The discussion includes the following:

•	Overview;

•	Results of Operations;

•	Liquidity and Capital Resources; and

•	Critical Accounting Policies, Estimates, and Judgments.

Overview

Business
We are a provider of liquid and solid containment solutions operating within the specialty sector of the broader industrial services industry. We provide equipment rental, service and sales to our customers through a solution-oriented approach often involving multiple products. We provide our containment solutions within the United States through a national network with the capability to serve customers in all 50 states as well as a growing number of international locations in Europe and Canada. We maintain one of the largest and most diverse liquid and solid containment rental fleets in the industry consisting of more than 24,500 units, including steel tanks, polyethylene tanks, modular tanks, roll-off boxes, pumps, pipes, hoses and fittings, filtration units, tank trailers, berms, and trench shoring equipment.

We serve customers in over 15 industries, including oil and gas, industrial and environmental services, environmental remediation, construction, chemicals, transportation, power, and municipal works. During the three months ended April 30, 2015, no single customer accounted for more than 10% of our total revenue.

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

•	Evaluate the branch and product line structure and profitability to determine whether customers at certain locations may be served in a more profitable manner.

Geographic Operating Performance

Our branches and employees by reportable segment on April 30, 2015 and April 30, 2014 were the following:

	April 30, 2015	April 30, 2014	Change
Branches:
Number of branches-North American Segment (1)	52	68	(16)
Number of branches-European Segment	12	11	1
Total branches	64	79	(15)
Employees:
Number of employees-North American Segment	923	888	35
Number of employees-European Segment	113	83	30
Total employees	1,036	971	65

(1)
Of the total decrease of 16 branches in the North American Segment from 68 as of April 30, 2014 to 52 as of April 30, 2015, 14 branches were consolidated into other branches for reporting purposes and 2 branches were closed.

Our operations are managed from our corporate headquarters, which is located in Plano, Texas. The majority of our operations, resources, property, and equipment are located in North America, and predominantly in the United States. The United States and Canada comprise our North American segment. We had four branches in Canada on April 30, 2015. Our equipment has the capability to be utilized for multiple applications within North America. Within the U.S. and Canada we incentivize our local managers to maximize return on assets under their control and have provided systems to enable equipment and resource sharing. As a result, equipment in the U.S. and Canada is readily moved and shared by the local branch managers. The process of equipment and resource sharing within our reportable segments enables us to maximize our efficiency and respond to shifts in customer demand. On April 30, 2015, we had $315.5 million of net property and equipment located in North America.

We serve customers from our European segment from branches located in the Netherlands, Germany, France, the United Kingdom and Poland. Our European operations are headquartered in the Netherlands. Our equipment is transferred between European countries to serve customers as demand dictates. On April 30, 2015, we had $48.1 million of net property and equipment located in Europe.

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

•	Pricing – The impact of changes in pricing is measured by the increase or decline in the average daily rental rates on rental equipment that we specifically track.

•	Available Rental Fleet – The available rental fleet, as we define it, is the average number of equipment items within our fleet that we individually track.

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

Consolidated Condensed Statements of Operations (unaudited)

The following table presents our results for the three ended April 30, 2015 and April 30, 2014:

	Three Months Ended
	April 30, 2015		April 30, 2014
(In thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Rental revenue	$61,853	78.5%	$63,002	79.4%
Sales revenue	4,943	6.3%	6,160	7.8%
Service revenue	11,973	15.2%	10,207	12.8%
Total revenue	78,769	100.0%	79,369	100.0%
Operating expenses:
Employee related expenses	31,264	39.7%	26,670	33.6%
Rental expenses	10,460	13.3%	11,234	14.2%
Repair and maintenance	2,954	3.8%	3,650	4.6%
Cost of goods sold	2,985	3.8%	3,603	4.5%
Facility expenses	7,428	9.4%	6,600	8.3%
Professional fees	874	1.1%	1,603	2.0%
Management fees	140	0.2%	149	0.2%
Other operating expenses	4,198	5.3%	4,322	5.4%
Depreciation and amortization	16,319	20.7%	17,199	21.7%
Gain on sale of equipment	(521)	(0.7)%	(399)	(0.5)%
Impairment of long-lived assets	319	0.4%	1,273	1.6%
Total operating expenses	76,420	97.0%	75,904	95.6%
Income from operations	2,349	3.0%	3,465	4.4%
Other expense:
Interest expense, net	10,471	13.3%	10,524	13.3%
Foreign currency exchange gain, net	(660)	(0.8)%	(241)	(0.3)%
Total other expenses, net	9,811	12.5%	10,283	13.0%
Loss before income taxes	(7,462)	(9.5)%	(6,818)	(8.6)%
Income tax benefit	(2,838)	(3.6)%	(2,459)	(3.1)%
Net loss	$(4,624)	(5.9)%	$(4,359)	(5.5)%

Non-U.S. GAAP Financial Measures

The following is a reconciliation of our net loss to EBITDA and Adjusted EBITDA for the three and nine months ended April 30, 2015 and April 30, 2014:

	Three Months Ended
(In thousands)	April 30, 2015	April 30, 2014
Net loss	$(4,624)	$(4,359)
Interest expense, net	10,471	10,524
Income tax benefit	(2,838)	(2,459)
Depreciation and amortization	16,319	17,199
EBITDA	$19,328	$20,905
Foreign currency exchange gain, net	(660)	(241)
Financing related costs	27	45
Severance related costs	712	429
Sponsor management fees	140	149
Share-based compensation expense	388	73
Impairment of long-lived assets	319	1,273
Other (3)	846	398
Adjusted EBITDA (1)(2)(3)	$21,100	$23,031
Adjusted EBITDA margin	26.8%	29.0%

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

(3)
Beginning in the fourth quarter of fiscal year 2015, Adjusted EBITDA excludes the impact of certain foreign business taxes, which are included in “Other.” Adjusted EBITDA for the three months ended April 30, 2014 has been restated to conform to the presentation for the three months ended April 30, 2015 and includes the impact from $16,000 of additional foreign business taxes.

Results of Operations
Three Months Ended - April 30, 2015 compared to April 30, 2014

	Three Months Ended
(In thousands, except Operating Data)	April 30, 2015	April 30, 2014	$ Change		% Change
North America
Rental revenue	$55,023	$56,258	$(1,235)		(2.2)%
Sales revenue	4,936	6,160	(1,224)		(19.9)%
Service revenue	11,319	9,558	1,761		18.4%
Total North America revenue	71,278	71,976	(698)		(1.0)%
Europe
Rental revenue	6,830	6,744	86		1.3%
Sales revenue	7	—	7		N/A
Service revenue	654	649	5		0.8%
Total European revenue	7,491	7,393	98		1.3%
Total Consolidated Revenue	$78,769	$79,369	$(600)		(0.8)%

Operating Data:
North America
Average utilization (1)	55.0%	54.5%	50	bps
Average daily rental rate (2)	$31.65	$34.23	$(2.58)		(7.5)%
Average number of rental units	23,849	23,716	133		0.6%
Europe
Average utilization (1)	42.8%	39.7%	310	bps
Average daily rental rate (2)	$89.90	$123.95	$(34.05)		(27.5)%
Average number of rental units	1,327	1,230	97		7.9%
Consolidated
Average utilization (1)	54.3%	53.8%	50	bps
Average daily rental rate (2)	$34.08	$37.51	$(3.43)		(9.1)%
Average number of rental units	25,176	24,946	230		0.9%

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

Revenue

Consolidated Revenue
Total revenue decreased $0.6 million, or 0.8% from $79.4 million during the three months ended April 30, 2014 to $78.8 million during the three months ended April 30, 2015. Revenue from oil and gas customers decreased by $1.8 million, or 10.6%, during the three months ended April 30, 2015 compared to the three months ended April 30, 2014. Consolidated revenue, excluding oil and gas customers, increased by $1.2 million, or 1.9%, during the three months ended April 30, 2015 compared to the three months ended April 30, 2014 due to increases in revenue related to our construction and environmental customers, partially offset by a decrease in revenue related to our maintenance customers.

Revenue by reportable segment for three months ended April 30, 2015 is discussed in detail below.

North America
Our North American segment revenue decreased $0.7 million, or 1.0%, during the three months ended April 30, 2015 compared to the three months ended April 30, 2014. Revenue from oil and gas customers decreased by $1.7 million, or 10.3%, during the three months ended April 30, 2015 compared to the three months ended April 30, 2014. Revenue, excluding oil and gas customers, increased by $1.0 million, or 1.7%, during the three months ended April 30, 2015 compared to the three months ended April 30, 2014 due to increases in revenue related to our construction and environmental customers, partially offset by a decrease in revenue related to our maintenance customers.

Rental Revenue
Rental revenue decreased $1.2 million, or 2.2%, during the three months ended April 30, 2015 compared to the three months ended April 30, 2014. The decrease in rental revenue was primarily driven by a 7.5% decrease in average daily rental rate, partially offset by the impact from a 0.6% increase in the average number of rental units, a 50 basis point increase in average utilization, and a $0.4 million increase in re-rent revenue. The decrease in the average daily rate was negatively impacted in part from a higher portion of our rental revenue being driven by lower rental rates on equipment. The average number of rental units increased 133 units, or 0.6%, to 23,849 units during the three months ended April 30, 2015 from 23,716 units during the three months ended April 30, 2014, as we made $6.7 million of capital expenditures in our North American Segment during the three months ended April 30, 2015.

Sales Revenue
Sales revenue decreased by $1.2 million, or 19.9%, during the three months ended April 30, 2015 compared to the three months ended April 30, 2014 as a result of decreased sales of filtration equipment and media, as well as bulk item sales.

Service Revenue
Service revenue increased by $1.8 million, or 18.4%, during the three months ended April 30, 2015 compared to the three months ended April 30, 2014. The increase in service revenue was primarily driven by an increase in labor and other services performed in conjunction with projects relating to pumps.

Europe
Total revenue from our European segment increased by $0.1 million, or 1.3%, during the three months ended April 30, 2015 compared to the three months ended April 30, 2014. Excluding a $1.9 million unfavorable impact on revenue as a result of the dollar strengthening against the Euro and British Pound Sterling, revenue from our European segment increased by $2.0 million, or 27.0%, during the three months ended April 30, 2015 compared to the three months ended April 30, 2014.

Rental Revenue
Rental revenue increased by $0.1 million, or 1.3%, during the three months ended April 30, 2015 compared to the three months ended April 30, 2014. The increase in rental revenue was primarily due to a 7.9% increase in the average number of rental units and a 310 basis point increase in average utilization, partially offset by a 27.5% decrease in the average daily rate. The available number of rental units increased by 97 units to 1,327 units during the three months ended April 30, 2015 from 1,230 units during the three months ended April 30, 2014, as we continue to invest capital to improve market penetration and support our branch expansion. The decrease in the average daily rate was primarily due to the unfavorable impact from the change in foreign currency translation rates. The effect of foreign currency translation on the average daily rate was compounded by the negative impact from a higher portion of our rental revenue being driven by lower rental rates on equipment.

Sales Revenue
Sales revenue for Europe increased slightly during the three months ended April 30, 2015 compared to the three months ended April 30, 2014. As a result, sales revenue did not contribute significantly to the change in total European revenue.

Service Revenue
Service revenue for Europe increased slightly during the three months ended April 30, 2015 compared to the three months ended April 30, 2014. As a result, service revenue did not contribute significantly to the change in total European revenue.

Operating Expenses

Consolidated Operating Expenses
Total operating expenses during the three months ended April 30, 2015 increased by $0.5 million, or 0.7%, compared to the three months ended April 30, 2014. The increase was primarily attributable to increased operating expenses of $0.7 million, or 1.0%, in North America which is discussed below. The increase in North American operating expenses was partially offset by decreased operating expenses in our European segment of $0.2 million, or 3.8%, compared to the three months ended April 30, 2014. The North American and European segments do not include an allocation of all inter-segment expenses.

North America
Total operating expenses during the three months ended April 30, 2015 were $70.9 million, an increase of $0.7 million, or 1.0%, compared to the three months ended April 30, 2014. The increase was primarily attributable to the following:

•
$4.4 million increase in employee related expenses primarily due to a $2.2 million increase in payroll and payroll-related costs, a $1.1 million increase in insurance expenses, a $0.4 million increase in bonus expenses, a $0.3 million increase in severance expense, and a $0.3 million increase in share-based compensation expense. The increase in payroll and payroll-related costs was primarily driven by an increase in headcount of 35 additional employees, or 3.9%, from 888 employees on April 30, 2014 to 923 employees on April 30, 2015. The increase in insurance expense was driven by higher costs due to a change from self-insured to fully-insured health plans and the associated premium increase. The increase in bonus expense was the result of our operating results, which were closer to plan. The increase in severance expense was due to the termination of certain employees during the three months ended April 30, 2015. The increase in share-based compensation expense was due to the remeasurement of our stock options accounted for as liability awards.

•	$1.0 million increase in facility expenses due to increases in rent and property taxes of $0.2 million and $0.2 million, respectively, and various other expenses of $0.6 million.

The increases in operating expenses detailed above were partially offset by the following:

•	$0.9 million decrease within rental expenses driven by the decreases in rental revenue.

•	$0.6 million decrease in cost of goods sold driven by the decreases in sales revenue.

•	$0.8 million decrease in depreciation and amortization primarily due to assets that were fully depreciated and/or impaired since the three months ended April 30, 2014.

•	$0.8 million decrease in professional and legal fees as a result of the resolution of several legal matters during fiscal year 2015 and lower consulting costs.

•
$0.6 million decrease in repair and maintenance expenses primarily due to the reduction of certain regulatory compliance costs and refurbishment efforts during the three months ended April 30, 2014 for certain aged equipment.

•
Impairment of long-lived assets decreased by $1.0 million from $1.3 million during the three months ended April 30, 2014 to $0.3 million during the three months ended April 30, 2015. During the three months ended April 30, 2014, we wrote down certain assets by $1.3 million related to our decision to sell our wholly-owned subsidiary in Mexico. During the three months ended April 30, 2015, we reassessed our plans for the usage of an internally developed software and decided to shift to a different platform which would provide the same services at a lower maintenance cost. We wrote down the value of the internally developed software as no future benefits were expected to be realized. Consequently, during the three months ended April 30, 2015, we recorded an impairment charge of $0.3 million in our North American segment, which represented the remaining net book value of the internally developed software.

Europe
Operating expenses for the European segment during the three months ended April 30, 2015 were $5.5 million, a decrease of $0.2 million, or 3.8%, compared to the three months ended April 30, 2014. This decrease was primarily due to a decrease in the loss on sale of equipment.

 Other Expenses, Net

Consolidated
Other expenses, net during the three months ended April 30, 2015 decreased by $0.5 million, or 4.6%, to $9.8 million from $10.3 million during the three months ended April 30, 2014, primarily due to a $0.4 million increase in foreign currency exchange gains driven by the effect that unfavorable changes in the Euro exchange rate had on the revaluation of obligations denominated in British Pound Sterling.

Income Tax Benefit
Income tax benefit during the three months ended April 30, 2015 increased by $0.4 million to $2.8 million from $2.5 million during the three months ended April 30, 2014. The tax benefit increase was primarily due to a change in the estimated forecast of pre-tax book income and loss for each respective jurisdiction and discrete items related to excess shortfalls associated with the exercise, cancellation and expiration of stock options.

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

On April 30, 2015 and January 31, 2015, our cash and cash equivalents by geography were the following:

(In thousands)	April 30, 2015	January 31, 2015	$ Change	% Change
United States	$15,597	$14,407	$1,190	8.3%
Europe	5,022	3,482	1,540	44.2%
Canada	1,032	776	256	33.0%
Total cash and cash equivalents	$21,651	$18,665	$2,986	16.0%

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

We have not made long-term commitments to purchase equipment. Additionally, the period of time between when we place an order for equipment and when we begin to receive it is typically two to four months. This ordering process enables us to quickly reduce our capital spending during periods of economic slowdown. During periods of expansion, we fund our investments in equipment utilizing our cash flow from operations or borrowings. Management believes our cash flow from operations and our Credit Facility will be sufficient to fund our current operating needs and capital expenditures for at least the next 12 months.

Debt
On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”) ($45.0 million available on April 30, 2015) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”). (Refer to Note 9, “Debt” of the notes to the consolidated condensed financial statements for further details.)

Credit Facility

On February 7, 2013, we entered into a first amendment to our Credit Facility (the “First Amendment”), to refinance our Credit Facility. Pursuant to the First Amendment, we borrowed $384.2 million of term loans (the “Amended Term Loan”) to refinance a like amount of term loans (the “Original Term Loan”) under the Credit Facility. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin, subject to a LIBOR floor of 1.25%. The LIBOR margin applicable to the Amended Senior Term Loan is 3.00%, which is 0.75% less than the LIBOR margin applicable to the Original Term Loan. In addition, pursuant to the First Amendment, among other things, (i) the Senior Term Loan maturity date was extended to February 7, 2020, provided that the maturity will be March 2, 2019 if the Amended Senior Term Loan is not repaid or refinanced on or prior to March 2, 2019, (ii) the Revolving Credit Facility maturity date was extended to February 7, 2018, and (iii) we obtained increased flexibility with respect to certain covenants and restrictions relating to the Company’s ability to incur additional debt, make investments, debt prepayments, and acquisitions. Principal on the Senior Term Loan is payable in quarterly installments of $1.0 million. Furthermore, the excess cash flow prepayment requirement is in effect until the maturity date.

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

The Credit Facility, as amended in February 2013 and November 2013, places certain limitations on our (and all of our U.S. subsidiaries’) ability to incur additional indebtedness, pay dividends or make other distributions, repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, utilize assets as security in other transactions, and sell certain assets or merge with or into other companies. In addition, under the Credit Facility agreement, we may be required to satisfy and maintain a total leverage ratio not in excess of the leverage ratio specified in the table below if there is an outstanding balance on the Revolving Credit Facility of 25% or more of the committed amount on any quarter end. The total leverage ratio is calculated as our net debt (total debt less cash and cash equivalents) divided by our trailing twelve months’ adjusted EBITDA.

Fiscal Quarter Ratio for each future quarter ending:

July 2015	6.50:1.00
October 2015	6.50:1.00
Thereafter	6.00:1.00

On April 30, 2015, we did not have an outstanding balance on the revolving loan; therefore, on April 30, 2015, we were not subject to a leverage test. Additionally, on April 30, 2015, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

The Credit Facility, as amended during February 2013 and November 2013, contains certain restrictive covenants (in each case, subject to exclusions) that limit, among other things, our ability and the ability of our restricted subsidiaries to: (1) create, incur, assume, or permit to exist, any liens; (2) create, incur, assume, or permit to exist, directly or indirectly, any additional indebtedness; (3) consolidate, merge, amalgamate, liquidate, wind up, or dissolve themselves; (4) convey, sell, lease, license, assign, transfer, or otherwise dispose of assets; (5) make certain restricted payments; (6) make certain investments; (7) make any optional prepayment, repayment, or redemption with respect to, or amend or otherwise alter the terms of documents related to, certain subordinated indebtedness; (8) enter into sale leaseback transactions; (9) enter into transactions with affiliates; (10) change our fiscal year end date or the method of determining fiscal quarters; (11) enter into contracts that limit our ability to incur any lien to secure our obligations under the Credit Facility; (12) create any encumbrance or restriction on the ability of any restricted subsidiary to make certain distributions; and (13) engage in certain lines of business. The facility also contains other customary restrictive covenants. The covenants are subject to various baskets and materiality thresholds.

Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. We amortized $0.7 million and $0.6 million during the three months ended April 30, 2015 and April 30, 2014, respectively.

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

Interest and Fees
Interest and fees related to our Credit Facility and the Notes were as follows:

	Three Months Ended
(In thousands)	April 30, 2015	April 30, 2014
Credit Facility interest and fees(1)	$4,750	$4,783
Notes interest and fees (2)	5,240	5,215
Total interest and fees	$9,990	$9,998

(1)	Interest on the Credit Facility is payable quarterly based upon an interest rate of 4.25%.

(2)	Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt
On April 30, 2015, the schedule of minimum required principal payments relating to the Credit Facility and the Notes for each of the twelve months ending January 31 are due according to the table below:

(In thousands)	Principal Payments on Debt
Remainder of the fiscal year ending January 31, 2016	$3,122
2017	4,163
2018	4,163
2019	4,163
2020	634,414
Total	$650,025

Sources and Uses of Cash
Our sources and uses of cash for selected line items in our consolidated condensed statement of cash flows were as follows:

	Three Months Ended April 30, 2015
(In thousands)	April 30, 2015	April 30, 2014	$ Change
Net loss	$(4,624)	$(4,359)	$(265)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts, net	245	5	240
Provision for excess and obsolete inventory, net	30	(24)	54
Share-based compensation expense	388	73	315
Gain on sale of equipment	(521)	(399)	(122)
Depreciation and amortization	16,319	17,199	(880)
Amortization of deferred financing costs	665	630	35
Deferred income taxes	(2,560)	(754)	(1,806)
Amortization of above-market lease	(140)	(173)	33
Impairment of long-lived assets	319	1,273	(954)
Changes in assets and liabilities:
Accounts receivable	819	(4,971)	5,790
Inventories	(2,012)	(2,016)	4
Prepaid expenses and other assets	612	1,342	(730)
Accounts payable and other liabilities	1,615	25	1,590
Cash provided by operating activities	11,155	7,851	3,304
Cash used in investing activities	(6,551)	(6,569)	18
Cash used in financing activities	(1,041)	(2,013)	972
Effect of foreign currency translation on cash	(577)	(168)	(409)
Net increase (decrease) in cash and cash equivalents	$2,986	$(899)	$3,885

Cash Provided by Operating Activities
Cash flow from operations during the three months ended April 30, 2015 totaled $11.2 million, an increase of $3.3 million compared to the three months ended April 30, 2014. This increase was primarily related to the following:

•
The change in accounts receivable resulted in a $5.8 million increase to cash provided by operating activities primarily as a result of an increase in total revenue during the three months ended April 30, 2014 compared to the three months ended January 31, 2014, which resulted in a 8.4% increase in accounts receivable to $70.6 million as of April 30, 2014 from $65.1 million as of January 31, 2014. Our days-sales outstanding during the three months ended April 30, 2015 and April 30, 2014, were 81.5 and 81.9, respectively.

•
The change in accounts payable and other liabilities resulted in a $1.6 million increase to cash provided by operating activities primarily due to the timing of capital expenditures during the three months ended April 30, 2014 that were related to the prior fiscal period.

The increases above were partially offset by the following:

•	Net loss increased $0.3 million from a net loss of $4.4 million during the three months ended April 30, 2014 to a net loss of $4.6 million during the three months ended April 30, 2015.

•	The change in deferred income taxes resulted in a $1.8 million decrease in cash provided by operating activities.

•
The impairment of long-lived assets resulted in a $1.0 million decrease. See Note 5, “Property and Equipment, Net” of the notes to the consolidated condensed financial statements for further information.

•
The change in prepaids and other assets resulted in a $0.7 million decrease to cash provided by operating activities primarily as a result of lower prepaid insurance and vendor deposits as of April 30, 2014 compared to January 31, 2014.

Cash Used In Investing Activities
Cash used in investing activities consists of cash used to purchase property and equipment, partially offset by proceeds from the sale of equipment from our rental fleet. Purchases of property and equipment totaled $7.4 million and $7.4 million during the three months ended April 30, 2015 and April 30, 2014, respectively. Proceeds from equipment sales totaled $0.8 million and $0.8 million during the three months ended April 30, 2015 and April 30, 2014, respectively. We will continue to monitor our capital expenditures to support our branch expansion and to address demand in our key markets.

Cash Used In Financing Activities
Cash used in financing activities during the three months ended April 30, 2015 decreased $1.0 million compared to the three months ended April 30, 2014 primarily due to a $1.0 million return of capital to BakerCorp International Holdings, Inc. for stock options exercised during the three months ended April 30, 2014.

Effect of Exchange Rate Changes on Cash
The effect of foreign currency translation on cash resulted in a $0.6 million and $0.2 million decrease to cash and cash equivalents during the three months ended April 30, 2015 and the three months ended April 30, 2014, respectively. The Euro/USD and British Pound Sterling/USD spot rates decreased from 1.381 and 1.683, respectively, on April 30, 2014 to 1.122 and 1.543 on April 30, 2015.

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

On April 30, 2015, there were seven swap agreements with a total notional amount of $221.0 million outstanding, six with a five-year term and a notional value totaling $150.0 million with a fixed rate of 2.35%, and one with a three-year term and a notional amount totaling $71.0 million with a fixed rate of 1.64%, which will be reduced to $64.0 million on July 31, 2015, before it terminates on July 29, 2016. On April 30, 2015 and January 31, 2015, the liability recorded related to interest rate swaps was $2.3 million and $2.7 million, respectively, with no unrealized gain or loss recorded in the consolidated condensed statements of operations for the ineffective portion of the change in fair value of the interest rate swap agreements.

Contractual Obligations
There has been no material change to our contractual obligations as disclosed in our 2015 Annual Report.

Off-Balance Sheet Arrangements
    On April 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three months ended April 30, 2015 to the items that we disclosed as our critical accounting policies, estimates, and judgments included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Recent Accounting Pronouncements
Refer to Note 2, “Accounting Pronouncements” of the notes to the consolidated condensed financial statements for a discussion of new accounting guidance.

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

Impact of Foreign Currency Rate Changes
We currently have branch operations outside the United States, and our foreign subsidiaries conduct their business in local currency. Our operations in Canada are denominated in the Canadian dollar, operations in the Netherlands, Germany and France are denominated in the Euro, operations in the United Kingdom are denominated in the British pound sterling, and operations in Poland are denominated in the Polish Zloty. Likewise, we pay our expenses in the local currencies, described above, in the areas in which we operate. We are exposed to foreign exchange rate fluctuations as the financial results of our non-United States operations are translated into U.S. dollars. Based upon the financial results of our international operations during the period relative to the Company as a whole, a 10% change in the exchange rates would not have a material impact on our after-tax earnings.

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

Item 4. Controls and Procedures
The Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2015. There have been no changes in our internal control over financial reporting during the three months ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth above under Note 15, “Commitments and Contingencies – Litigation”, contained in the notes to the consolidated condensed financial statements is incorporated herein by reference.

Item 1A. Risk Factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015. These factors may cause our actual results to differ materially from those stated in forward-looking statements or otherwise contained in this document and elsewhere.

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

BAKERCORP INTERNATIONAL, INC.

Date:	June 12, 2015	By:	/s/ Robert Craycraft
Robert Craycraft
President and Chief Executive Officer

		By:	/s/ Raymond Aronoff
Raymond Aronoff
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document