Form 10-Q
period 2015-07-31
BakerCorp International, Inc.
filed 2015-09-14
CIK 1550377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
 FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no public market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, par value $0.01 per share, outstanding on September 4, 2015.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BakerCorp International, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	July 31, 2015	January 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,900	$18,665
Accounts receivable, less allowance for doubtful accounts of $3,545 and $2,981 on July 31, 2015 and January 31, 2015, respectively	69,645	70,758
Inventories, net	9,552	7,337
Prepaid expenses and other current assets	5,344	5,905
Deferred tax assets	5,776	5,776
Total current assets	114,217	108,441
Property and equipment, net	354,496	368,299
Goodwill	308,228	309,714
Other intangible assets, net	421,372	430,223
Deferred financing costs, net	527	635
Other long-term assets	552	541
Total assets	$1,199,392	$1,217,853
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$17,242	$21,189
Accrued expenses	19,874	20,389
Current portion of long-term debt (net of deferred financing costs of $2,620 and $2,543 on July 31, 2015 and January 31, 2015, respectively)	1,543	1,618
Total current liabilities	38,659	43,196
Long-term debt, net of current portion (net of deferred financing costs of $7,676 and $9,002 on July 31, 2015 and January 31, 2015, respectively)	637,145	637,903
Deferred tax liabilities	183,379	186,780
Fair value of interest rate swap liabilities	1,879	2,725
Share-based compensation liability	2,395	2,836
Other long-term liabilities	2,091	2,165
Total liabilities	865,548	875,605
Commitments and contingencies	—	—
Shareholder’s equity:
Common stock, $0.01 par value; 100,000 shares authorized; 100 shares issued and outstanding on July 31, 2015 and January 31, 2015	—	—
Additional paid-in capital	391,676	390,829
Accumulated other comprehensive loss	(39,023)	(35,774)
Accumulated deficit	(18,809)	(12,807)
Total shareholder’s equity	333,844	342,248
Total liabilities and shareholder’s equity	$1,199,392	$1,217,853

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations (unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
Revenue:
Rental revenue	$62,524	$66,143	$124,377	$129,145
Sales revenue	4,518	5,653	9,461	11,813
Service revenue	11,165	11,150	23,138	21,357
Total revenue	78,207	82,946	156,976	162,315
Operating expenses:
Employee related expenses	26,202	27,993	57,466	54,663
Rental expenses	10,287	9,673	20,747	20,907
Repair and maintenance	2,867	3,645	5,821	7,295
Cost of goods sold	2,744	3,905	5,729	7,508
Facility expenses	6,847	6,894	14,275	13,494
Professional fees	821	1,005	1,695	2,608
Management fees	132	154	272	303
Other operating expenses	3,740	4,845	7,938	9,167
Depreciation and amortization	16,399	15,910	32,718	33,109
Gain on sale of equipment	(642)	(686)	(1,163)	(1,085)
Impairment of long-lived assets	—	—	319	1,273
Total operating expenses	69,397	73,338	145,817	149,242
Income from operations	8,810	9,608	11,159	13,073
Other expenses:
Interest expense, net	10,643	10,686	21,114	21,210
Foreign currency exchange loss (gain)	376	(247)	(284)	(488)
Other expense, net	—	91	—	91
Total other expenses, net	11,019	10,530	20,830	20,813
Loss before income tax benefit	(2,209)	(922)	(9,671)	(7,740)
Income tax benefit	(831)	(2,106)	(3,669)	(4,565)
Net (loss) income	$(1,378)	$1,184	$(6,002)	$(3,175)

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Income (Loss) (unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
Net (loss) income	$(1,378)	$1,184	$(6,002)	$(3,175)
Other comprehensive income (loss), net of tax
Unrealized gain on interest rate swap agreements, net of tax expense of $172, $135, $328 and $289, respectively	268	217	518	490
Change in foreign currency translation adjustments	(3,538)	(4,594)	(3,767)	(1,285)
Other comprehensive loss	(3,270)	(4,377)	(3,249)	(795)
Total comprehensive loss	$(4,648)	$(3,193)	$(9,251)	$(3,970)

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended
	July 31, 2015	July 31, 2014
Operating activities
Net loss	$(6,002)	$(3,175)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	582	93
Provision for excess and obsolete inventory	7	19
Share-based compensation expense	517	638
Loss on sale of subsidiary	—	99
Gain on sale of equipment	(1,163)	(1,085)
Depreciation and amortization	32,718	33,109
Amortization of deferred financing costs	1,352	1,281
Deferred income taxes	(3,494)	(3,722)
Amortization of above-market lease	(237)	(346)
Impairment of long-lived assets	319	1,273
Changes in assets and liabilities:
Accounts receivable	337	(4,969)
Inventories	(2,226)	(1,825)
Prepaid expenses and other assets	483	(672)
Accounts payable and other liabilities	(4,294)	(10,615)
Net cash provided by operating activities	18,899	10,103
Investing activities
Purchases of property and equipment	(12,944)	(20,285)
Proceeds from sale of equipment	1,823	1,531
Proceeds from sale of subsidiary	—	100
Net cash used in investing activities	(11,121)	(18,654)
Financing activities
Repayment of long-term debt	(2,081)	(2,081)
Return of capital to BakerCorp International Holdings, Inc.	(51)	(1,039)
Net cash used in financing activities	(2,132)	(3,120)
Effect of foreign currency translation on cash	(411)	(558)
Net increase (decrease) in cash and cash equivalents	5,235	(12,229)
Cash and cash equivalents, beginning of period	18,665	25,536
Cash and cash equivalents, end of period	$23,900	$13,307

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$18,163	$19,943
Income taxes	$942	$638
Non-cash financing and investing activities:
Return of capital to BakerCorp International Holdings, Inc. related to a settlement of options for shares of common stock in BakerCorp International Holdings Inc.	$59	$—

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three and six months ended July 31, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

Principles of Consolidation
The consolidated condensed financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions with our subsidiaries have been eliminated.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make a number of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, judgments, and assumptions, including those related to revenue recognition, allowances for doubtful accounts, warranties, inventory valuation, customer rebates, sales allowances, medical insurance claims, litigation accruals, impairment of long-lived assets, intangible assets and goodwill, income taxes, share-based compensation (expense and liability), and derivatives. Our estimates, judgments, and assumptions are based on historical experience, future expectations, and other factors which we believe to be reasonable. Actual results may differ from our expectations. Based on our evaluation, our estimates, judgments, and assumptions may be adjusted as more information becomes available. Any adjustment may be material.

Note 2. Accounting Pronouncements
Recently Issued Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU No. 2015-11”). ASU No. 2015-11 requires inventory to be measured “at the lower of cost and net realizable value.” Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. For nonpublic business entities, ASU No. 2015-11 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact that the adoption of these provisions will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU No. 2015-05”). ASU No. 2015-05 amends ASC 350, “Intangibles - Goodwill and Other.” The amendments provide guidance as to whether a cloud computing arrangement includes a software license and, based on that determination, how to account for such arrangements. The amendments may be applied on either a prospective or retrospective basis. The provisions are effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 31, 2016. Early adoption is permitted. We are currently evaluating the impact that the adoption of these provisions will have on our consolidated financial statements.

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

During May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”). ASU No. 2014-09 will require companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU No. 2014-09 creates a five-step model that requires companies to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. ASU No. 2014-09 allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements. A decision about which method to use will affect a company’s implementation plans. The standard is effective for non-public entities for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the impact the adoption of ASU No. 2014-09 will have on our consolidated financial statements.

Note 3. Changes in Accumulated Other Comprehensive Loss

The following table includes the components of accumulated other comprehensive loss, net of tax, for the three months ended July 31, 2015:

(In thousands)	Unrealized Loss on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Balance at April 30, 2015	$(1,426)	$(34,327)	$(35,753)
Other comprehensive income (loss) before reclassifications	268	(3,538)	(3,270)
Net other comprehensive income (loss)	268	(3,538)	(3,270)
Balance at July 31, 2015	$(1,158)	$(37,865)	$(39,023)
(1)     Unrealized income on interest rate swap agreements is net of tax expense of $172 for the three months ended July 31, 2015.

The following table includes the components of accumulated other comprehensive loss, net of tax, for the three months ended July 31, 2014:

(In thousands)	Unrealized Loss on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Balance at April 30, 2014	$(2,188)	$(4,938)	$(7,126)
Other comprehensive income (loss) before reclassifications	217	(4,594)	(4,377)
Net other comprehensive income (loss)	217	(4,594)	(4,377)
Balance at July 31, 2014	$(1,971)	$(9,532)	$(11,503)
(1)     Unrealized income on interest rate swap agreements is net of tax expense of $135 for the three months ended July 31, 2014.

The following table includes the components of accumulated other comprehensive loss, net of tax, for the six months ended July 31, 2015:

(In thousands)	Unrealized Loss on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Balance at January 31, 2015	$(1,676)	$(34,098)	$(35,774)
Other comprehensive income (loss) before reclassifications	518	(3,767)	(3,249)
Net other comprehensive income (loss)	518	(3,767)	(3,249)
Balance at July 31, 2015	$(1,158)	$(37,865)	$(39,023)
(1)     Unrealized income on interest rate swap agreements is net of tax expense of $328 for the six months ended July 31, 2015.

The following table includes the components of accumulated other comprehensive loss, net of tax, for the six months ended July 31, 2014:

(In thousands)	Unrealized Loss on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Balance at January 31, 2014	$(2,461)	$(8,247)	$(10,708)
Other comprehensive income (loss) before reclassifications	490	(1,285)	(795)
Net other comprehensive income (loss)	490	(1,285)	(795)
Balance at July 31, 2014	$(1,971)	$(9,532)	$(11,503)
(1)     Unrealized income on interest rate swap agreements is net of tax expense of $289 for the six months ended July 31, 2014.

Note 4. Inventories, Net

Inventories, net consisted of the following on July 31, 2015 and January 31, 2015:

(In thousands)	July 31, 2015	January 31, 2015
Finished goods	$4,929	$4,733
Work-in-process	1,194	595
Components	4,099	2,672
Less: inventory reserve	(670)	(663)
Inventories, net	$9,552	$7,337

Note 5. Property and Equipment, Net

Property and equipment, net consisted of the following on July 31, 2015:

(In thousands)	Cost	Accumulated Depreciation	Net Carrying Amount
Assets held for rent:
Secondary containment	$4,678	$(3,552)	$1,126
Boxes	27,976	(11,330)	16,646
Filtration	10,885	(4,778)	6,107
Generators and light towers	274	(249)	25
Pipes, hoses and fittings	18,101	(13,114)	4,987
Non-steel containment	7,135	(1,931)	5,204
Pumps	54,585	(27,941)	26,644
Shoring	3,800	(2,676)	1,124
Steel containment	333,260	(67,265)	265,995
Tank trailers	1,854	(1,455)	399
Construction in progress	879	—	879
Total assets held for rent	463,427	(134,291)	329,136
Assets held for use:
Leasehold improvements	3,372	(2,004)	1,368
Machinery and equipment	37,660	(22,572)	15,088
Office furniture and equipment	5,982	(4,131)	1,851
Software	9,944	(4,452)	5,492
Construction in progress	1,561	—	1,561
Total assets held for use	58,519	(33,159)	25,360
Total	$521,946	$(167,450)	$354,496

Property and equipment, net consisted of the following on January 31, 2015:

(In thousands)	Cost	Accumulated Depreciation	Net Carrying Amount
Assets held for rent:
Secondary containment	$4,594	$(3,212)	$1,382
Boxes	26,318	(10,061)	16,257
Filtration	9,903	(4,159)	5,744
Generators and light towers	279	(230)	49
Pipes, hoses and fittings	16,677	(11,994)	4,683
Non-steel containment	6,851	(1,668)	5,183
Pumps	52,804	(24,742)	28,062
Shoring	4,068	(2,670)	1,398
Steel containment	331,940	(59,258)	272,682
Tank trailers	1,856	(1,303)	553
Construction in progress	5,890	—	5,890
Total assets held for rent	461,180	(119,297)	341,883
Assets held for use:
Leasehold improvements	3,001	(1,786)	1,215
Machinery and equipment	35,949	(20,440)	15,509
Office furniture and equipment	5,439	(3,626)	1,813
Software	7,163	(3,247)	3,916
Construction in progress	3,963	—	3,963
Total assets held for use	55,515	(29,099)	26,416
Total	$516,695	$(148,396)	$368,299

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related carrying value of the asset to its estimated fair value.

During the three months ended April 30, 2015, we reassessed our plans for the use of an internally developed software and decided to shift to a different platform which will provide the same services at a lower maintenance cost. We wrote down the value of the internally developed software as no future benefits were expected to be realized. Consequently, during the three months ended April 30, 2015, we recorded an impairment charge of $0.3 million in our North American segment, which represented the remaining net book value of the internally developed software.

Depreciation and amortization expense related to property and equipment for the three months ended July 31, 2015 and July 31, 2014 was $12.3 million and $11.8 million, respectively. Depreciation and amortization expense related to property and equipment for the six months ended July 31, 2015 and July 31, 2014 was $24.5 million and $24.9 million, respectively.

Note 6. Goodwill and Other Intangible Assets, Net

Goodwill

Goodwill by reportable segment and reporting units on July 31, 2015 and January 31, 2015 and the changes in the carrying amount of goodwill during the six months ended July 31, 2015 were the following:

(In thousands)	North America	Europe	Total
Balance at January 31, 2015	$257,052	$52,662	$309,714
Adjustments (1)	—	(1,486)	(1,486)
Balance at July 31, 2015	$257,052	$51,176	$308,228

(1)	The adjustments to goodwill were the result of fluctuations in foreign currency exchange rates used to translate the balance into U.S. dollars.

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

During the three months ended July 31, 2015, we determined that based upon projected operating results and negative industry trends, there were potential indicators of impairment of goodwill. We determined that these indicators were sufficient to perform an interim impairment analysis of goodwill. Based on the results of the analysis, we concluded that for each reporting unit, fair value exceeded its carrying amount. Therefore, goodwill for each reporting unit was not considered to be impaired on July 31, 2015, and the second step of the goodwill impairment test was not required. Any change in the assumptions input into the fair value model, which include market-driven assumptions, could result in future impairments.

Other Intangible Assets, Net

The components of other intangible assets, net on July 31, 2015 and January 31, 2015 were the following:

	July 31, 2015			January 31, 2015
(In thousands)	Gross (1)	Accumulated Amortization	Net	Gross (1)	Accumulated Amortization	Net
Carrying amount:
Customer relationships (25 years)	$400,889	$(66,815)	$334,074	$401,403	$(58,873)	$342,530
Customer backlog (2 years)	200	(200)	—	200	(120)	80
Developed technology (11 years)	1,640	(245)	1,395	1,647	(171)	1,476
Trade name (Indefinite)	85,903	—	85,903	86,137	—	86,137
Total carrying amount	$488,632	$(67,260)	$421,372	$489,387	$(59,164)	$430,223

(1)
The decrease in the gross intangible assets balance on July 31, 2015 compared to January 31, 2015 was the result of fluctuations in the foreign currency exchange rates used to translate foreign intangible asset balances into U.S. dollars.

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

Based upon projected operating results and negative industry trends during the three months ended July 31, 2015, we performed an interim impairment analysis of our other intangible assets. Based on the results of the analysis, we concluded that the fair value of our other intangible assets exceeded their carrying value, so the assets were not impaired on July 31, 2015.

Amortization expense related to intangible assets for the three months ended July 31, 2015 and July 31, 2014 was $4.1 million and $4.1 million, respectively. Amortization expense related to intangible assets for the six months ended July 31, 2015 and July 31, 2014 was $8.2 million and $8.2 million, respectively. Estimated amortization expense for the fiscal periods ending January 31 is as follows:

(In thousands)	Estimated Amortization Expense
Remainder of the fiscal year ending January 31, 2016	$8,093
2017	16,185
2018	16,185
2019	16,185
2020	16,185
Thereafter	262,636
Total	$335,469

Note 7. Accrued Expenses
Accrued expenses consisted of the following:

(In thousands)	July 31, 2015	January 31, 2015
Accrued compensation	$10,631	$11,732
Accrued insurance	582	29
Accrued interest	3,293	3,350
Accrued professional fees	384	382
Accrued taxes	3,935	4,011
Accrued above market lease liability	164	325
Other accrued expenses	885	560
Total accrued expenses	$19,874	$20,389

Note 8. Fair Value Measurements

Instruments Measured at Fair Value on a Recurring Basis
Instruments measured at fair value on a recurring basis are summarized below:

		July 31, 2015
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liabilities	$1,879	$—	$1,879	$—
Share-based compensation liability	2,395	—	—	2,395
Total	$4,274	$—	$1,879	$2,395

		January 31, 2015
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liabilities	$2,725	$—	$2,725	$—
Share-based compensation liability	2,836	—	—	2,836
Total	$5,561	$—	$2,725	$2,836

As discussed in Note 10, “Derivatives,” we had interest rate swap contracts with a total notional principal of $214.0 million outstanding on July 31, 2015. The fair value of interest rate swap contracts is calculated based on the fixed rate, notional principal, settlement date, present value of the future cash flows, terms of the agreement, and future floating interest rates as determined by a future interest rate yield curve. Our interest rate swap contracts are recorded at fair value utilizing Level 2 inputs such as trade data, broker/dealer quotes, observable market prices for similar securities, and other available data. Although readily observable data is utilized in the valuations, different valuation methodologies could have an effect on the estimated fair value. Accordingly, the inputs utilized to determine the fair value of the interest rate swap contracts are categorized as Level 2. During the six months ended July 31, 2015, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.

On July 31, 2015 and January 31, 2015, the weighted average fixed interest rate of our interest rate swap contracts were 2.1% and 2.1%, respectively, and the weighted average remaining life was 1.0 years and 1.5 years, respectively. Interest expense related to our interest rate swap contracts during the three months ended July 31, 2015 and July 31, 2014 was $0.5 million and $0.3 million, respectively, and during the six months ended July 31, 2015 and July 31, 2014 was $1.0 million and $0.8 million, respectively.

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

We determined that a +/-10% change in the above assumptions would have a $0.4 million increase or decrease to our reported net loss for the three months ended July 31, 2015.

The following table provides a reconciliation of the beginning and ending balance of our share-based compensation liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended July 31, 2015:

Three Months Ended July 31, 2015
Level 3
(In thousands)	Share-based Compensation Liability
Beginning balance on April 30, 2015	$2,712
Total income included in operating expense	(317)
Balance at July 31, 2015	$2,395

Six Months Ended July 31, 2015
Level 3
(In thousands)	Share-based Compensation Liability
Beginning balance on January 31, 2015	$2,836
Total income included in operating expense	(441)
Balance at July 31, 2015	$2,395

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
Our long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes. The fair value of our long-term debt is estimated based on the latest sales price for similar instruments obtained from a third party (Level 2 inputs). On July 31, 2015 and January 31, 2015, the fair values of our senior notes and senior term loan were $201.6 million and $394.7 million, respectively, and $182.4 million and $380.2 million, respectively.

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

Note 9. Debt

Long-term debt consisted of the following:

(In thousands)	July 31, 2015	January 31, 2015
Senior term loan (LIBOR margin of 3.0%, and interest rate of 4.25%)	$408,984	$411,066
Revolving loan	—	—
Senior unsecured notes	240,000	240,000
Total debt	648,984	651,066
Less deferred financing costs	(10,296)	(11,545)
Total debt less deferred financing costs	638,688	639,521
Less current portion (net of current portion of deferred financing costs of $2,620 and $2,543, respectively)	(1,543)	(1,618)
Long-term debt, net of current portion (net of long-term portion of deferred financing costs of $7,676 and $9,002, respectively)	$637,145	$637,903

On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”) ($45.0 million available on July 31, 2015) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”).

Credit Facility
On February 7, 2013, we entered into a first amendment to our Credit Facility (the “First Amendment”), to refinance our Credit Facility. Pursuant to the First Amendment, we borrowed $384.2 million of term loans (the “Amended Senior Term Loan”) to refinance a like amount of term loans (the “Original Term Loan”) under the Credit Facility. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin, subject to a LIBOR floor of 1.25%. The LIBOR margin applicable to the Amended Senior Term Loan is 3.00%, which is 0.75% less than the LIBOR margin applicable to the Original Term Loan. In addition, pursuant to the First Amendment, among other things, (i) the Senior Term Loan maturity date was extended to February 7, 2020, provided that the maturity will be March 2, 2019 if the Amended Senior Term Loan is not repaid or refinanced on or prior to March 2, 2019, (ii) the Revolving Credit Facility maturity date was extended to February 7, 2018, and (iii) we obtained increased flexibility with respect to certain covenants and restrictions relating to our ability to incur additional debt, make investments, debt prepayments, and acquisitions. Principal on the Senior Term Loan is payable in quarterly installments of $1.0 million. Furthermore, the excess cash flow prepayment requirement is in effect until the maturity date.
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

On July 31, 2015, we did not have an outstanding balance on the Revolving Credit Facility; therefore, on July 31, 2015, we were not subject to a leverage test. Additionally, on July 31, 2015, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

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

Interest and Fees
Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. We amortized $0.7 million and $0.7 million of deferred financing costs during three months ended July 31, 2015 and July 31, 2014, respectively, and $1.4 million and $1.3 million during the six months ended July 31, 2015 and July 31, 2014, respectively.
Interest and fees related to our Credit Facility and the Notes were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
Credit Facility interest and fees(1)	$4,901	$3,421	$9,651	$8,203
Notes interest and fees (2)	5,246	6,737	10,486	11,952
Total interest and fees	$10,147	$10,158	$20,137	$20,155
(1)    Interest on the Amended Term Loan is payable quarterly based upon an interest rate of 4.25%.
(2)    Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt
On July 31, 2015, the schedule of minimum required principal payments relating to the Amended Senior Term Loan and the Notes for each of the twelve months ending January 31 are due according to the table below:

(In thousands)	Principal Payments on Debt
Remainder of the fiscal year ending January 31, 2016	$2,081
2017	4,163
2018	4,163
2019	4,163
2020	634,414
Total	$648,984

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

The fair value of the potential termination obligations related to our interest rate swaps, which were recorded within the “Fair value of interest rate swap liabilities” caption of our consolidated condensed balance sheets, were as follows:

(In thousands)	Notional Amount	Interest Rate	July 31, 2015	January 31, 2015
Interest rate swaps effective July 2011, expires July 2016 (1)	150,000	2.346%	$1,637	$2,380
Interest rate swap, effective July 2014, expires July 2016 (1)(2)	64,000	1.639%	242	345
			$1,879	$2,725

(1)	These interest rate swaps require a fixed rate of interest in exchange for a variable interest rate based on a three-month LIBOR, subject to a 1.25% floor.

(2)	The original notional amount of $71.0 million was reduced to $64.0 million on July 31, 2015.

The interest rate swap agreements have been designated as cash flow hedges of our interest rate risk and recorded at estimated fair values on July 31, 2015 and January 31, 2015. The fair value of the interest rate hedges reflect the estimated amount that we would receive or pay to terminate the contracts at each reporting date (See Note 8, “Fair Value Measurements”).

We determined that the interest rate swap agreements are highly effective in offsetting future variable interest payments associated with the hedged portion of our term loans. During the six months ended July 31, 2015, no ineffectiveness was recorded into current period earnings. We do not expect to reclassify any material amount from OCI into earnings within the next 12 months.

The effective portion of the unrealized gain (loss) recognized in OCI for our derivative instruments designated as cash flow hedges was the following:

	Three Months Ended		Six Months Ended
(In thousands)	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
Unrealized gain, before income tax expense	$440	$352	$846	$779
Income tax expense	172	135	328	289
Total	$268	$217	$518	$490

Note 11. Income Taxes
The income tax benefit for the three and six months ended July 31, 2015 and July 31, 2014 is based on the estimated effective tax rate for the entire fiscal year. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as our estimates of pre-tax income and loss for the year fluctuate, including changes in the geographic mix of pre-tax income and loss.

The effective income tax rates for the three and six months ended July 31, 2015 were a benefit of 37.6% and 37.9%, respectively, compared to a benefit for the three and six months ended July 31, 2014 of 228.4% and 59.0% for the three and six months ended July 31, 2014. The effective tax rates differ from the U.S. federal statutory rate primarily due to income taxed in foreign jurisdictions, state taxes, non-deductible meals and entertainment expenses, and discrete items. The difference in effective income tax rates for the three and six months ended July 31, 2015 and July 31, 2014 primarily relates to a change in the estimated forecast of pre-tax book income and loss for each respective jurisdiction and discrete items primarily related to a future benefit of bad debt impairment recorded during the three months ended July 31, 2014.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized. The majority of our deferred tax assets relate to federal net operating loss carry-forwards. Management believes we will realize the benefit of existing deferred tax assets based on the scheduled reversal of U.S. deferred tax liabilities, related to depreciation and amortization expenses not deductible for tax purposes, which is ordinary income and therefore of the same character as the temporary differences giving rise to the deferred tax assets. This reversal will occur in substantially similar time periods and in the same jurisdictions as the deferred tax assets. As such, the deferred tax liabilities are considered a source of income sufficient to support our U.S. deferred tax assets; therefore, a valuation allowance is not required on July 31, 2015.

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

The Federal examination by the Internal Revenue Service for the fiscal years ended January 31, 2011 through January 31, 2012 was completed during the three months ended July 31, 2015. Any impact from the audit, including reversal of previously accrued unrecognized tax benefit and associated interest and penalties, was included in the financial statements for the three months ended July 31, 2015.

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

Note 12. Stockholder’s Equity

Share-based Compensation
During June 2011, BakerCorp International Holdings (“BCI Holdings”) adopted a share-based compensation plan, the BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). On September 12, 2013, the BCI Holdings’ Board of Directors amended the 2011 Plan by resolution to increase the number of shares of BCI Holdings common stock authorized for issuance under the 2011 Plan to 1,001,339 shares. On July 31, 2015, there were 144,440 shares available for grant. The amended 2011 Plan permits the granting of BCI Holdings stock options, nonqualified stock options and restricted stock to eligible employees and non-employee directors and consultants.

The following table summarizes stock option activity during the six months ended July 31, 2015:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)(1)	Weighted Average Term Remaining (in years)	Weighted Average Grant Date Fair Value
Outstanding, January 31, 2015	886,209	$201.22	$6,330	7.6
Granted	5,000	$176.00			$35.79
Exercised	(2,373)	$62.75	$95
Forfeited/cancelled/expired	(10,690)	$190.00
Outstanding, July 31, 2015	878,146	$201.59	$4,733	7.1
Vested and expected to vest, July 31, 2015	429,783	$149.48	$4,728	5.8
Exercisable, July 31, 2015	289,544	$135.38	$4,689	5.2

(1)
Aggregate intrinsic value in the table above represents the total pre-tax value that option holders would have received had all option holders exercised their options on July 31, 2015. The aggregate intrinsic value is the difference between the estimated fair market value of the BCI Holdings common stock at the end of the period and the option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of the BCI Holdings common stock.

As of July 31, 2015, there was $3.7 million of unrecognized pre-tax share-based compensation expense, excluding the options granted to the CEO, related to non-vested stock options, which we expect to recognize over a weighted average period of 3.0 years. The total fair value of options vested during the three and six months ended July 31, 2015 is $0.5 million and $1.1 million, respectively. The total fair value of options vested during the three and six months ended July 31, 2014 is $0.5 million and $1.2 million, respectively. On July 31, 2015, the total unrecognized share-based compensation expense for the CEO’s options was $10.6 million. During the six months ended July 31, 2015, we did not recognize any share-based compensation expense related to the CEO’s options.

The share-based compensation expense included within employee related expenses in our consolidated statement of operations was the following:

	Three Months Ended		Six Months Ended
(In thousands)	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
Non-cash share-based compensation expense (1)	$129	$565	$517	$638

(1)
We remeasured certain options classified as liability awards and recorded decreases to non-cash share-based compensation expense of $0.3 million and $0.4 million during the three and six months ended July 31, 2015, respectively, and $0.5 million during the six months ended July 31, 2014. During the three months ended July 31, 2014, we recorded a de minimis charge to non-cash share-based compensation as a result of our quarterly remeasurement of certain options classified as liability awards.

The fair value of BCI Holdings stock options issued and classified as equity awards was determined using the Black-Scholes options pricing model utilizing the following weighted-average assumptions for each respective period:

	Six Months Ended
	July 31, 2015	July 31, 2014
Expected volatility	45%	50%
Expected dividends	—%	—%
Expected term	6.4 years	6.6 years
Risk-free interest rate	1.6%	2.1%

Liability Awards

We account for certain option awards as liability awards, as we determined cash settlement upon exercise is probable. We remeasured the fair value of these options on July 31, 2015 and decreased our liability to $2.4 million from the $2.8 million recognized on January 31, 2015. The quarterly re-measurement resulted in a decrease to our non-cash share-based compensation expense of $0.3 million and $0.4 million during the three and six months ended July 31, 2015, respectively.

The fair value of BCI Holdings stock options accounted for as liability awards were determined using the Black-Scholes option pricing model utilizing the following assumption for each respective period:

	Six Months Ended
	July 31, 2015	July 31, 2014
Expected volatility	50%	50%
Expected dividends	—%	—%
Expected term	3.0 years	3.4 years
Risk-free interest rate	1.0%	1.1%

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

Our operating and reportable segments are North America and Europe. Within each operating segment, there are common customers, common pricing structures, the ability and history of sharing equipment and resources, operational compatibility, commonality among regulatory environments, and relative geographic proximity. Our operating segments consist of the following:

•	the North American segment consists of branches located in the United States and Canada that provide equipment and services suitable across both of these North American countries.

•	the European segment consists of branches located in France, Germany, the Netherlands, the United Kingdom and Poland that provide equipment and services to customers in a number of European countries.

Selected statement of operations information for our reportable segments is the following:

	Three Months Ended		Six Months Ended
(In thousands)	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
Revenue
United States	$67,973	$71,528	$137,684	$141,862
Other North America	1,795	2,165	3,362	3,807
North America	69,768	73,693	141,046	145,669
Europe	8,439	9,253	15,930	16,646
Total revenue	$78,207	$82,946	$156,976	$162,315
Depreciation and amortization
North America	$15,251	$14,609	$30,451	$30,560
Europe	1,148	1,301	2,267	2,549
Total depreciation and amortization	$16,399	$15,910	$32,718	$33,109
Interest expense, net
North America	$10,643	$10,686	$21,114	$21,210
Europe	—	—	—	—
Total interest expense, net	$10,643	$10,686	$21,114	$21,210
Income tax (benefit) expense
North America	$(1,201)	$(2,498)	$(4,201)	$(4,892)
Europe	370	392	532	327
Total income tax benefit	$(831)	$(2,106)	$(3,669)	$(4,565)
Net (loss) income
North America (1)	$(2,471)	$(213)	$(8,137)	$(5,292)
Europe (1)	1,093	1,397	2,135	2,117
Total net (loss) income	$(1,378)	$1,184	$(6,002)	$(3,175)

(1)
During the three and six months ended July 31, 2015 and July 31, 2014, we included $1.7 million and $1.9 million, respectively, and $2.8 million and $2.9 million, respectively, of intersegment expense allocations from North America to Europe.

Total asset and long-lived asset information is the following:

(In thousands)	July 31, 2015	January 31, 2015
Total assets
United States	$1,076,204	$1,093,824
Other North America	10,431	10,707
North America	1,086,635	1,104,531
Europe	112,757	113,322
Total assets	$1,199,392	$1,217,853
Long-lived assets
United States	$295,839	$307,655
Other North America	12,176	12,295
North America	308,015	319,950
Europe	46,481	48,349
Total long-lived assets	$354,496	$368,299

Note 14. Related Party Transactions

From time to time, we may enter into transactions with related parties. We believe that such transactions have terms consistent with terms offered in the ordinary course of business. The accounting policies that we apply to our transactions with related parties are consistent with those applied in transactions with independent third parties.

Pursuant to a professional services agreement between us and Permira Advisers L.L.C. (the “Sponsor”), we agreed to pay the Sponsor an annual management fee of $0.5 million, payable quarterly, plus reasonable out-of-pocket expenses, in connection with the planning, strategy, and oversight support provided to management. We recorded aggregate management fees and expenses to the Sponsor of $0.1 million and $0.2 million during the three months ended July 31, 2015 and July 31, 2014, respectively, and $0.3 million and $0.3 million during the six months ended July 31, 2015 and July 31, 2014, respectively.

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

Immaterial Error Corrections
During the fourth quarter of fiscal year 2015, we identified errors related to our previously reported condensed consolidating cash flows presented in our notes to the consolidated financial statements. In accordance with Accounting Standards Codification Topic No. 250, “Accounting Changes and Error Corrections” (“ASC No. 250”), we evaluated the materiality of the errors from quantitative and qualitative perspectives and concluded that the errors were not material to any of our prior period financial statements. In accordance with ASC No. 250, we adjusted for these errors by revising our condensed consolidating statements of cash flows for the six months ended July 31, 2014. There was no effect on the consolidated financial statements other than the notes to the consolidated financial statements as disclosed below. The effect of the immaterial error corrections on the condensed consolidating statements of cash flows for the six months ended July 31, 2014 is summarized below.

(in thousands)	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
For the Six Months Ended July 31, 2014
Net cash flows provided by (used in) operating activities as previously reported	$13,132	$34,177	$330	$(37,536)	$10,103
Adjustments:
Equity in net earnings of subsidiaries, net of taxes	(32,916)	(4,620)	—	37,536	—
Net cash flows (used in) provided by operating activities as adjusted	(19,784)	29,557	330	—	10,103
Net cash flows used in investing activities as previously and currently reported (no change)	—	(14,119)	(4,535)	—	(18,654)
Net cash flows (used in) provided by financing activities as previously reported	(13,132)	(31,959)	4,122	37,849	(3,120)
Adjustments:
Intercompany investments and loans	32,916	4,620	—	(37,536)	—
Net cash flows provided by (used in) financing activities as adjusted	19,784	(27,339)	4,122	313	(3,120)
Effect of foreign currency translation on cash as previously and currently reported (no change)	—	—	(245)	(313)	(558)
Net change in cash and cash equivalents as previously and currently reported (no change)	$—	$(11,901)	$(328)	$—	$(12,229)

Condensed Consolidating Balance Sheet
July 31, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$15,326	$8,574	$—	$23,900
Accounts receivable, net	—	58,488	11,157	—	69,645
Inventories, net	—	9,479	73	—	9,552
Prepaid expenses and other current assets	285	3,568	1,491	—	5,344
Deferred tax assets	—	5,776	—	—	5,776
Total current assets	285	92,637	21,295	—	114,217
Property and equipment, net	—	295,839	58,657	—	354,496
Goodwill	—	257,052	51,176	—	308,228
Other intangible assets, net	—	398,353	23,019	—	421,372
Deferred tax assets	33,458	51,668	172	(85,298)	—
Deferred financing costs, net	527	—	—	—	527
Other long-term assets	—	411	141	—	552
Investment in subsidiaries	574,695	109,811	—	(684,506)	—
Total assets	$608,965	$1,205,771	$154,460	$(769,804)	$1,199,392
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$15	$16,015	$1,212	$—	$17,242
Accrued expenses	3,299	14,477	2,098	—	19,874
Current portion of long-term debt, net	1,543	—	—	—	1,543
Intercompany balances	(370,715)	337,839	32,876	—	—
Total current liabilities	(365,858)	368,331	36,186	—	38,659
Long-term debt, net of current portion	637,145	—	—	—	637,145
Deferred tax liabilities	1,955	258,310	8,412	(85,298)	183,379
Fair value of interest rate swap liabilities	1,879	—	—	—	1,879
Share-based compensation liability	—	2,395	—	—	2,395
Other long-term liabilities	—	2,040	51	—	2,091
Total liabilities	275,121	631,076	44,649	(85,298)	865,548
Total shareholder’s equity	333,844	574,695	109,811	(684,506)	333,844
Total liabilities and shareholder’s equity	$608,965	$1,205,771	$154,460	$(769,804)	$1,199,392

Condensed Consolidating Balance Sheet
January 31, 2015
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$14,407	$4,258	$—	$18,665
Accounts receivable, net	—	61,640	9,118	—	70,758
Inventories, net	—	7,333	4	—	7,337
Prepaid expenses and other current assets	227	2,313	3,365	—	5,905
Deferred tax assets	—	5,776	—	—	5,776
Total current assets	227	91,469	16,745	—	108,441
Property and equipment, net	—	307,655	60,644	—	368,299
Goodwill	—	257,052	52,662	—	309,714
Other intangible assets, net	—	406,160	24,063	—	430,223
Deferred tax assets	31,762	50,198	176	(82,136)	—
Deferred financing costs, net	635	—	—	—	635
Other long-term assets	—	396	145	—	541
Investment in subsidiaries	576,966	110,967	—	(687,933)	—
Total assets	$609,590	$1,223,897	$154,435	$(770,069)	$1,217,853
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$56	$19,887	$1,246	$—	$21,189
Accrued expenses	3,359	14,483	2,547	—	20,389
Current portion of long-term debt, net	1,618	—	—	—	1,618
Intercompany balances	(380,274)	349,296	30,978	—	—
Total current liabilities	(375,241)	383,666	34,771	—	43,196
Long-term debt, net of current portion	637,903	—	—	—	637,903
Deferred tax liabilities	1,955	258,309	8,652	(82,136)	186,780
Fair value of interest rate swap liabilities	2,725	—	—	—	2,725
Share-based compensation liability	—	2,836	—	—	2,836
Other long-term liabilities	—	2,120	45	—	2,165
Total liabilities	267,342	646,931	43,468	(82,136)	875,605
Total shareholder’s equity	342,248	576,966	110,967	(687,933)	342,248
Total liabilities and shareholder’s equity	$609,590	$1,223,897	$154,435	$(770,069)	$1,217,853

Condensed Consolidating Statement of Operations
For the Three Months Ended July 31, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$67,975	$10,232	$—	$78,207
Operating expenses:
Employee related expenses	35	23,313	2,854	—	26,202
Rental expense	—	9,303	984	—	10,287
Repair and maintenance	—	2,706	161	—	2,867
Cost of goods sold	—	2,649	95	—	2,744
Facility expense	8	6,078	761	—	6,847
Professional fees	9	792	20	—	821
Management fees	—	132	—	—	132
Other operating expenses	154	1,158	2,428	—	3,740
Depreciation and amortization	—	14,950	1,449	—	16,399
Gain on sale of equipment	—	(582)	(60)	—	(642)
Impairment of long-lived assets	—	—	—	—	—
Total operating expenses	206	60,499	8,692	—	69,397
(Loss) income from operations	(206)	7,476	1,540	—	8,810
Other expenses:
Interest expense, net	10,638	5	—	—	10,643
Foreign currency exchange loss (gain)	—	424	(48)	—	376
Total other expenses, net	10,638	429	(48)	—	11,019
(Loss) income before income tax (benefit) expense	(10,844)	7,047	1,588	—	(2,209)
Income tax (benefit) expense	(1,036)	(168)	373	—	(831)
(Loss) income before equity in net earnings of subsidiaries	(9,808)	7,215	1,215	—	(1,378)
Equity in net earnings of subsidiaries	8,430	1,215	—	(9,645)	—
Net (loss) income	$(1,378)	$8,430	$1,215	$(9,645)	$(1,378)

Condensed Consolidating Statement of Operations
For the Three Months Ended July 31, 2014 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$71,466	$11,480	$—	$82,946
Operating expenses:
Employee related expenses	41	24,954	2,998	—	27,993
Rental expense	—	8,587	1,086	—	9,673
Repair and maintenance	—	3,385	260	—	3,645
Cost of goods sold	—	3,865	40	—	3,905
Facility expense	6	6,042	846	—	6,894
Professional fees	16	961	28	—	1,005
Management fees	—	154	—	—	154
Other operating expenses	145	2,197	2,503	—	4,845
Depreciation and amortization	—	14,301	1,609	—	15,910
Gain on sale of equipment	—	(639)	(47)	—	(686)
Impairment of long-lived assets	—	—	—	—	—
Total operating expenses	208	63,807	9,323	—	73,338
(Loss) income from operations	(208)	7,659	2,157	—	9,608
Other expenses:
Interest expense (income), net	10,644	45	(3)	—	10,686
Foreign currency exchange gain, net	—	(50)	(197)	—	(247)
Other expense, net	—	91	—	—	91
Total other expenses, net	10,644	86	(200)	—	10,530
(Loss) income before income tax (benefit) expense	(10,852)	7,573	2,357	—	(922)
Income tax (benefit) expense	(990)	(1,548)	432	—	(2,106)
(Loss) income before equity in net earnings of subsidiaries	(9,862)	9,121	1,925	—	1,184
Equity in net earnings of subsidiaries	11,046	1,925	—	(12,971)	—
Net income	$1,184	$11,046	$1,925	$(12,971)	$1,184

Condensed Consolidating Statement of Operations
For the Six Months Ended July 31, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$137,685	$19,291	$—	$156,976
Operating expenses:
Employee related expenses	71	51,505	5,890	—	57,466
Rental expense	—	18,859	1,888	—	20,747
Repair and maintenance	—	5,459	362	—	5,821
Cost of goods sold	—	5,561	168	—	5,729
Facility expense	15	12,798	1,462	—	14,275
Professional fees	18	1,576	101	—	1,695
Management fees	—	272	—	—	272
Other operating expenses	289	3,630	4,019	—	7,938
Depreciation and amortization	—	29,840	2,878	—	32,718
Gain on sale of equipment	—	(1,088)	(75)	—	(1,163)
Impairment of long-lived assets	—	319	—	—	319
Total operating expenses	393	128,731	16,693	—	145,817
(Loss) income from operations	(393)	8,954	2,598	—	11,159
Other expenses:
Interest expense, net	21,103	11	—	—	21,114
Foreign currency exchange loss (gain)	—	138	(422)	—	(284)
Total other expenses, net	21,103	149	(422)	—	20,830
(Loss) income before income tax (benefit) expense	(21,496)	8,805	3,020	—	(9,671)
Income tax (benefit) expense	(2,025)	(2,141)	497	—	(3,669)
(Loss) income before equity in net earnings of subsidiaries	(19,471)	10,946	2,523	—	(6,002)
Equity in net earnings of subsidiaries	13,469	2,523	—	(15,992)	—
Net (loss) income	$(6,002)	$13,469	$2,523	$(15,992)	$(6,002)

Condensed Consolidating Statement of Operations
For the Six Months Ended July 31, 2014 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$141,862	$20,453	$—	$162,315
Operating expenses:
Employee related expenses	84	48,587	5,992	—	54,663
Rental expense	—	19,010	1,897	—	20,907
Repair and maintenance	—	6,770	525	—	7,295
Cost of goods sold	—	7,461	47	—	7,508
Facility expense	11	11,788	1,695	—	13,494
Professional fees	60	2,451	97	—	2,608
Management fees	—	303	—	—	303
Other operating expenses	323	4,872	3,972	—	9,167
Depreciation and amortization	—	29,984	3,125	—	33,109
Gain on sale of equipment	—	(1,297)	212	—	(1,085)
Impairment of long-lived assets	—	789	484	—	1,273
Total operating expenses	478	130,718	18,046	—	149,242
(Loss) income from operations	(478)	11,144	2,407	—	13,073
Other expenses:
Interest expense (income), net	21,112	103	(5)	—	21,210
Foreign currency exchange gain, net	—	(238)	(250)	—	(488)
Other expense, net	—	91	—	—	91
Total other expenses, net	21,112	(44)	(255)	—	20,813
(Loss) income before income tax benefit	(21,590)	11,188	2,662	—	(7,740)
Income tax (benefit) expense	(1,957)	(2,960)	352	—	(4,565)
(Loss) income before equity in net earnings of subsidiaries	(19,633)	14,148	2,310	—	(3,175)
Equity in net earnings of subsidiaries	16,458	2,310	—	(18,768)	—
Net (loss) income	$(3,175)	$16,458	$2,310	$(18,768)	$(3,175)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Three Months Ended July 31, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(1,378)	$8,430	$1,215	$(9,645)	$(1,378)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $172	268	—	—	—	268
Change in foreign currency translation adjustments	—	—	(3,538)	—	(3,538)
Other comprehensive income (loss)	268	—	(3,538)	—	(3,270)
Total comprehensive (loss) income	$(1,110)	$8,430	$(2,323)	$(9,645)	$(4,648)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Three Months Ended July 31, 2014 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net income	$1,184	$11,046	$1,925	$(12,971)	$1,184
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $135	217	—	—	—	217
Change in foreign currency translation adjustments	—	—	(4,594)	—	(4,594)
Other comprehensive income (loss)	217	—	(4,594)	—	(4,377)
Total comprehensive income (loss)	$1,401	$11,046	$(2,669)	$(12,971)	$(3,193)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Six Months Ended July 31, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(6,002)	$13,469	$2,523	$(15,992)	$(6,002)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $328	518	—	—	—	518
Change in foreign currency translation adjustments	—	—	(3,767)	—	(3,767)
Other comprehensive income (loss)	518	—	(3,767)	—	(3,249)
Total comprehensive (loss) income	$(5,484)	$13,469	$(1,244)	$(15,992)	$(9,251)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Six Months Ended July 31, 2014 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(3,175)	$16,458	$2,310	$(18,768)	$(3,175)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $289	490	—	—	—	490
Change in foreign currency translation adjustments	—	—	(1,285)	—	(1,285)
Other comprehensive income (loss)	490	—	(1,285)	—	(795)
Total comprehensive (loss) income	$(2,685)	$16,458	$1,025	$(18,768)	$(3,970)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended July 31, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(6,002)	$13,469	$2,523	$(15,992)	$(6,002)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	—	570	12	—	582
Provision for excess and obsolete inventory	—	7	—	—	7
Share-based compensation expense	71	446	—	—	517
Gain on sale of equipment	—	(1,088)	(75)	—	(1,163)
Depreciation and amortization	—	29,840	2,878	—	32,718
Amortization of deferred financing costs	1,352	—	—	—	1,352
Deferred income taxes	(2,024)	(1,470)	—	—	(3,494)
Amortization of above market lease	—	(237)	—	—	(237)
Impairment of long-lived assets	—	319	—	—	319
Equity in net earnings of subsidiaries, net of taxes	(13,469)	(2,523)	—	15,992	—
Changes in assets and liabilities:
Accounts receivable	—	2,582	(2,245)	—	337
Inventories	—	(2,153)	(73)	—	(2,226)
Prepaid expenses and other assets	(55)	(1,271)	1,809	—	483
Accounts payable and other liabilities	(99)	(3,782)	(413)	—	(4,294)
Net cash (used in) provided by operating activities	(20,226)	34,709	4,416	—	18,899
Investing activities
Purchases of property and equipment	—	(11,498)	(1,446)	—	(12,944)
Proceeds from sale of equipment	—	1,663	160	—	1,823
Net cash used in investing activities	—	(9,835)	(1,286)	—	(11,121)
Financing activities
Intercompany investments and loans	22,358	(23,955)	843	754	—
Repayments of long-term debt	(2,081)	—	—	—	(2,081)
Return of capital to BakerCorp International Holdings, Inc.	(51)	—	—	—	(51)
Net cash provided by (used in) financing activities	20,226	(23,955)	843	754	(2,132)
Effect of foreign currency translation on cash	—	—	343	(754)	(411)
Net increase in cash and cash equivalents	—	919	4,316	—	5,235
Cash and cash equivalents, beginning of period	—	14,407	4,258	—	18,665
Cash and cash equivalents, end of period	$—	$15,326	$8,574	$—	$23,900

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended July 31, 2014 (unaudited)
(In thousands)

	Parent (1)	Guarantors (1)	Non- Guarantor Subsidiaries	Eliminations (1)	Total
Operating activities
Net (loss) income	$(3,175)	$16,458	$2,310	$(18,768)	$(3,175)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for (recovery of) doubtful accounts	—	264	(171)	—	93
Provision for excess and obsolete inventory	—	19	—	—	19
Share-based compensation expense	84	554	—	—	638
Loss on sale of subsidiary	—	99	—	—	99
(Gain) loss on sale of equipment	—	(1,297)	212	—	(1,085)
Depreciation and amortization	—	29,984	3,125	—	33,109
Amortization of deferred financing costs	1,281	—	—	—	1,281
Deferred income taxes	(1,958)	(1,603)	(161)	—	(3,722)
Amortization of above market lease	—	(346)	—	—	(346)
Impairment of long-lived assets	—	789	484	—	1,273
Equity in net earnings of subsidiaries, net of taxes	(16,458)	(2,310)	—	18,768	—
Changes in assets and liabilities:
Accounts receivable	—	(3,641)	(1,328)	—	(4,969)
Inventories	—	(1,814)	(11)		(1,825)
Prepaid expenses and other current assets	(34)	(628)	(10)	—	(672)
Accounts payable and other liabilities	476	(6,971)	(4,120)	—	(10,615)
Net cash (used in) provided by operating activities	(19,784)	29,557	330	—	10,103
Investing activities
Purchases of property and equipment	—	(15,639)	(4,646)	—	(20,285)
Proceeds from sale of equipment	—	1,420	111	—	1,531
Proceeds from sale of subsidiary	—	100	—	—	100
Net cash used in investing activities	—	(14,119)	(4,535)	—	(18,654)
Financing activities
Intercompany investments and loans	22,904	(27,339)	4,122	313	—
Repayment of long-term debt	(2,081)	—	—	—	(2,081)
Return of capital to BakerCorp International Holdings, Inc.	(1,039)	—	—	—	(1,039)
Net cash provided by (used in) financing activities	19,784	(27,339)	4,122	313	(3,120)
Effect of foreign currency translation on cash	—	—	(245)	(313)	(558)
Net decrease in cash and cash equivalents	—	(11,901)	(328)	—	(12,229)
Cash and cash equivalents, beginning of period	—	20,930	4,606	—	25,536
Cash and cash equivalents, end of period	$—	$9,029	$4,278	$—	$13,307

(1)	Amounts have been adjusted to reflect the effect of immaterial error corrections.

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

We serve customers in over 15 industries, including oil and gas, industrial and environmental services, environmental remediation, construction, chemicals, transportation, power, and municipal works. During the six months ended July 31, 2015, no single customer accounted for more than 10% of our total revenue.

Revenue growth is generated primarily by increasing the efficiency, scope and scale of our rental fleet and related services to meet demand. Our key business objectives are the following:

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

•	Evaluate the branch and product line structure and profitability to determine whether customers at certain locations may be served in a more profitable manner.

Geographic Operating Performance

Our branches and employees by reportable segment on July 31, 2015 and July 31, 2014 were the following:

	July 31, 2015	July 31, 2014	Change
Branches:
Number of branches-North American Segment (1)	52	67	(15)
Number of branches-European Segment	12	11	1
Total branches	64	78	(14)
Employees:
Number of employees-North American Segment	883	908	(25)
Number of employees-European Segment	113	92	21
Total employees	996	1,000	(4)

(1)
Of the total decrease of 15 branches in the North American Segment from 67 as of July 31, 2014 to 52 as of July 31, 2015, 12 branches were consolidated into other branches for reporting purposes and 3 branches were closed.

Our operations are managed from our corporate headquarters, which is located in Plano, Texas. The majority of our operations, resources, property, and equipment are located in North America, and predominantly in the United States. The United States and Canada comprise our North American segment. We had four branches in Canada on July 31, 2015. Our equipment has the capability to be utilized for multiple applications within North America. We incentivize our local managers to maximize return on assets under their control and have provided systems to enable equipment and resource sharing. As a result, equipment in the U.S. and Canada is readily moved and shared by the local branch managers. The process of equipment and resource sharing within our reportable segments enables us to maximize our efficiency and respond to shifts in customer demand. On July 31, 2015, we had $308.0 million of net property and equipment located in North America.

We serve customers in our European segment from branches located in the Netherlands, Germany, France, the United Kingdom and Poland. Our European operations are headquartered in the Netherlands. Our equipment is transferred between European countries to serve customers as demand dictates. On July 31, 2015, we had $46.5 million of net property and equipment located in Europe.

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

Consolidated Condensed Statements of Operations (unaudited)

The following table presents our results for the three and six months ended July 31, 2015 and July 31, 2014:

	Three Months Ended				Six Months Ended
	July 31, 2015		July 31, 2014		July 31, 2015		July 31, 2014
(In thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Rental revenue	$62,524	79.9%	$66,143	79.7%	$124,377	79.2%	$129,145	79.6%
Sales revenue	4,518	5.8%	5,653	6.8%	9,461	6.0%	11,813	7.3%
Service revenue	11,165	14.3%	11,150	13.5%	23,138	14.8%	21,357	13.1%
Total revenue	78,207	100.0%	82,946	100.0%	156,976	100.0%	162,315	100.0%
Operating expenses:
Employee related expenses	26,202	33.5%	27,993	33.7%	57,466	36.6%	54,663	33.7%
Rental expenses	10,287	13.2%	9,673	11.7%	20,747	13.2%	20,907	12.9%
Repair and maintenance	2,867	3.7%	3,645	4.4%	5,821	3.7%	7,295	4.5%
Cost of goods sold	2,744	3.5%	3,905	4.7%	5,729	3.6%	7,508	4.6%
Facility expenses	6,847	8.8%	6,894	8.3%	14,275	9.1%	13,494	8.3%
Professional fees	821	1.0%	1,005	1.2%	1,695	1.1%	2,608	1.6%
Management fees	132	0.1%	154	0.2%	272	0.2%	303	0.2%
Other operating expenses	3,740	4.8%	4,845	5.8%	7,938	5.1%	9,167	5.6%
Depreciation and amortization	16,399	21.0%	15,910	19.2%	32,718	20.8%	33,109	20.4%
Gain on sale of equipment	(642)	(0.8)%	(686)	(0.8)%	(1,163)	(0.7)%	(1,085)	(0.7)%
Impairment of long-lived assets	—	—%	—	—%	319	0.2%	1,273	0.8%
Total operating expenses	69,397	88.8%	73,338	88.4%	145,817	92.9%	149,242	91.9%
Income from operations	8,810	11.2%	9,608	11.6%	11,159	7.1%	13,073	8.1%
Other expense:
Interest expense, net	10,643	13.6%	10,686	12.9%	21,114	13.4%	21,210	13.1%
Foreign currency exchange loss (gain)	376	0.5%	(247)	(0.3)%	(284)	(0.2)%	(488)	(0.2)%
Other expense, net	—	—%	91	0.1%	—	—%	91	—%
Total other expenses, net	11,019	14.1%	10,530	12.7%	20,830	13.2%	20,813	12.9%
Loss before income taxes	(2,209)	(2.9)%	(922)	(1.1)%	(9,671)	(6.1)%	(7,740)	(4.8)%
Income tax benefit	(831)	(1.1)%	(2,106)	(2.5)%	(3,669)	(2.3)%	(4,565)	(2.8)%
Net (loss) income	$(1,378)	(1.8)%	$1,184	1.4%	$(6,002)	(3.8)%	$(3,175)	(2.0)%

Non-U.S. GAAP Financial Measures

The following is a reconciliation of our net loss to EBITDA and Adjusted EBITDA for the three and six months ended July 31, 2015 and July 31, 2014:

	Three Months Ended		Six Months Ended
(In thousands)	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
Net (loss) income	$(1,378)	$1,184	$(6,002)	$(3,175)
Interest expense, net	10,643	10,686	21,114	21,210
Income tax benefit	(831)	(2,106)	(3,669)	(4,565)
Depreciation and amortization	16,399	15,910	32,718	33,109
EBITDA	$24,833	$25,674	$44,161	$46,579
Foreign currency exchange loss (gain)	376	(247)	(284)	(488)
Financing related costs	24	33	51	78
Severance related costs	—	166	712	595
Sponsor management fees	132	154	272	303
Share-based compensation expense	129	565	517	638
Impairment of long-lived assets	—	—	319	1,273
Branch closure and consolidation costs	236	—	508	—
Software license fees related to impaired asset	180	—	360	—
Other (3)	327	384	721	766
Adjusted EBITDA (1)(2)(3)	$26,237	$26,729	$47,337	$49,744
Adjusted EBITDA margin	33.5%	32.2%	30.2%	30.6%

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

(3)
Beginning in the fourth quarter of fiscal year 2015, Adjusted EBITDA excludes the impact of certain foreign business taxes, which are included in “Other.” Adjusted EBITDA for the three and six months ended July 31, 2014 has been restated to conform to the presentation for the three and six months ended July 31, 2015 and includes the impact from $31,000 and $47,000 of additional foreign business taxes, respectively.

Results of Operations
Three Months Ended - July 31, 2015 compared to July 31, 2014

	Three Months Ended
(In thousands, except Operating Data)	July 31, 2015	July 31, 2014	$ Change		% Change
North America
Rental revenue	$54,744	$57,633	$(2,889)		(5.0)%
Sales revenue	4,518	5,651	(1,133)		(20.0)%
Service revenue	10,506	10,409	97		0.9%
Total North America revenue	69,768	73,693	(3,925)		(5.3)%
Europe
Rental revenue	7,780	8,510	(730)		(8.6)%
Sales revenue	—	2	(2)		(100.0)%
Service revenue	659	741	(82)		(11.1)%
Total European revenue	8,439	9,253	(814)		(8.8)%
Total Consolidated Revenue	$78,207	$82,946	$(4,739)		(5.7)%

Operating Data:
North America
Average utilization (1)	53.2%	55.1%	(190	) bps
Average daily rental rate (2)	$31.97	$33.83	$(1.86)		(5.5)%
Average number of rental units	23,280	24,079	(799)		(3.3)%
Europe
Average utilization (1)	46.2%	49.6%	(340	) bps
Average daily rental rate (2)	$90.97	$114.26	$(23.29)		(20.4)%
Average number of rental units	1,360	1,253	107		8.5%
Consolidated
Average utilization (1)	52.9%	54.8%	(190	) bps
Average daily rental rate (2)	$34.79	$37.45	$(2.66)		(7.1)%
Average number of rental units	24,640	25,332	(692)		(2.7)%

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

Revenue

Consolidated Revenue
Total revenue decreased $4.7 million, or 5.7% from $82.9 million during the three months ended July 31, 2014 to $78.2 million during the three months ended July 31, 2015. Revenue from oil and gas customers decreased by $3.4 million, or 21.8%, during the three months ended July 31, 2015 compared to the three months ended July 31, 2014. Consolidated revenue, excluding oil and gas customers, decreased by $1.3 million, or 2.0%, during the three months ended July 31, 2015 compared to the three months ended July 31, 2014 due to decreases in revenue related to our construction and environmental customers, partially offset by an increase in revenue related to our maintenance customers.

Revenue by reportable segment for three months ended July 31, 2015 is discussed in detail below.

North America
Our North American segment revenue decreased $3.9 million, or 5.3%, during the three months ended July 31, 2015 compared to the three months ended July 31, 2014. Revenue from oil and gas customers decreased by $3.2 million, or 22.4%, during the three months ended July 31, 2015 compared to the three months ended July 31, 2014. Revenue, excluding oil and gas customers, decreased by $0.7 million, or 1.2%, during the three months ended July 31, 2015 compared to the three months ended July 31, 2014 due to decreases in revenue related to our construction and environmental customers, partially offset by an increase in revenue related to our maintenance customers.

Rental Revenue
Rental revenue decreased $2.9 million, or 5.0%, during the three months ended July 31, 2015 compared to the three months ended July 31, 2014. The decrease in rental revenue was primarily driven by a 5.5% decrease in average daily rental rate, a 3.3% decrease in the average number of rental units, and a 190 basis point decrease in average utilization, partially offset by a $1.5 million increase in re-rent revenue. The decrease in the average daily rate was negatively impacted in part from a higher portion of our rental revenue being driven by equipment with lower rental rates. The average number of rental units decreased 799 units, or 3.3%, to 23,280 units during the three months ended July 31, 2015 from 24,079 units during the three months ended July 31, 2014 primarily due to a decrease in our capital expenditures. During the twelve months ended July 31, 2015, we made $28.5 million of capital expenditures in our North American Segment, compared to $47.4 million in the prior fiscal period.

Sales Revenue
Sales revenue decreased by $1.1 million, or 20.0%, during the three months ended July 31, 2015 compared to the three months ended July 31, 2014 as a result of decreased sales of pumps and filtration media.

Service Revenue
Service revenue increased by $0.1 million, or 0.9%, during the three months ended July 31, 2015 compared to the three months ended July 31, 2014. The increase in service revenue was primarily driven by an increase in labor and other services performed in conjunction with projects relating to pumps.

Europe
Total revenue from our European segment decreased by $0.8 million, or 8.8%, during the three months ended July 31, 2015 compared to the three months ended July 31, 2014. Excluding a $1.8 million unfavorable impact on revenue as a result of the dollar strengthening against the Euro and the British Pound Sterling, revenue from our European segment increased by $1.0 million, or 10.7%, during the three months ended July 31, 2015 compared to the three months ended July 31, 2014.

Rental Revenue
Rental revenue decreased by $0.7 million, or 8.6%, during the three months ended July 31, 2015 compared to the three months ended July 31, 2014. Excluding a $1.6 million unfavorable impact on revenue as a result of the dollar strengthening against the Euro and the British Pound Sterling, revenue from our European segment increased by $0.9 million, or 10.2%, during the three months ended July 31, 2015 compared to the three months ended July 31, 2014. Excluding the impact of the change in foreign currency translation rates, the increase in rental revenue was primarily due to the impact from a 8.5% increase in the average number of rental units, partially offset by a 340 basis point decrease in average utilization and a 2.5% decrease in the average daily rate. The decrease in average utilization was driven by the increase in the number of rental units. The available number of rental units increased by 107 units to 1,360 units during the three months ended July 31, 2015 from 1,253 units during the three months ended July 31, 2014, as we continue to invest capital to improve market penetration. The decrease in the average daily rate was primarily due to a higher portion of our rental revenue being driven by equipment with lower rental rates.

Sales Revenue
Sales revenue for Europe was not significant in either period.

Service Revenue
Service revenue for Europe decreased $0.1 million, or 11.1%, during the three months ended July 31, 2015 compared to the three months ended July 31, 2014. The decrease in service revenue was primarily due to a decrease in hauling services performed in conjunction with steel tank-related projects.

Operating Expenses

Consolidated Operating Expenses
Total operating expenses during the three months ended July 31, 2015 decreased by $3.9 million, or 5.4%, compared to the three months ended July 31, 2014. The decrease was primarily attributable to decreased operating expenses of $3.5 million, or 5.3%, in North America which is discussed below. The decrease in North American operating expenses was compounded by our European segment which decreased operating expenses by $0.4 million, or 6.8%, compared to the three months ended July 31, 2014. The North American and European segments do not include an allocation of all inter-segment expenses.

North America
Total operating expenses during the three months ended July 31, 2015 were $63.9 million, a decrease of $3.5 million, or 5.3%, compared to the three months ended July 31, 2014. The decrease was primarily attributable to the following:

•
$1.8 million decrease in employee related expenses primarily due to a $0.9 million decrease in payroll and payroll-related costs, a $0.5 million decrease in insurance expenses, a $0.2 million decrease in severance expense, and a $0.4 million decrease in share-based compensation expense, partially offset by a $0.2 million increase in bonus expense. The decrease in payroll and payroll-related costs was primarily driven by corporate cost reduction programs impacting certain employee benefits and overtime pay. The decrease in insurance expense was driven by lower workers’ compensation rates and a premium decrease as a result of changing from fully-insured to self-insured health plans. The decrease in severance expense was driven by the decrease in costs for former members of management who left the Company during the prior fiscal period. The decrease in share-based compensation expense was due to the remeasurement of our stock options accounted for as liability awards. The increase in bonus expense was the result of our operating results, which were closer to plan.

•	$0.7 million decrease in repair and maintenance expenses primarily due to the reduction of refurbishment efforts for certain aged equipment.

•	$1.2 million decrease in cost of goods sold driven by the decrease in sales revenue.

•
$1.0 million decrease in other operating expenses primarily due to a reduction in advertising and travel expenses. The decrease in advertising expense was driven by lower levels of advertising and promotion. The decrease in travel expense was due to the expansion of Canada and corporate initiatives during the three months ended July 31, 2014.

The decreases in operating expenses detailed above were partially offset by the following:

•
$0.6 million increase within rental expense due to a $1.1 million increase in re-rent expense driven by an increase in re-rent revenue, partially offset by a $0.5 million decrease in fuel expense due to reduced rental fleet activity.

•	$0.6 million increase in depreciation and amortization as we increased our investment in rental fleet during the prior twelve months.

Europe
Operating expenses for the European segment during the three months ended July 31, 2015 were $5.5 million, a decrease of $0.4 million, or 6.8%, compared to the three months ended July 31, 2014. Excluding a $1.2 million favorable impact on operating expenses as a result of the dollar strengthening against the Euro and the British Pound Sterling, operating expenses from our European segment increased by $0.8 million, or 13.7%, during the three months ended July 31, 2015 compared to the three months ended July 31, 2014. Excluding the impact of the change in foreign currency translation rates, the increase in operating expenses was primarily due to increases of $0.5 million and $0.2 million in employee related expenses and rental expenses, respectively. Employee related expenses increased primarily due to higher payroll and payroll-related costs driven by an increase in headcount of 21 employees, or 22.8%, from 92 employees on July 31, 2014 to 113 employees on July 31, 2015. Rental expenses increased due to an increase in rental activity.

 Other Expenses, Net

Consolidated
Other expenses, net during the three months ended July 31, 2015 increased by $0.5 million, or 4.6%, to $11.0 million from $10.5 million during the three months ended July 31, 2014, primarily due to a $0.6 million increase in foreign currency exchange losses driven by the effect that unfavorable foreign currency exchange rate changes had on the revaluation of obligations denominated in Canadian dollars.

Income Tax Benefit
Income tax benefit during the three months ended July 31, 2015 decreased by $1.3 million to $0.8 million from $2.1 million during the three months ended July 31, 2014. The tax benefit decrease was primarily due to a change in the estimated forecast of pre-tax book income and loss for each respective jurisdiction and discrete items related to a future benefit of bad debt impairment recorded during the three months ended July 31, 2014.

Results of Operations
Six Months Ended - July 31, 2015 compared to July 31, 2014

	Six Months Ended
(In thousands, except Operating Data)	July 31, 2015	July 31, 2014	$ Change		% Change
North America
Rental revenue	$109,767	$113,891	$(4,124)		(3.6)%
Sales revenue	9,454	11,811	(2,357)		(20.0)%
Service revenue	21,825	19,967	1,858		9.3%
Total North America revenue	141,046	145,669	(4,623)		(3.2)%
Europe
Rental revenue	14,610	15,254	(644)		(4.2)%
Sales revenue	7	2	5		250.0%
Service revenue	1,313	1,390	(77)		(5.5)%
Total European revenue	15,930	16,646	(716)		(4.3)%
Total Consolidated Revenue	$156,976	$162,315	$(5,339)		(3.3)%

Operating Data:
North America
Average utilization (1)	54.1%	54.8%	(70	) bps
Average daily rental rate (2)	$31.81	$34.03	$(2.22)		(6.5)%
Average number of rental units	23,858	23,870	(12)		(0.1)%
Europe
Average utilization (1)	44.6%	44.8%	(20	) bps
Average daily rental rate (2)	$90.47	$118.43	$(27.96)		(23.6)%
Average number of rental units	1,339	1,242	97		7.8%
Consolidated
Average utilization (1)	53.6%	54.3%	(70	) bps
Average daily rental rate (2)	$34.43	$37.48	$(3.05)		(8.1)%
Average number of rental units	25,196	25,112	84		0.3%

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

Revenue

Consolidated Revenue
Total revenue decreased $5.3 million, or 3.3% from $162.3 million during the six months ended July 31, 2014 to $157.0 million during the six months ended July 31, 2015. Revenue from oil and gas customers decreased by $5.3 million, or 16.3%, during the six months ended July 31, 2015 compared to the six months ended July 31, 2014. Consolidated revenue, excluding oil and gas customers, decreased slightly during the six months ended July 31, 2015 compared to the six months ended July 31, 2014. The net decrease in consolidated revenue, excluding oil and gas customers, was due to decreases in revenue related to our construction and environmental customers, partially offset by an increase in revenue related to our maintenance customers.

Revenue by reportable segment for six months ended July 31, 2015 is discussed in detail below.

North America
Our North American segment revenue decreased $4.6 million, or 3.2%, during the six months ended July 31, 2015 compared to the six months ended July 31, 2014. Revenue from oil and gas customers decreased by $5.0 million, or 16.3%, during the six months ended July 31, 2015 compared to the six months ended July 31, 2014. Revenue, excluding oil and gas customers, increased by $0.4 million, or 0.3%, during the six months ended July 31, 2015 compared to the six months ended July 31, 2014 due to an increase in revenue related to our maintenance customers, partially offset by decreases in revenue related to our construction customers.

Rental Revenue
Rental revenue decreased $4.1 million, or 3.6%, during the six months ended July 31, 2015 compared to the six months ended July 31, 2014. The decrease in rental revenue was primarily driven by a 6.5% decrease in average daily rental rate, a 0.1% decrease in the average number of rental units, and a 70 basis point decrease in average utilization, partially offset by a $2.3 million increase in re-rent revenue. The decrease in the average daily rate was negatively impacted in part from a higher portion of our rental revenue being driven by equipment with lower rental rates. The average number of rental units decreased 12 units, or 0.1%, to 23,858 units during the six months ended July 31, 2015 from 23,870 units during the six months ended July 31, 2014 primarily due to a decrease in our capital expenditures. During the twelve months ended July 31, 2015, we made $28.5 million of capital expenditures in our North American Segment, compared to $47.4 million in the prior fiscal period.

Sales Revenue
Sales revenue decreased by $2.4 million, or 20.0%, during the six months ended July 31, 2015 compared to the six months ended July 31, 2014 as a result of a decrease in pumps and media sales.

Service Revenue
Service revenue increased by $1.9 million, or 9.3%, during the six months ended July 31, 2015 compared to the six months ended July 31, 2014. The increase in service revenue was primarily driven by an increase in labor and other services performed in conjunction with pump-related projects.

Europe
Total revenue from our European segment decreased by $0.7 million, or 4.3%, during the six months ended July 31, 2015 compared to the six months ended July 31, 2014. Excluding a $3.6 million unfavorable impact on revenue as a result of the dollar strengthening against the Euro and the British Pound Sterling, revenue from our European segment increased by $2.9 million, or 17.3%, during the six months ended July 31, 2015 compared to the six months ended July 31, 2014.

Rental Revenue
Rental revenue decreased by $0.6 million, or 4.2%, during the six months ended July 31, 2015 compared to the six months ended July 31, 2014. Excluding a $3.3 million unfavorable impact on revenue as a result of the dollar strengthening against the Euro and the British Pound Sterling, rental revenue from our European segment increased by $2.7 million, or 17.4%, during the six months ended July 31, 2015 compared to the six months ended July 31, 2014. Excluding the impact of the change in foreign currency translation rates, the increase in rental revenue was primarily due to a 7.8% increase in the average number of rental units, partially offset by a 5.3% decrease in the average daily rate and a 20 basis point decrease in average utilization. The decrease in average utilization was driven by the increase in the number of rental units. The average number of rental units increased by 97 units to 1,339 units during the six months ended July 31, 2015 from 1,242 units during the six months ended July 31, 2014, as we continue to invest capital to improve market penetration. We made $4.0 million of capital expenditures in our European Segment during the twelve months ended July 31, 2015. The decrease in the average daily rate was primarily due to a higher portion of our rental revenue being driven by equipment with lower rental rates.

Sales Revenue
Sales revenue for Europe increased slightly during the six months ended July 31, 2015 compared to the six months ended July 31, 2014. As a result, sales revenue did not contribute significantly to the change in total European revenue.

Service Revenue
Service revenue for Europe decreased $0.1 million, or 5.5%, during the six months ended July 31, 2015 compared to the six months ended July 31, 2014. Excluding a $0.3 million unfavorable impact on revenue as a result of the dollar strengthening against the Euro and the British Pound Sterling, service revenue from our European segment increased by $0.2 million, or 16.0%, during the six months ended July 31, 2015 compared to the six months ended July 31, 2014. Excluding the impact of the change in foreign currency translation rates, the increase in service revenue was primarily due to an increase in hauling services performed in conjunction with steel tank-related projects.

Operating Expenses

Consolidated Operating Expenses
Total operating expenses during the six months ended July 31, 2015 decreased by $3.4 million, or 2.3%, compared to the six months ended July 31, 2014. The decrease was primarily attributable to decreased operating expenses of $2.8 million, or 2.0%, in North America which is discussed below. The decrease in North American operating expenses was compounded by our European segment which decreased operating expenses by $0.6 million, or 5.3%, compared to the six months ended July 31, 2014. The North American and European segments do not include an allocation of all inter-segment expenses.

North America
Total operating expenses during the six months ended July 31, 2015 were $134.9 million, a decrease of $2.8 million, or 2.0%, compared to the six months ended July 31, 2014. The decrease was primarily attributable to the following:

•
$1.3 million decrease in repair and maintenance expenses primarily due to the reduction of certain regulatory compliance costs and refurbishment efforts for certain aged equipment during the six months ended July 31, 2014.

•	$1.8 million decrease in cost of goods sold driven by the decrease in sales revenue.

•	$0.9 million decrease in professional and legal fees as a result of the resolution of several legal matters during fiscal year 2015 and lower consulting costs.

•
$1.2 million decrease in other operating expenses primarily due to decreases of $0.7 million in advertising expense and $0.4 million in travel expense. The decrease in advertising expense was driven by reduced advertising and trade show costs. The decrease in travel expense was due to the expansion of Canada and corporate initiatives during the six months ended July 31, 2014.

•
Impairment of long-lived assets decreased by $1.0 million from $1.3 million during the six months ended July 31, 2014 to $0.3 million during the six months ended July 31, 2015. During the six months ended July 31, 2014, we wrote down certain assets by $1.3 million driven by our decision to sell our wholly-owned subsidiary in Mexico. During the six months ended July 31, 2015, we reassessed our plans for the use of an internally developed software and decided to shift to a different platform which would provide the same services at a lower maintenance cost. We wrote down the value of the internally developed software as no future benefits were expected to be realized. We recorded an impairment charge of $0.3 million in our North American segment, which represented the remaining net book value of the internally developed software.

The decreases in operating expenses detailed above were partially offset by the following:

•
$2.6 million increase in employee related expenses primarily due to a $1.4 million increase in payroll and payroll-related costs, a $0.6 million increase in insurance expense, a $0.6 million increase in bonus expense, and a $0.2 million increase in severance expense, partially offset by a $0.1 million decrease in share-based compensation expense. The increase in payroll and payroll-related costs was driven primarily by an increase in average headcount of 31 additional employees, or 3.5%, from 891 employees during the six months ended July 31, 2014 to 922 employees during the six months ended July 31, 2015. The increase in insurance expense was driven by higher costs due to a change from self-insured to fully-insured health plans on July 1, 2014 and the associated premium increase. We reverted to a self-insured employee medical program effective July 1, 2015. The increase in bonus expense was the result of our operating results, which were closer to plan. The increase in severance expense was due to the termination of certain employees during the three months ended April 30, 2015. The decrease in share-based compensation expense was due to the remeasurement of our stock options accounted for as liability awards.

•	$1.0 million increase in facility expenses due to increases in rent and property taxes of $0.5 million and $0.3 million, respectively, and various other expenses of $0.2 million.

Europe
Operating expenses for the European segment during the six months ended July 31, 2015 were $10.9 million, a decrease of $0.6 million, or 5.3%, compared to the six months ended July 31, 2014. Excluding a $2.5 million favorable impact on operating expenses as a result of the dollar strengthening against the Euro and the British Pound Sterling, operating expenses from our European segment increased by $1.9 million, or 16.3%, during the six months ended July 31, 2015 compared to the six months ended July 31, 2014. Excluding the impact of the change in foreign currency translation rates, the increase in operating expenses was primarily due to increases of $1.3 million and $0.5 million in employee related expenses and rental expenses, respectively. Employee related expenses increased primarily due to a $1.1 million increase in payroll and payroll-related costs and a $0.4 million increase in bonus expense. The increase in payroll and payroll-related costs was driven by an increase in average headcount of 26 employees, or 30.6%, from 85 employees during the six months July 31, 2014 to 111 employees during the six months ended July 31, 2015. The increase in bonus expense was due to our operating results, which were closer to plan. Rental expenses increased due to an increase in rental activity.

 Other Expenses, Net

Consolidated
Other expenses, net increased slightly during the six months ended July 31, 2015. As a result, other expenses, net did not contribute significant to the change in our consolidated net loss.

Income Tax Benefit
Income tax benefit during the six months ended July 31, 2015 decreased by $0.9 million to $3.7 million from $4.6 million during the six months ended July 31, 2014. The tax benefit decrease was primarily due to a change in the estimated forecast of pre-tax book income and loss for each respective jurisdiction and discrete items primarily related to a future benefit of bad debt impairment recorded during the three months ended July 31, 2014.

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

On July 31, 2015 and January 31, 2015, our cash and cash equivalents by geography were the following:

(In thousands)	July 31, 2015	January 31, 2015	$ Change	% Change
United States	$15,326	$14,407	$919	6.4%
Europe	7,695	3,482	4,213	121.0%
Canada	879	776	103	13.3%
Total cash and cash equivalents	$23,900	$18,665	$5,235	28.0%

Our cash held outside the United States may be repatriated to the United States but, under current law, may be subject to United States federal income taxes, less applicable foreign tax credits. We do not plan to repatriate cash balances from our foreign subsidiaries to fund our operations within the United States. We have not provided for the United States federal tax liability on these amounts as this cash is considered permanently reinvested outside of the United States. We utilize a variety of cash planning strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Our intent is to meet our domestic liquidity needs through ongoing cash flow, external borrowings, or both.

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

We invest in new equipment for several reasons, including:

•	to expand our current product lines within markets where we already operate;

•	to enter new geographic regions;

•	to add additional product offerings in response to customer or market demands; and

•	to replace equipment that has been retired because it is no longer functional.

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

Debt
On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”) ($45.0 million available on July 31, 2015) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”). (Refer to Note 9, “Debt” of the notes to the consolidated condensed financial statements for further details.)

Credit Facility

On February 7, 2013, we entered into a first amendment to our Credit Facility (the “First Amendment”), to refinance our Credit Facility. Pursuant to the First Amendment, we borrowed $384.2 million of term loans (the “Amended Senior Term Loan”) to refinance a like amount of term loans (the “Original Term Loan”) under the Credit Facility. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin, subject to a LIBOR floor of 1.25%. The LIBOR margin applicable to the Amended Senior Term Loan is 3.00%, which is 0.75% less than the LIBOR margin applicable to the Original Term Loan. In addition, pursuant to the First Amendment, among other things, (i) the Senior Term Loan maturity date was extended to February 7, 2020, provided that the maturity will be March 2, 2019 if the Amended Senior Term Loan is not repaid or refinanced on or prior to March 2, 2019, (ii) the Revolving Credit Facility maturity date was extended to February 7, 2018, and (iii) we obtained increased flexibility with respect to certain covenants and restrictions relating to the Company’s ability to incur additional debt, make investments, debt prepayments, and acquisitions. Principal on the Senior Term Loan is payable in quarterly installments of $1.0 million. Furthermore, the excess cash flow prepayment requirement is in effect until the maturity date.

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

Under the Credit Facility, we may be required to satisfy and maintain a total leverage ratio not in excess of the leverage ratio specified in the table below if there is an outstanding balance on the Revolving Credit Facility of 25% or more of the committed amount on any quarter end:

October 2015	6.50:1.00
Thereafter	6.00:1.00

The total leverage ratio is calculated as our net debt (total debt less cash and cash equivalents) divided by our trailing twelve months’ adjusted EBITDA.

On July 31, 2015, we did not have an outstanding balance on the Revolving Credit Facility; therefore, on July 31, 2015, we were not subject to a leverage test. Additionally, on July 31, 2015, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

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

Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. We amortized $0.7 million and $0.7 million of deferred financing costs during three months ended July 31, 2015 and July 31, 2014, respectively, and $1.4 million and $1.3 million during the six months ended July 31, 2015 and July 31, 2014, respectively.

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

Interest and Fees
Interest and fees related to our Credit Facility and the Notes were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
Credit Facility interest and fees(1)	$4,901	$3,421	$9,651	$8,203
Notes interest and fees (2)	5,246	6,737	10,486	11,952
Total interest and fees	$10,147	$10,158	$20,137	$20,155

(1)	Interest on the Amended Term Loan is payable quarterly based upon an interest rate of 4.25%.

(2)	Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt
On July 31, 2015, the schedule of minimum required principal payments relating to the Credit Facility and the Notes for each of the twelve months ending January 31 are due according to the table below:

(In thousands)	Principal Payments on Debt
Remainder of the fiscal year ending January 31, 2016	$2,081
2017	4,163
2018	4,163
2019	4,163
2020	634,414
Total	$648,984

Sources and Uses of Cash
Our sources and uses of cash for selected line items in our consolidated condensed statement of cash flows were as follows:

	Six Months Ended July 31, 2015
(In thousands)	July 31, 2015	July 31, 2014	$ Change
Net loss	$(6,002)	$(3,175)	$(2,827)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	582	93	489
Provision for excess and obsolete inventory	7	19	(12)
Share-based compensation expense	517	638	(121)
Loss on sale of subsidiary	—	99	(99)
Gain on sale of equipment	(1,163)	(1,085)	(78)
Depreciation and amortization	32,718	33,109	(391)
Amortization of deferred financing costs	1,352	1,281	71
Deferred income taxes	(3,494)	(3,722)	228
Amortization of above-market lease	(237)	(346)	109
Impairment of long-lived assets	319	1,273	(954)
Changes in assets and liabilities:
Accounts receivable	337	(4,969)	5,306
Inventories	(2,226)	(1,825)	(401)
Prepaid expenses and other assets	483	(672)	1,155
Accounts payable and other liabilities	(4,294)	(10,615)	6,321
Cash provided by operating activities	18,899	10,103	8,796
Cash used in investing activities	(11,121)	(18,654)	7,533
Cash used in financing activities	(2,132)	(3,120)	988
Effect of foreign currency translation on cash	(411)	(558)	147
Net increase (decrease) in cash and cash equivalents	$5,235	$(12,229)	$17,464

Cash Provided by Operating Activities
Cash flow from operations during the six months ended July 31, 2015 totaled $18.9 million, an increase of $8.8 million compared to the six months ended July 31, 2014. This increase was primarily related to the following:

•
The change in accounts receivable resulted in a $5.3 million increase to cash provided by operating activities primarily due to an increase in accounts receivable due to higher sales during the prior fiscal period and slower collections. Our days-sales outstanding during the three months ended July 31, 2015 and July 31, 2014, were 81.0 and 76.6, respectively.

•
The change in accounts payable and other liabilities resulted in a $6.3 million increase to cash provided by operating activities primarily due to reduced capital expenditures compared to the prior fiscal period.

•
The change in prepaid expenses and other assets resulted in a $1.2 million increase to cash provided by operating activities primarily as a result of cash received for income and other taxes during the six months ended July 31, 2015.

The increases above were partially offset by the following:

•	Net loss increased $2.8 million from a net loss of $3.2 million during the six months ended July 31, 2014 to a net loss of $6.0 million during the six months ended July 31, 2015.

•
The impairment of long-lived assets resulted in a $1.0 million decrease. See Note 5, “Property and Equipment, Net” of the notes to the consolidated condensed financial statements for further information.

Cash Used In Investing Activities
Cash used in investing activities consists of cash used to purchase property and equipment, partially offset by proceeds from the sale of equipment from our rental fleet. Purchases of property and equipment totaled $12.9 million and $20.3 million during the six months ended July 31, 2015 and July 31, 2014, respectively. Proceeds from equipment sales totaled $1.8 million and $1.5 million during the six months ended July 31, 2015 and July 31, 2014, respectively. We will continue to monitor our capital expenditures to support our branch expansion and to address demand in our key markets.

Cash Used In Financing Activities
Cash used in financing activities during the six months ended July 31, 2015 decreased $1.0 million compared to the six months ended July 31, 2014 primarily due to fewer stock option exercises. We returned $1.0 million of capital to BakerCorp International Holdings, Inc. for stock options exercised during the six months ended July 31, 2014.

Effect of Exchange Rate Changes on Cash
The effect of foreign currency translation on cash resulted in decreases of $0.4 million and $0.6 million to cash and cash equivalents during the six months ended July 31, 2015 and the six months ended July 31, 2014, respectively. The Euro/USD, the British Pound Sterling/USD and Canadian dollar/USD spot rates decreased from 1.339, 1.689, and 0.918, respectively, on July 31, 2014 to 1.097, 1.558, and 0.766, respectively, on July 31, 2015.

Hedging Activities
We use interest rate swap agreements to effectively convert a portion of our debt with variable interest rates into a fixed interest rate obligation. Under our interest rate swap agreements, we typically agree to pay the counterparty a fixed interest rate in exchange for receiving interest payments based on an interest rate that will vary similarly to the rate on the debt that we are attempting to hedge. We have historically conducted our swaps with large well-capitalized counterparties whom we determined to be creditworthy.

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

On July 31, 2015, there were seven swap agreements with a total notional amount of $214.0 million outstanding, six with a five-year term and a notional value totaling $150.0 million with a fixed rate of 2.35%, and one with a three-year term and a notional amount totaling $64.0 million with a fixed rate of 1.64%. On July 31, 2015 and January 31, 2015, the liability recorded related to interest rate swaps was $1.9 million and $2.7 million, respectively, with no unrealized gain or loss recorded in the consolidated condensed statements of operations for the ineffective portion of the change in fair value of the interest rate swap agreements.

Contractual Obligations
There has been no material change to our contractual obligations as disclosed in our 2015 Annual Report.

Off-Balance Sheet Arrangements
    On July 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies, Estimates, and Judgments
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, judgments and assumptions, including those related to revenue recognition, allowances for doubtful accounts, warranties, inventory valuation, customer rebates, sales allowances, medical insurance claims, litigation accruals, impairment of long-lived assets, intangible assets and goodwill, income taxes, share-based compensation (expense and liability), and derivatives. We believe our estimates, judgments and assumptions are reasonable; however, actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the six months ended July 31, 2015 to the items that we disclosed as our critical accounting policies, estimates, and judgments included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

Item 4. Controls and Procedures
The Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2015. There have been no changes in our internal control over financial reporting during the three months ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BAKERCORP INTERNATIONAL, INC.

Date:	September 14, 2015	By:	/s/ Robert Craycraft
Robert Craycraft
President and Chief Executive Officer

		By:	/s/ Raymond Aronoff
Raymond Aronoff
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document