Form 10-Q
period 2015-10-31
BakerCorp International, Inc.
filed 2015-12-14
CIK 1550377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
 FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no public market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, par value $0.01 per share, outstanding on December 7, 2015.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BakerCorp International, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(In thousands, except share and per share amounts)

	October 31, 2015	January 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,086	$18,665
Accounts receivable, less allowance for doubtful accounts of $5,033 and $2,981 on October 31, 2015 and January 31, 2015, respectively	67,587	70,758
Inventories, net	8,343	7,337
Prepaid expenses and other current assets	5,397	5,905
Deferred tax assets	5,776	5,776
Total current assets	128,189	108,441
Property and equipment, net	345,573	368,299
Goodwill	242,750	309,714
Other intangible assets, net	408,893	430,223
Deferred financing costs, net	472	635
Other long-term assets	549	541
Total assets	$1,126,426	$1,217,853
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$17,017	$21,189
Accrued expenses	25,351	20,389
Current portion of long-term debt (net of deferred financing costs of $2,658 and $2,543 on October 31, 2015 and January 31, 2015, respectively)	1,505	1,618
Total current liabilities	43,873	43,196
Long-term debt, net of current portion (net of deferred financing costs of $6,995 and $9,002 on October 31, 2015 and January 31, 2015, respectively)	636,785	637,903
Deferred tax liabilities	173,381	186,780
Fair value of interest rate swap liabilities	1,429	2,725
Share-based compensation liability	2,023	2,836
Other long-term liabilities	2,070	2,165
Total liabilities	859,561	875,605
Commitments and contingencies	—	—
Shareholder’s equity:
Common stock, $0.01 par value; 100,000 shares authorized; 100 shares issued and outstanding on October 31, 2015 and January 31, 2015	—	—
Additional paid-in capital	391,023	390,829
Accumulated other comprehensive loss	(38,287)	(35,774)
Accumulated deficit	(85,871)	(12,807)
Total shareholder’s equity	266,865	342,248
Total liabilities and shareholder’s equity	$1,126,426	$1,217,853

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations (unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
Revenue:
Rental revenue	$62,755	$70,791	$187,132	$199,936
Sales revenue	4,252	6,333	13,713	18,146
Service revenue	11,473	11,713	34,611	33,070
Total revenue	78,480	88,837	235,456	251,152
Operating expenses:
Employee related expenses	25,007	28,402	82,473	83,065
Rental expenses	10,544	11,679	31,291	32,586
Repair and maintenance	2,964	3,276	8,785	10,571
Cost of goods sold	2,691	3,674	8,420	11,182
Facility expenses	7,309	7,319	21,584	20,813
Professional fees	759	1,063	2,454	3,671
Management fees	141	162	413	465
Other operating expenses	4,838	5,525	12,776	14,692
Depreciation and amortization	15,201	16,717	47,919	49,826
Gain on sale of equipment	(629)	(1,102)	(1,792)	(2,187)
Impairment of goodwill and other intangible assets	74,248	—	74,248	—
Impairment of long-lived assets	2,729	2,091	3,048	3,364
Total operating expenses	145,802	78,806	291,619	228,048
(Loss) income from operations	(67,322)	10,031	(56,163)	23,104
Other expenses:
Interest expense, net	10,584	10,598	31,698	31,808
Foreign currency exchange loss (gain), net	352	394	68	(94)
Other (income) expense, net	—	(7)	—	84
Total other expenses, net	10,936	10,985	31,766	31,798
Loss before income tax benefit	(78,258)	(954)	(87,929)	(8,694)
Income tax benefit	(11,196)	(604)	(14,865)	(5,169)
Net loss	$(67,062)	$(350)	$(73,064)	$(3,525)

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Loss (unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
Net loss	$(67,062)	$(350)	$(73,064)	$(3,525)
Other comprehensive income (loss), net of tax
Unrealized gain on interest rate swap agreements, net of tax expense of $174, $64, $502 and $353, respectively	276	101	794	591
Change in foreign currency translation adjustments	460	(9,959)	(3,307)	(11,244)
Other comprehensive income (loss)	736	(9,858)	(2,513)	(10,653)
Total comprehensive loss	$(66,326)	$(10,208)	$(75,577)	$(14,178)

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended
	October 31, 2015	October 31, 2014
Operating activities
Net loss	$(73,064)	$(3,525)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	2,071	686
Provision for excess and obsolete inventory, net	15	(16)
Share-based compensation expense	298	2,218
Loss on sale of subsidiary	—	99
Gain on sale of equipment	(1,792)	(2,187)
Depreciation and amortization	47,919	49,826
Amortization of deferred financing costs	2,048	1,942
Deferred income taxes	(13,692)	(4,464)
Amortization of above-market lease	(286)	(522)
Impairment of goodwill and other intangible assets	74,248	—
Impairment of long-lived assets	3,048	3,364
Changes in assets and liabilities:
Accounts receivable	881	(11,768)
Inventories	(1,023)	(1,927)
Prepaid expenses and other assets	454	557
Accounts payable and other liabilities	260	(7,967)
Net cash provided by operating activities	41,385	26,316
Investing activities
Purchases of property and equipment	(18,439)	(29,769)
Proceeds from sale of equipment	2,891	3,063
Proceeds from sale of subsidiary	—	100
Net cash used in investing activities	(15,548)	(26,606)
Financing activities
Repayment of long-term debt	(3,122)	(3,122)
Return of capital to BakerCorp International Holdings, Inc.	(126)	(1,717)
Net cash used in financing activities	(3,248)	(4,839)
Effect of foreign currency translation on cash	(168)	(606)
Net increase (decrease) in cash and cash equivalents	22,421	(5,735)
Cash and cash equivalents, beginning of period	18,665	25,536
Cash and cash equivalents, end of period	$41,086	$19,801

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$24,767	$24,989
Income taxes	$1,370	$1,004
Non-cash financing and investing activities:
Return of capital to BakerCorp International Holdings, Inc. related to a settlement of options for shares of common stock in BakerCorp International Holdings Inc.	$791	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

BakerCorp International, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements (unaudited)

Note 1. Organization, Description of Business, and Basis of Presentation
We are a provider of liquid and solid containment solutions, operating within a specialty sector of the broader industrial services industry. Our revenue is generated by providing rental equipment, customized solutions, and a comprehensive suite of services to our customers. We provide a wide variety of steel and polyethylene temporary storage tanks, roll-off containers, pumps, filtration, pipes, hoses and fittings, shoring, and related products to a broad range of customers for a number of applications. Tank and roll-off container applications include the storage of water, chemicals, waste streams, and solid waste. Pump applications include the pumping of groundwater, municipal waste, and other fluids. Filtration applications include the separation of various solids from liquids. We have branches within 24 states in the United States as well as branches in Canada, France, Germany, the Netherlands and the United Kingdom. For reporting purposes, a branch is defined as a location with at least one employee. As used herein, the terms “Company,” “we,” “us,” and “our” refer to BakerCorp International, Inc. and its subsidiaries, unless the context indicates to the contrary.

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three and nine months ended October 31, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Note 2. Accounting Pronouncements
Recently Issued Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in the balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by ASU 2015-17. For nonpublic business entities, ASU 2015-17 is effective for reporting periods beginning after December 15, 2017, and interim periods in annual periods beginning after December 31, 2018 and may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted. Other than the revised balance sheet presentation of deferred tax assets from a current to a noncurrent asset and related disclosures, adoption of the standard is not expected to have an impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are identified, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. For nonpublic business entities, ASU 2015-16 is effective for reporting periods beginning after December 15, 2016, and interim periods in annual periods beginning after December 31, 2017 and is applied prospectively. Early adoption is permitted. Adoption of the standard is not expected to have an impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU No. 2015-11”). ASU No. 2015-11 requires inventory to be measured “at the lower of cost and net realizable value.” Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. For nonpublic business entities, ASU No. 2015-11 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact that the adoption of these provisions will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU No. 2015-05”). ASU No. 2015-05 amends ASC 350, “Intangibles - Goodwill and Other.” The amendments provide guidance as to whether a cloud computing arrangement includes a software license and, based on that determination, how to account for such arrangements. The amendments may be applied on either a prospective or retrospective basis. The provisions are effective for annual periods beginning after December 15, 2017, and interim periods in annual periods beginning after December 31, 2018. Early adoption is permitted. We are currently evaluating the impact that the adoption of these provisions will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”). ASU No. 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The update requires retrospective application and represents a change in accounting principle. ASU 2015-03 does not specifically address requirements for the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. In August 2015, the FASB issued ASU 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” clarifying that debt issuance costs related to line-of-credit arrangements could be presented as an asset and amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The standard is effective for nonpublic entities for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. Other than the revised balance sheet presentation of debt issuance costs from an asset to a deduction from the carrying amount of the debt liability and related disclosures, the adoption of the standard is not expected to have an impact on our consolidated financial statements.

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

Note 3. Changes in Accumulated Other Comprehensive Loss

The following table includes the components of accumulated other comprehensive loss, net of tax, for the three months ended October 31, 2015:

(In thousands)	Unrealized Loss on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Balance at July 31, 2015	$(1,158)	$(37,865)	$(39,023)
Other comprehensive income before reclassifications	276	460	736
Net other comprehensive income	276	460	736
Balance at October 31, 2015	$(882)	$(37,405)	$(38,287)
(1)     Unrealized income on interest rate swap agreements is net of tax expense of $174 for the three months ended October 31, 2015.

The following table includes the components of accumulated other comprehensive loss, net of tax, for the three months ended October 31, 2014:

(In thousands)	Unrealized Loss on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Balance at July 31, 2014	$(1,971)	$(9,532)	$(11,503)
Other comprehensive income (loss) before reclassifications	101	(9,959)	(9,858)
Net other comprehensive income (loss)	101	(9,959)	(9,858)
Balance at October 31, 2014	$(1,870)	$(19,491)	$(21,361)
(1)     Unrealized income on interest rate swap agreements is net of tax expense of $64 for the three months ended October 31, 2014.

The following table includes the components of accumulated other comprehensive loss, net of tax, for the nine months ended October 31, 2015:

(In thousands)	Unrealized Loss on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Balance at January 31, 2015	$(1,676)	$(34,098)	$(35,774)
Other comprehensive income (loss) before reclassifications	794	(3,307)	(2,513)
Net other comprehensive income (loss)	794	(3,307)	(2,513)
Balance at October 31, 2015	$(882)	$(37,405)	$(38,287)
(1)     Unrealized income on interest rate swap agreements is net of tax expense of $502 for the nine months ended October 31, 2015.

The following table includes the components of accumulated other comprehensive loss, net of tax, for the nine months ended October 31, 2014:

(In thousands)	Unrealized Loss on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Balance at January 31, 2014	$(2,461)	$(8,247)	$(10,708)
Other comprehensive income (loss) before reclassifications	591	(11,244)	(10,653)
Net other comprehensive income (loss)	591	(11,244)	(10,653)
Balance at October 31, 2014	$(1,870)	$(19,491)	$(21,361)
(1)     Unrealized income on interest rate swap agreements is net of tax expense of $353 for the nine months ended October 31, 2014.

Note 4. Inventories, Net

Inventories, net consisted of the following on October 31, 2015 and January 31, 2015:

(In thousands)	October 31, 2015	January 31, 2015
Finished goods	$3,558	$4,733
Work-in-process	1,338	595
Components	4,125	2,672
Less: inventory reserve	(678)	(663)
Inventories, net	$8,343	$7,337

Note 5. Property and Equipment, Net

Property and equipment, net consisted of the following on October 31, 2015:

(In thousands)	Cost	Accumulated Depreciation	Net Carrying Amount
Assets held for rent:
Secondary containment	$4,929	$(3,768)	$1,161
Boxes	28,030	(11,907)	16,123
Filtration	10,475	(4,568)	5,907
Generators and light towers	316	(208)	108
Pipes, hoses and fittings	19,609	(15,008)	4,601
Non-steel containment	6,924	(2,004)	4,920
Pumps	54,793	(29,449)	25,344
Shoring	3,836	(2,685)	1,151
Steel containment	333,203	(73,882)	259,321
Tank trailers	1,781	(1,490)	291
Construction in progress	976	—	976
Total assets held for rent	464,872	(144,969)	319,903
Assets held for use:
Leasehold improvements	3,426	(2,075)	1,351
Machinery and equipment	39,615	(24,175)	15,440
Office furniture and equipment	4,873	(3,379)	1,494
Software	10,680	(5,577)	5,103
Construction in progress	2,282	—	2,282
Total assets held for use	60,876	(35,206)	25,670
Total	$525,748	$(180,175)	$345,573

Property and equipment, net consisted of the following on January 31, 2015:

(In thousands)	Cost	Accumulated Depreciation	Net Carrying Amount
Assets held for rent:
Secondary containment	$4,594	$(3,212)	$1,382
Boxes	26,318	(10,061)	16,257
Filtration	9,903	(4,159)	5,744
Generators and light towers	279	(230)	49
Pipes, hoses and fittings	16,677	(11,994)	4,683
Non-steel containment	6,851	(1,668)	5,183
Pumps	52,804	(24,742)	28,062
Shoring	4,068	(2,670)	1,398
Steel containment	331,940	(59,258)	272,682
Tank trailers	1,856	(1,303)	553
Construction in progress	5,890	—	5,890
Total assets held for rent	461,180	(119,297)	341,883
Assets held for use:
Leasehold improvements	3,001	(1,786)	1,215
Machinery and equipment	35,949	(20,440)	15,509
Office furniture and equipment	5,439	(3,626)	1,813
Software	7,163	(3,247)	3,916
Construction in progress	3,963	—	3,963
Total assets held for use	55,515	(29,099)	26,416
Total	$516,695	$(148,396)	$368,299

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related carrying value of the asset to its estimated fair value.

During the three months ended April 30, 2015, we reassessed our plans for the use of certain internally developed software and decided to shift to a different platform which will provide the same services at a lower maintenance cost. We wrote down the value of the internally developed software as no future benefits were expected to be realized. Consequently, during the three months ended April 30, 2015, we recorded an impairment charge of $0.3 million in our North American segment, which represented the remaining net book value of the internally developed software.

During the three months ended October 31, 2015, we determined that the limited sales volume for certain aged property and equipment was a potential indicator of impairment. We determined that the net book value of these assets exceeded the assets’ estimated fair value. Consequently, during the three months ended October 31, 2015, we recorded an impairment charge of $2.7 million in our North American segment.

In addition, due to certain indicators of impairment identified during our interim impairment test of goodwill (see Note 6), we assessed our long-lived assets for impairment. We tested the property and equipment for recoverability by comparing the sum of undiscounted cash flows to the carrying value of the North American reporting unit asset group and concluded there were no remaining indicators of impairment.

Depreciation and amortization expense related to property and equipment for the three months ended October 31, 2015 and October 31, 2014 was $11.2 million and $12.6 million, respectively. Depreciation and amortization expense related to property and equipment for the nine months ended October 31, 2015 and October 31, 2014 was $35.7 million and $37.5 million, respectively.

Note 6. Goodwill and Other Intangible Assets, Net

Goodwill

Goodwill by reportable segment and reporting units on October 31, 2015 and January 31, 2015 and the changes in the carrying amount of goodwill during the nine months ended October 31, 2015 were the following:

(In thousands)	North America	Europe	Total
Balance at January 31, 2015	$257,052	$52,662	$309,714
Impairments	(65,711)	—	(65,711)
Adjustments (1)	—	(1,253)	(1,253)
Balance at October 31, 2015	$191,341	$51,409	$242,750

(1)	The adjustments to goodwill were the result of fluctuations in foreign currency exchange rates used to translate the balance into U.S. dollars.

We evaluate the carrying value of goodwill annually on November 1st during the fourth quarter of each fiscal year and more frequently if we believe indicators of impairment exist. In evaluating goodwill, a two-step goodwill impairment test is applied to each reporting unit.

In the first step of the impairment test, we compare the estimated fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. We estimate the fair value of our reporting units based on income and market approaches. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured (the second step or “Step 2”). Any change in the assumptions input into the fair value model, which include market-driven assumptions, could result in future impairments.

On October 1, 2015, we performed an interim impairment test due to deterioration in operating results, a revised forecast and negative industry trends. Under the first step of the impairment test, we determined the carrying value of the North American reporting unit exceeded fair value. For the European reporting unit, there was no indication of potential goodwill impairment. We then performed the second step of the impairment test for the North American reporting unit and calculated the implied fair value of goodwill, which was less than its carrying value. Based on our preliminary analysis, we recorded a non-cash goodwill impairment charge of $65.7 million in our North American reporting unit. This impairment charge, which is included under the caption “Impairment of goodwill and other intangible assets” in our consolidated statements of operations for the three and nine months ended October 31, 2015, does not impact our operations, compliance with our debt covenants or our cash flows. No impairment charges were recorded for our European reporting unit.

In calculating the fair value of our North American reporting unit under the first step, we gave equal weight to the income approach, which analyzed projected discounted cash flows, and the market approach, which considered comparable public companies as well as comparable industry transactions. Under the income approach, the following Level 3 estimates and assumptions were used in the discounted cash flow analysis:

•	Long-term EBITDA margin range of 29.3% to 32.8%, reflecting our historical and forecasted profit margins;

•	Long-term revenue growth rate range of 3.0% to 5.2% based on long-term nominal growth rate potential;

•	Assumptions regarding future capital expenditures reflective of maintaining our rental fleet under normalized operations; and

•	A discount rate of 9.0% based on our weighted average cost of capital.

Additionally, under the market approach, we used other significant observable market inputs including various peer company comparisons and industry transaction data. Changes in these estimates or assumptions could materially affect the determination of fair value and the conclusions of the step one analysis for the reporting unit.

The completion of Step 2 of the goodwill impairment test for our North American reporting unit is subject to the finalization of the fair value of property and equipment, other intangible assets, deferred taxes and leases which we expect to complete prior to filing our 2016 Annual Report on Form 10-K. We believe that the preliminary estimate of the goodwill impairment is reasonable and represents our best estimate as of the date thereof based on assumptions that are subject to inherent uncertainty. There can be no assurance that no material adjustments to the preliminary estimate will be required as Step 2 is finalized. Following the completion of Step 2, we will adjust our preliminary estimate, if necessary, and record any required adjustment in our consolidated financial statements for the fiscal year ended January 31, 2016.

Other Intangible Assets, Net

The components of other intangible assets, net on October 31, 2015 and January 31, 2015 were the following:

	October 31, 2015			January 31, 2015
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Carrying amount:
Customer relationships (25 years) (1)	$400,970	$(70,838)	$330,132	$401,403	$(58,873)	$342,530
Customer backlog (2 years)	200	(200)	—	200	(120)	80
Developed technology (11 years) (1)	1,641	(282)	1,359	1,647	(171)	1,476
Trade name (Indefinite) (2)	77,402	—	77,402	86,137	—	86,137
Total carrying amount	$480,213	$(71,320)	$408,893	$489,387	$(59,164)	$430,223

(1)
The decrease in the gross intangible assets balance on October 31, 2015 compared to January 31, 2015 was the result of fluctuations in the foreign currency exchange rates used to translate foreign intangible asset balances into U.S. dollars.

(2)
$8.5 million of the total decrease in the gross intangible assets balance on October 31, 2015 compared to January 31, 2015 is due to the impairment charge recorded during the three months ended October 31, 2015 (see further details below). The remaining decrease was the result of fluctuations in the foreign currency exchange rates used to translate foreign intangible asset balances into U.S. dollars.

We evaluate the carrying value of our indefinite-lived intangible asset (trade name) annually during the fourth quarter of each fiscal year and more frequently if we believe indicators of impairment exist. To test our indefinite-lived intangible asset for impairment, we compare the fair value of our indefinite-lived intangible asset to carrying value. We estimate the fair value using an income approach using the asset’s projected discounted cash flows. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than the carrying value.

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

Due to certain indicators of impairment identified during our October 1, 2015 interim impairment test of goodwill, we assessed our indefinite and definite-lived intangible assets for impairment. Based on our analysis, we preliminarily concluded that the carrying value of our indefinite-lived intangible asset (trade name) exceeded its fair value and recorded an impairment charge of $8.5 million in our North American reporting unit. This impairment charge, which is included under the caption “Impairment of goodwill and other intangible assets” in our consolidated statements of operations for the three and nine months ended October 31, 2015, does not impact our operations, compliance with our debt covenants or our cash flows. We estimated the fair value of our trade name using the relief-from-royalty method, which uses several significant assumptions, including an estimate of useful life and revenue projections that consider historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The following estimates and assumptions were also used in the relief-from-royalty method:

•	Royalty rate of 2.0% based on market observed royalty rates; and

•	A discount rate of 10.0% based on the required rate of return for the trade name asset.

As of October 31, 2015, there was no impairment of our definite-lived intangible assets.

Amortization expense related to intangible assets for the three months ended October 31, 2015 and October 31, 2014 was $4.0 million and $4.1 million, respectively. Amortization expense related to intangible assets for the nine months ended October 31, 2015 and October 31, 2014 was $12.2 million and $12.3 million, respectively. Estimated amortization expense for the fiscal periods ending January 31 is as follows:

(In thousands)	Estimated Amortization Expense
Remainder of the fiscal year ending January 31, 2016	$4,047
2017	16,188
2018	16,188
2019	16,188
2020	16,188
Thereafter	262,692
Total	$331,491

Note 7. Accrued Expenses
Accrued expenses consisted of the following:

(In thousands)	October 31, 2015	January 31, 2015
Accrued compensation	$10,240	$11,732
Accrued insurance	1,077	29
Accrued interest	8,247	3,350
Accrued professional fees	522	382
Accrued taxes	4,031	4,011
Accrued above market lease liability	154	325
Other accrued expenses	1,080	560
Total accrued expenses	$25,351	$20,389

Note 8. Fair Value Measurements

Instruments Measured at Fair Value on a Recurring Basis
Instruments measured at fair value on a recurring basis are summarized below:

		October 31, 2015
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liabilities	$1,429	$—	$1,429	$—
Share-based compensation liability	2,023	—	—	2,023
Total	$3,452	$—	$1,429	$2,023

		January 31, 2015
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liabilities	$2,725	$—	$2,725	$—
Share-based compensation liability	2,836	—	—	2,836
Total	$5,561	$—	$2,725	$2,836

As discussed in Note 10, “Derivatives,” we had interest rate swap contracts with a total notional principal of $214.0 million outstanding on October 31, 2015. The fair value of interest rate swap contracts is calculated based on the fixed rate, notional principal, settlement date, present value of the future cash flows, terms of the agreement, and future floating interest rates as determined by a future interest rate yield curve. Our interest rate swap contracts are recorded at fair value utilizing Level 2 inputs such as trade data, broker/dealer quotes, observable market prices for similar securities, and other available data. Although readily observable data is utilized in the valuations, different valuation methodologies could have an effect on the estimated fair value. Accordingly, the inputs utilized to determine the fair value of the interest rate swap contracts are categorized as Level 2. During the nine months ended October 31, 2015, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.

On October 31, 2015 and January 31, 2015, the weighted average fixed interest rate of our interest rate swap contracts were 2.1% and 2.1%, respectively, and the weighted average remaining life was 0.7 years and 1.5 years, respectively. Interest expense related to our interest rate swap contracts during the three months ended October 31, 2015 and October 31, 2014 was $0.4 million and $0.5 million, respectively, and during the nine months ended October 31, 2015 and October 31, 2014 was $1.4 million and $1.4 million, respectively.

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

We determined that a +/-10% change in the above assumptions would have a $0.4 million increase or decrease to our reported net loss for the three months ended October 31, 2015.

The following table provides a reconciliation of the beginning and ending balance of our share-based compensation liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended October 31, 2015:

Three Months Ended October 31, 2015
Level 3
(In thousands)	Share-based Compensation Liability
Beginning balance on July 31, 2015	$2,395
Total income included in operating expense	(340)
Cash settlement of stock options exercised	(32)
Balance at October 31, 2015	$2,023

Nine Months Ended October 31, 2015
Level 3
(In thousands)	Share-based Compensation Liability
Beginning balance on January 31, 2015	$2,836
Total income included in operating expense	(781)
Cash settlement of stock options exercised	(32)
Balance at October 31, 2015	$2,023

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
Our long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes. The fair value of our long-term debt is estimated based on the latest sales price for similar instruments obtained from a third party (Level 2 inputs). On October 31, 2015 and January 31, 2015, the fair values of our senior notes and senior term loan were $192.0 million and $369.2 million, respectively, and $182.4 million and $380.2 million, respectively.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
We reduce the carrying amounts of our goodwill, intangible assets, and long-lived assets to fair value when held for sale or determined to be impaired. During the three months ended October 31, 2015, we updated our internal forecasts, resulting in impairment charges to write down certain property and equipment, goodwill and indefinite-lived intangible assets (see Note 5 and 6). The Company determined the fair values using income and market approaches. The estimation of fair value and cash flows used in the fair value measurements required the use of significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3.

Note 9. Debt

Long-term debt consisted of the following:

(In thousands)	October 31, 2015	January 31, 2015
Senior term loan (LIBOR margin of 3.0%, and interest rate of 4.25%)	$407,943	$411,066
Revolving loan	—	—
Senior unsecured notes	240,000	240,000
Total debt	647,943	651,066
Less deferred financing costs	(9,653)	(11,545)
Total debt less deferred financing costs	638,290	639,521
Less current portion (net of current portion of deferred financing costs of $2,658 and $2,543, respectively)	(1,505)	(1,618)
Long-term debt, net of current portion (net of long-term portion of deferred financing costs of $6,995 and $9,002, respectively)	$636,785	$637,903

On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”) ($45.0 million available on October 31, 2015) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”).

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

On October 31, 2015, we did not have an outstanding balance on the Revolving Credit Facility; therefore, on October 31, 2015, we were not subject to a leverage test. Additionally, on October 31, 2015, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

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

Interest and Fees
Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. We amortized $0.6 million and $0.7 million of deferred financing costs during the three months ended October 31, 2015 and October 31, 2014, respectively, and $2.0 million and $1.9 million during the nine months ended October 31, 2015 and October 31, 2014, respectively.
Interest and fees related to our Credit Facility and the Notes were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
Credit Facility interest and fees(1)	$4,845	$4,928	$14,496	$13,131
Notes interest and fees (2)	5,253	5,227	15,739	17,180
Total interest and fees	$10,098	$10,155	$30,235	$30,311
(1)    Interest on the Amended Term Loan is payable quarterly based upon an interest rate of 4.25%.
(2)    Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt
On October 31, 2015, the schedule of minimum required principal payments relating to the Amended Senior Term Loan and the Notes for each of the twelve months ending January 31 are due according to the table below:

(In thousands)	Principal Payments on Debt
Remainder of the fiscal year ending January 31, 2016	$1,040
2017	4,163
2018	4,163
2019	4,163
2020	634,414
Total	$647,943

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

The fair value of the potential termination obligations related to our interest rate swaps, which were recorded within the “Fair value of interest rate swap liabilities” caption of our consolidated condensed balance sheets, were as follows:

(In thousands)	Notional Amount	Interest Rate	October 31, 2015	January 31, 2015
Interest rate swaps effective July 2011, expires July 2016 (1)	150,000	2.346%	$1,239	$2,380
Interest rate swap, effective July 2014, expires July 2016 (1)(2)	64,000	1.639%	190	345
			$1,429	$2,725

(1)	These interest rate swaps require a fixed rate of interest in exchange for a variable interest rate based on a three-month LIBOR, subject to a 1.25% floor.

(2)	The original notional amount of $71.0 million was reduced to $64.0 million on July 31, 2015.

The interest rate swap agreements have been designated as cash flow hedges of our interest rate risk and recorded at estimated fair values on October 31, 2015 and January 31, 2015. The fair value of the interest rate hedges reflect the estimated amount that we would receive or pay to terminate the contracts at each reporting date (See Note 8, “Fair Value Measurements”).

We determined that the interest rate swap agreements are highly effective in offsetting future variable interest payments associated with the hedged portion of our term loans. During the nine months ended October 31, 2015, no ineffectiveness was recorded into current period earnings. We do not expect to reclassify any material amount from OCI into earnings within the next 12 months.

The effective portion of the unrealized gain (loss) recognized in OCI for our derivative instruments designated as cash flow hedges was the following:

	Three Months Ended		Nine Months Ended
(In thousands)	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
Unrealized gain, before income tax expense	$450	$165	$1,296	$944
Income tax expense	174	64	502	353
Total	$276	$101	$794	$591

Note 11. Income Taxes
The income tax benefit for the three and nine months ended October 31, 2015 and October 31, 2014 is based on the estimated effective tax rate for the entire fiscal year. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as our estimates of pre-tax income and loss for the year fluctuate, including changes in the geographic mix of pre-tax income and loss.

The effective income tax rates for the three and nine months ended October 31, 2015 were a benefit of 14.3% and 16.9%, respectively, compared to a benefit for the three and nine months ended October 31, 2014 of 63.3% and 59.5%, respectively. The effective tax rates differ from the U.S. federal statutory rate primarily due to income taxed in foreign jurisdictions, state taxes, non-deductible meals and entertainment expenses, and discrete items. The difference in effective income tax rates for the three and nine months ended October 31, 2015 and October 31, 2014 primarily relates to a change in the estimated forecast of pre-tax book income and loss for each respective jurisdiction and discrete items primarily related to a tax benefit for bad debt impairment recorded during the nine months ended October 31, 2014 and impairment of non-deductible goodwill recorded during the three months ended October 31,2015.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized. The majority of our deferred tax assets relate to federal net operating loss carry-forwards. Management believes we will realize the benefit of existing deferred tax assets based on the scheduled reversal of U.S. deferred tax liabilities, related to depreciation and amortization expenses not deductible for tax purposes, which is ordinary income and therefore of the same character as the temporary differences giving rise to the deferred tax assets. This reversal will occur in substantially similar time periods and in the same jurisdictions as the deferred tax assets. As such, the deferred tax liabilities are considered a source of income sufficient to support our U.S. deferred tax assets; therefore, a valuation allowance is not required on October 31, 2015.

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

The federal examination by the Internal Revenue Service for the fiscal years ended January 31, 2011 through January 31, 2012 was completed during the nine months ended October 31, 2015. Any impact from the audit, including reversal of previously accrued unrecognized tax benefit and associated interest and penalties, was included in the financial statements for the nine months ended October 31, 2015.

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

Note 12. Stockholder’s Equity

Share-based Compensation
During June 2011, BakerCorp International Holdings (“BCI Holdings”) adopted a share-based compensation plan, the BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). On September 12, 2013, the BCI Holdings’ Board of Directors amended the 2011 Plan by resolution to increase the number of shares of BCI Holdings common stock authorized for issuance under the 2011 Plan to 1,001,339 shares. On October 31, 2015, there were 173,313 shares available for grant. The amended 2011 Plan permits the granting of BCI Holdings stock options, nonqualified stock options and restricted stock to eligible employees and non-employee directors and consultants.

The following table summarizes stock option activity during the nine months ended October 31, 2015:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)(1)	Weighted Average Term Remaining (in years)	Weighted Average Grant Date Fair Value
Outstanding, January 31, 2015	886,209	$201.22	$6,330	7.6
Granted	5,000	$176.00			$35.79
Exercised	(21,046)	$45.10	$965
Forfeited/cancelled/expired	(39,563)	$186.89
Outstanding, October 31, 2015	830,600	$205.71	$3,479	7.0
Vested and expected to vest, October 31, 2015	357,487	$150.08	$3,469	5.3
Exercisable, October 31, 2015	272,437	$141.57	$3,448	5.3

(1)
Aggregate intrinsic value in the table above represents the total pre-tax value that option holders would have received had all option holders exercised their options on October 31, 2015. The aggregate intrinsic value is the difference between the estimated fair market value of the BCI Holdings common stock at the end of the period and the option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of the BCI Holdings common stock.

As of October 31, 2015, there was $2.4 million of unrecognized pre-tax share-based compensation expense, excluding the options granted to the CEO, related to non-vested stock options, which we expect to recognize over a weighted average period of 2.8 years. The total fair value of options vested during the three and nine months ended October 31, 2015 is $0.5 million and $1.6 million, respectively. The total fair value of options vested during the three and nine months ended October 31, 2014 is $0.8 million and $2.0 million, respectively. On October 31, 2015, the total unrecognized share-based compensation expense for the CEO’s options was $10.6 million. During the nine months ended October 31, 2015, we did not recognize any share-based compensation expense related to the CEO’s options.

The share-based compensation expense included within employee related expenses in our consolidated statement of operations was the following:

	Three Months Ended		Nine Months Ended
(In thousands)	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
Non-cash share-based compensation (income) expense (1)	$(219)	$1,580	$298	$2,218

(1)
We remeasured certain options classified as liability awards and recorded decreases to non-cash share-based compensation expense of $0.3 million and $0.8 million during the three and nine months ended October 31, 2015, respectively, and increases to non-cash share-based compensation expense of $1.0 million and $0.5 million during the three and nine months ended October 31, 2014, respectively.

The fair value of BCI Holdings stock options issued and classified as equity awards was determined using the Black-Scholes options pricing model utilizing the following weighted-average assumptions for each respective period:

	Nine Months Ended
	October 31, 2015	October 31, 2014
Expected volatility	45%	50%
Expected dividends	—%	—%
Expected term	6.4 years	6.6 years
Risk-free interest rate	1.6%	2.1%

Liability Awards

We account for certain option awards as liability awards, as we determined cash settlement upon exercise is probable. We remeasured the fair value of these options on October 31, 2015 and decreased our liability to $2.0 million from the $2.8 million recognized on January 31, 2015. The quarterly re-measurement resulted in a decrease to our non-cash share-based compensation expense of $0.3 million and $0.8 million during the three and nine months ended October 31, 2015, respectively.

The fair value of BCI Holdings stock options accounted for as liability awards were determined using the Black-Scholes option pricing model utilizing the following assumption for each respective period:

	Nine Months Ended
	October 31, 2015	October 31, 2014
Expected volatility	45%	50%
Expected dividends	—%	—%
Expected term	3.1 years	3.2 years
Risk-free interest rate	1.0%	1.0%

Note 13. Segment Reporting

We conduct our operations through entities located in the United States, Canada, France, Germany, the Netherlands and the United Kingdom. We transact business using the local currency within each country where we perform the service or provide the rental equipment.

Our operating and reportable segments are North America and Europe. Within each operating segment, there are common customers, common pricing structures, the ability and history of sharing equipment and resources, operational compatibility, commonality among regulatory environments, and relative geographic proximity. Our operating segments consist of the following:

•	the North American segment consists of branches located in the United States and Canada that provide equipment and services suitable across both of these North American countries.

•	the European segment consists of branches located in France, Germany, the Netherlands and the United Kingdom that provide equipment and services to customers in a number of European countries.

Selected statement of operations information for our reportable segments is the following:

	Three Months Ended		Nine Months Ended
(In thousands)	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
Revenue
United States	$68,862	$78,114	$206,546	$219,976
Other North America	1,925	2,028	5,287	5,835
North America	70,787	80,142	211,833	225,811
Europe	7,693	8,695	23,623	25,341
Total revenue	$78,480	$88,837	$235,456	$251,152
Depreciation and amortization
North America	$14,068	$15,221	$44,519	$45,781
Europe	1,133	1,496	3,400	4,045
Total depreciation and amortization	$15,201	$16,717	$47,919	$49,826
Interest expense, net
North America	$10,584	$10,598	$31,698	$31,808
Europe	—	—	—	—
Total interest expense, net	$10,584	$10,598	$31,698	$31,808
Income tax (benefit) expense
North America	$(11,301)	$(900)	$(15,502)	$(5,792)
Europe	105	296	637	623
Total income tax benefit	$(11,196)	$(604)	$(14,865)	$(5,169)
Net (loss) income
North America (1)	$(67,681)	$(1,564)	$(75,818)	$(6,856)
Europe (1)	619	1,214	2,754	3,331
Total net (loss) income	$(67,062)	$(350)	$(73,064)	$(3,525)

(1)
During the three and nine months ended October 31, 2015 and October 31, 2014, we included $1.2 million and $1.1 million, respectively, and $4.0 million and $4.0 million, respectively, of intersegment expense allocations from North America to Europe.

Total asset and long-lived asset information is the following:

(In thousands)	October 31, 2015	January 31, 2015
Total assets
United States	$1,002,311	$1,093,824
Other North America	10,419	10,707
North America	1,012,730	1,104,531
Europe	113,696	113,322
Total assets	$1,126,426	$1,217,853
Long-lived assets
United States	$287,304	$307,655
Other North America	11,890	12,295
North America	299,194	319,950
Europe	46,379	48,349
Total long-lived assets	$345,573	$368,299

Note 14. Related Party Transactions

From time to time, we may enter into transactions with related parties. The accounting policies that we apply to our transactions with related parties are consistent with those applied in transactions with independent third parties.

Pursuant to a professional services agreement between us and Permira Advisers L.L.C. (the “Sponsor”), we agreed to pay the Sponsor an annual management fee of $0.5 million, payable quarterly, plus reasonable out-of-pocket expenses, in connection with the planning, strategy, and oversight support provided to management. We recorded aggregate management fees and expenses to the Sponsor of $0.1 million and $0.2 million during the three months ended October 31, 2015 and October 31, 2014, respectively, and $0.4 million and $0.5 million during the nine months ended October 31, 2015 and October 31, 2014, respectively.

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

Note 16. Subsequent Event
In November 2015, we commenced an exchange offer to allow certain employees and all non-employee members of our board of directors the opportunity to exchange, on a grant-by-grant basis, their eligible options for new stock options that the Company granted under its 2011 Plan. Generally, most of the employees with outstanding options are eligible to participate in the program, which expires on December 29, 2015. Each new stock option has a maximum term that is equal to the remaining term of the corresponding eligible option. Each new stock option becomes fully vested and exercisable only upon the consummation of a Change in Control (as defined in the 2011 Plan) or an initial public offering of our common stock (“IPO”) and only if the employee remains employed at that time. This is the case even if the eligible options were fully vested on the date of the exchange.

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

Immaterial Error Corrections
During the fourth quarter of fiscal year 2015, we identified errors related to our previously reported condensed consolidating cash flows presented in our notes to the consolidated financial statements. In accordance with Accounting Standards Codification Topic No. 250, “Accounting Changes and Error Corrections” (“ASC No. 250”), we evaluated the materiality of the errors from quantitative and qualitative perspectives and concluded that the errors were not material to any of our prior period financial statements. In accordance with ASC No. 250, we adjusted for these errors by revising our condensed consolidating statements of cash flows for the nine months ended October 31, 2014. There was no effect on the consolidated financial statements other than the notes to the consolidated financial statements as disclosed below. The effect of the immaterial error corrections on the condensed consolidating statements of cash flows for the nine months ended October 31, 2014 is summarized below.

(in thousands)	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
For the Nine Months Ended October 31, 2014
Net cash flows provided by (used in) operating activities as previously reported	$25,988	$56,525	$3,951	$(60,148)	$26,316
Adjustments:
Equity in net earnings of subsidiaries, net of taxes	(51,952)	(8,196)	—	60,148	—
Net cash flows (used in) provided by operating activities as adjusted	(25,964)	48,329	3,951	—	26,316
Net cash flows used in investing activities as previously and currently reported (no change)	—	(20,230)	(6,376)	—	(26,606)
Net cash flows (used in) provided by financing activities as previously reported	(25,988)	(43,782)	2,498	62,433	(4,839)
Adjustments:
Intercompany investments and loans	51,952	8,196	—	(60,148)	—
Net cash flows provided by (used in) financing activities as adjusted	25,964	(35,586)	2,498	2,285	(4,839)
Effect of foreign currency translation on cash as previously and currently reported (no change)	—	—	1,679	(2,285)	(606)
Net change in cash and cash equivalents as previously and currently reported (no change)	$—	$(7,487)	$1,752	$—	$(5,735)

Condensed Consolidating Balance Sheet
October 31, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$30,536	$10,550	$—	$41,086
Accounts receivable, net	—	56,925	10,662	—	67,587
Inventories, net	—	8,300	43	—	8,343
Prepaid expenses and other current assets	299	3,928	1,170	—	5,397
Deferred tax assets	—	5,776	—	—	5,776
Total current assets	299	105,465	22,425	—	128,189
Property and equipment, net	—	287,304	58,269	—	345,573
Goodwill	—	191,341	51,409	—	242,750
Other intangible assets, net	—	385,952	22,941	—	408,893
Deferred tax assets	34,316	50,396	170	(84,882)	—
Deferred financing costs, net	472	—	—	—	472
Other long-term assets	—	409	140	—	549
Investment in subsidiaries	510,738	110,987	—	(621,725)	—
Total assets	$545,825	$1,131,854	$155,354	$(706,607)	$1,126,426
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$34	$15,733	$1,250	$—	$17,017
Accrued expenses	8,254	15,135	1,962	—	25,351
Current portion of long-term debt, net	1,505	—	—	—	1,505
Intercompany balances	(371,002)	338,334	32,668	—	—
Total current liabilities	(361,209)	369,202	35,880	—	43,873
Long-term debt, net of current portion	636,785	—	—	—	636,785
Deferred tax liabilities	1,955	247,872	8,436	(84,882)	173,381
Fair value of interest rate swap liabilities	1,429	—	—	—	1,429
Share-based compensation liability	—	2,023	—	—	2,023
Other long-term liabilities	—	2,019	51	—	2,070
Total liabilities	278,960	621,116	44,367	(84,882)	859,561
Total shareholder’s equity	266,865	510,738	110,987	(621,725)	266,865
Total liabilities and shareholder’s equity	$545,825	$1,131,854	$155,354	$(706,607)	$1,126,426

Condensed Consolidating Balance Sheet
January 31, 2015
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$14,407	$4,258	$—	$18,665
Accounts receivable, net	—	61,640	9,118	—	70,758
Inventories, net	—	7,333	4	—	7,337
Prepaid expenses and other current assets	227	2,313	3,365	—	5,905
Deferred tax assets	—	5,776	—	—	5,776
Total current assets	227	91,469	16,745	—	108,441
Property and equipment, net	—	307,655	60,644	—	368,299
Goodwill	—	257,052	52,662	—	309,714
Other intangible assets, net	—	406,160	24,063	—	430,223
Deferred tax assets	31,762	50,198	176	(82,136)	—
Deferred financing costs, net	635	—	—	—	635
Other long-term assets	—	396	145	—	541
Investment in subsidiaries	576,966	110,967	—	(687,933)	—
Total assets	$609,590	$1,223,897	$154,435	$(770,069)	$1,217,853
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$56	$19,887	$1,246	$—	$21,189
Accrued expenses	3,359	14,483	2,547	—	20,389
Current portion of long-term debt, net	1,618	—	—	—	1,618
Intercompany balances	(380,274)	349,296	30,978	—	—
Total current liabilities	(375,241)	383,666	34,771	—	43,196
Long-term debt, net of current portion	637,903	—	—	—	637,903
Deferred tax liabilities	1,955	258,309	8,652	(82,136)	186,780
Fair value of interest rate swap liabilities	2,725	—	—	—	2,725
Share-based compensation liability	—	2,836	—	—	2,836
Other long-term liabilities	—	2,120	45	—	2,165
Total liabilities	267,342	646,931	43,468	(82,136)	875,605
Total shareholder’s equity	342,248	576,966	110,967	(687,933)	342,248
Total liabilities and shareholder’s equity	$609,590	$1,223,897	$154,435	$(770,069)	$1,217,853

Condensed Consolidating Statement of Operations
For the Three Months Ended October 31, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$68,861	$9,619	$—	$78,480
Operating expenses:
Employee related expenses	31	22,206	2,770	—	25,007
Rental expense	—	9,488	1,056	—	10,544
Repair and maintenance	—	2,791	173	—	2,964
Cost of goods sold	—	2,615	76	—	2,691
Facility expense	9	6,582	718	—	7,309
Professional fees	9	653	97	—	759
Management fees	—	141	—	—	141
Other operating expenses	123	2,994	1,721	—	4,838
Depreciation and amortization	—	13,777	1,424	—	15,201
Gain on sale of equipment	—	(616)	(13)	—	(629)
Impairment of goodwill and other intangible assets	—	74,248	—	—	74,248
Impairment of long-lived assets	—	2,713	16	—	2,729
Total operating expenses	172	137,592	8,038	—	145,802
(Loss) income from operations	(172)	(68,731)	1,581	—	(67,322)
Other expenses:
Interest expense, net	10,580	4	—	—	10,584
Foreign currency exchange loss, net	—	72	280	—	352
Total other expenses, net	10,580	76	280	—	10,936
(Loss) income before income tax (benefit) expense	(10,752)	(68,807)	1,301	—	(78,258)
Income tax (benefit) expense	(1,031)	(10,282)	117	—	(11,196)
(Loss) income before equity in net earnings of subsidiaries	(9,721)	(58,525)	1,184	—	(67,062)
Equity in net earnings of subsidiaries	(57,341)	1,184	—	56,157	—
Net (loss) income	$(67,062)	$(57,341)	$1,184	$56,157	$(67,062)

Condensed Consolidating Statement of Operations
For the Three Months Ended October 31, 2014 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$78,115	$10,722	$—	$88,837
Operating expenses:
Employee related expenses	40	25,514	2,848	—	28,402
Rental expense	—	10,607	1,072	—	11,679
Repair and maintenance	—	3,197	79	—	3,276
Cost of goods sold	—	3,645	29	—	3,674
Facility expense	4	6,432	883	—	7,319
Professional fees	10	985	68	—	1,063
Management fees	—	162	—	—	162
Other operating expenses	173	3,561	1,791	—	5,525
Depreciation and amortization	—	14,910	1,807	—	16,717
Gain on sale of equipment	—	(1,087)	(15)	—	(1,102)
Impairment of long-lived assets	—	2,091	—	—	2,091
Total operating expenses	227	70,017	8,562	—	78,806
(Loss) income from operations	(227)	8,098	2,160	—	10,031
Other expenses:
Interest expense (income), net	10,646	(47)	(1)	—	10,598
Foreign currency exchange gain, net	—	322	72	—	394
Other expense, net	—	(7)	—	—	(7)
Total other expenses, net	10,646	268	71	—	10,985
(Loss) income before income tax (benefit) expense	(10,873)	7,830	2,089	—	(954)
Income tax (benefit) expense	(1,005)	100	301	—	(604)
(Loss) income before equity in net earnings of subsidiaries	(9,868)	7,730	1,788	—	(350)
Equity in net earnings of subsidiaries	9,518	1,788	—	(11,306)	—
Net (loss) income	$(350)	$9,518	$1,788	$(11,306)	$(350)

Condensed Consolidating Statement of Operations
For the Nine Months Ended October 31, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$206,546	$28,910	$—	$235,456
Operating expenses:
Employee related expenses	102	73,711	8,660	—	82,473
Rental expense	—	28,347	2,944	—	31,291
Repair and maintenance	—	8,250	535	—	8,785
Cost of goods sold	—	8,176	244	—	8,420
Facility expense	24	19,380	2,180	—	21,584
Professional fees	27	2,229	198	—	2,454
Management fees	—	413	—	—	413
Other operating expenses	412	6,624	5,740	—	12,776
Depreciation and amortization	—	43,617	4,302	—	47,919
Gain on sale of equipment	—	(1,704)	(88)	—	(1,792)
Impairment of goodwill and other intangible assets	—	74,248	—	—	74,248
Impairment of long-lived assets	—	3,032	16	—	3,048
Total operating expenses	565	266,323	24,731	—	291,619
(Loss) income from operations	(565)	(59,777)	4,179	—	(56,163)
Other expenses:
Interest expense, net	31,683	15	—	—	31,698
Foreign currency exchange loss (gain), net	—	210	(142)	—	68
Total other expenses (income), net	31,683	225	(142)	—	31,766
(Loss) income before income tax (benefit) expense	(32,248)	(60,002)	4,321	—	(87,929)
Income tax (benefit) expense	(3,056)	(12,423)	614	—	(14,865)
(Loss) income before equity in net earnings of subsidiaries	(29,192)	(47,579)	3,707	—	(73,064)
Equity in net earnings of subsidiaries	(43,872)	3,707	—	40,165	—
Net (loss) income	$(73,064)	$(43,872)	$3,707	$40,165	$(73,064)

Condensed Consolidating Statement of Operations
For the Nine Months Ended October 31, 2014 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$219,977	$31,175	$—	$251,152
Operating expenses:
Employee related expenses	124	74,101	8,840	—	83,065
Rental expense	—	29,617	2,969	—	32,586
Repair and maintenance	—	9,967	604	—	10,571
Cost of goods sold	—	11,106	76	—	11,182
Facility expense	15	18,220	2,578	—	20,813
Professional fees	70	3,436	165	—	3,671
Management fees	—	465	—	—	465
Other operating expenses	496	8,433	5,763	—	14,692
Depreciation and amortization	—	44,894	4,932	—	49,826
(Gain) loss on sale of equipment	—	(2,384)	197	—	(2,187)
Impairment of long-lived assets	—	2,880	484	—	3,364
Total operating expenses	705	200,735	26,608	—	228,048
(Loss) income from operations	(705)	19,242	4,567	—	23,104
Other expenses:
Interest expense (income), net	31,758	56	(6)	—	31,808
Foreign currency exchange loss (gain), net	—	84	(178)	—	(94)
Other expense, net	—	84	—	—	84
Total other expenses (income), net	31,758	224	(184)	—	31,798
(Loss) income before income tax benefit	(32,463)	19,018	4,751	—	(8,694)
Income tax (benefit) expense	(2,962)	(2,860)	653	—	(5,169)
(Loss) income before equity in net earnings of subsidiaries	(29,501)	21,878	4,098	—	(3,525)
Equity in net earnings of subsidiaries	25,976	4,098	—	(30,074)	—
Net (loss) income	$(3,525)	$25,976	$4,098	$(30,074)	$(3,525)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Three Months Ended October 31, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(67,062)	$(57,341)	$1,184	$56,157	$(67,062)
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $174	276	—	—	—	276
Change in foreign currency translation adjustments	—	—	460	—	460
Other comprehensive income	276	—	460	—	736
Total comprehensive (loss) income	$(66,786)	$(57,341)	$1,644	$56,157	$(66,326)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Three Months Ended October 31, 2014 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(350)	$9,518	$1,788	$(11,306)	$(350)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $64	101	—	—	—	101
Change in foreign currency translation adjustments	—	—	(9,959)	—	(9,959)
Other comprehensive income (loss)	101	—	(9,959)	—	(9,858)
Total comprehensive (loss) income	$(249)	$9,518	$(8,171)	$(11,306)	$(10,208)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Nine Months Ended October 31, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(73,064)	$(43,872)	$3,707	$40,165	$(73,064)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $502	794	—	—	—	794
Change in foreign currency translation adjustments	—	—	(3,307)	—	(3,307)
Other comprehensive income (loss)	794	—	(3,307)	—	(2,513)
Total comprehensive (loss) income	$(72,270)	$(43,872)	$400	$40,165	$(75,577)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Nine Months Ended October 31, 2014 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(3,525)	$25,976	$4,098	$(30,074)	$(3,525)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $353	591	—	—	—	591
Change in foreign currency translation adjustments	—	—	(11,244)	—	(11,244)
Other comprehensive income (loss)	591	—	(11,244)	—	(10,653)
Total comprehensive (loss) income	$(2,934)	$25,976	$(7,146)	$(30,074)	$(14,178)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended October 31, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(73,064)	$(43,872)	$3,707	$40,165	$(73,064)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	—	2,040	31	—	2,071
Provision for excess and obsolete inventory	—	15	—	—	15
Share-based compensation expense	102	196	—	—	298
Gain on sale of equipment	—	(1,704)	(88)	—	(1,792)
Depreciation and amortization	—	43,617	4,302	—	47,919
Amortization of deferred financing costs	2,048	—	—	—	2,048
Deferred income taxes	(3,056)	(10,636)	—	—	(13,692)
Amortization of above market lease	—	(286)	—	—	(286)
Impairment of goodwill and other intangible assets	—	74,248	—	—	74,248
Impairment of long-lived assets	—	3,032	16	—	3,048
Equity in net earnings of subsidiaries, net of taxes	43,872	(3,707)	—	(40,165)	—
Changes in assets and liabilities:
Accounts receivable	—	2,676	(1,795)	—	881
Inventories	—	(982)	(41)	—	(1,023)
Prepaid expenses and other assets	(67)	(1,628)	2,149	—	454
Accounts payable and other liabilities	4,875	(4,110)	(505)	—	260
Net cash (used in) provided by operating activities	(25,290)	58,899	7,776	—	41,385
Investing activities
Purchases of property and equipment	—	(16,043)	(2,396)	—	(18,439)
Proceeds from sale of equipment	—	2,665	226	—	2,891
Net cash used in investing activities	—	(13,378)	(2,170)	—	(15,548)
Financing activities
Intercompany investments and loans	28,538	(29,392)	215	639	—
Repayments of long-term debt	(3,122)	—	—	—	(3,122)
Return of capital to BakerCorp International Holdings, Inc.	(126)	—	—	—	(126)
Net cash provided by (used in) financing activities	25,290	(29,392)	215	639	(3,248)
Effect of foreign currency translation on cash	—	—	471	(639)	(168)
Net increase in cash and cash equivalents	—	16,129	6,292	—	22,421
Cash and cash equivalents, beginning of period	—	14,407	4,258	—	18,665
Cash and cash equivalents, end of period	$—	$30,536	$10,550	$—	$41,086

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended October 31, 2014 (unaudited)
(In thousands)

	Parent (1)	Guarantors (1)	Non- Guarantor Subsidiaries	Eliminations (1)	Total
Operating activities
Net (loss) income	$(3,525)	$25,976	$4,098	$(30,074)	$(3,525)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts, net	—	843	(157)	—	686
Provision for excess and obsolete inventory	—	(16)	—	—	(16)
Share-based compensation expense	124	2,094	—	—	2,218
Loss on sale of subsidiary	—	99	—	—	99
(Gain) loss on sale of equipment	—	(2,384)	197	—	(2,187)
Depreciation and amortization	—	44,894	4,932	—	49,826
Amortization of deferred financing costs	1,942	—	—	—	1,942
Deferred income taxes	(2,961)	(1,344)	(159)	—	(4,464)
Amortization of above market lease	—	(522)	—	—	(522)
Impairment of long-lived assets	—	2,880	484	—	3,364
Equity in net earnings of subsidiaries, net of taxes	(25,976)	(4,098)	—	30,074	—
Changes in assets and liabilities:
Accounts receivable	—	(8,685)	(3,083)	—	(11,768)
Inventories	—	(1,926)	(1)		(1,927)
Prepaid expenses and other current assets	(14)	432	139	—	557
Accounts payable and other liabilities	4,446	(9,914)	(2,499)	—	(7,967)
Net cash (used in) provided by operating activities	(25,964)	48,329	3,951	—	26,316
Investing activities
Purchases of property and equipment	—	(22,951)	(6,818)	—	(29,769)
Proceeds from sale of equipment	—	2,621	442	—	3,063
Proceeds from sale of subsidiary	—	100	—	—	100
Net cash used in investing activities	—	(20,230)	(6,376)	—	(26,606)
Financing activities
Intercompany investments and loans	30,803	(35,586)	2,498	2,285	—
Repayment of long-term debt	(3,122)	—	—	—	(3,122)
Return of capital to BakerCorp International Holdings, Inc.	(1,717)	—	—	—	(1,717)
Net cash provided by (used in) financing activities	25,964	(35,586)	2,498	2,285	(4,839)
Effect of foreign currency translation on cash	—	—	1,679	(2,285)	(606)
Net (decrease) increase in cash and cash equivalents	—	(7,487)	1,752	—	(5,735)
Cash and cash equivalents, beginning of period	—	20,930	4,606	—	25,536
Cash and cash equivalents, end of period	$—	$13,443	$6,358	$—	$19,801

(1)	Amounts have been adjusted to reflect the effect of immaterial error corrections.

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

Overview

Business
We are a provider of liquid and solid containment solutions operating within the specialty sector of the broader industrial services industry. We provide equipment rental, service and sales to our customers through a solution-oriented approach often involving multiple products. We provide our containment solutions within the United States through a national network with the capability to serve customers in all 50 states as well as a growing number of international locations in Europe and Canada. We maintain one of the largest and most diverse liquid and solid containment rental fleets in the industry consisting of more than 24,500 units, including steel tanks, polyethylene tanks, modular tanks, roll-off boxes, pumps, pipes, hoses and fittings, filtration, tank trailers, berms, and trench shoring equipment.

We serve customers in over 15 industries, including oil and gas, industrial and environmental services, environmental remediation, construction, chemicals, transportation, power, and municipal works. During the nine months ended October 31, 2015, no single customer accounted for more than 10% of our total revenue.

The demand for our services serving the upstream segment of the oil and gas industry, which comprised 13.7% and 16.1% of our total revenue for the three and nine months ended October 31, 2015, respectively, depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile and the substantial reductions in crude oil prices that began in October 2014, and continued into 2015, have resulted in a decline in the level of drilling and production activity, reducing the demand for containment solutions in the basins in which we operate. During the three and nine months ended October 31, 2015, we recorded charges totaling $74.2 million associated with the impairment of a portion of our goodwill and other intangible assets within our North American segment as a result of the sustained decline in oil prices in recent months, together with the projected market expectations of a slow recovery of such prices, making it more likely than not that the fair value of these assets had decreased below their respective carrying values. A further reduction in crude oil and natural gas prices could lead to continued declines in the level of production activity and demand for our services, which could result in the recognition of additional impairment charges on our goodwill, intangible assets and property and equipment associated with our North American operations.

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

•	Evaluate and invest in additional product lines and service offerings that complement and enhance our current capabilities.

•
Evaluate and expand our market presence domestically and into new markets internationally. When we expand our market presence, an upfront investment in equipment, facilities, and new staff will be required. These investments may initially impact our near-term profitability, utilization, and other financial metrics.

•
Acquire organizations that possess products and services that will complement those of our Company and accelerate our entry into new markets, reach new customers, and enhance our product and service capabilities.

•	Evaluate the branch and product line structure and profitability to determine whether customers at certain locations may be served in a more profitable manner.

Geographic Operating Performance

Our branches and employees by reportable segment on October 31, 2015 and October 31, 2014 were the following:

	October 31, 2015	October 31, 2014	Change
Branches:
Number of branches-North American Segment (1)	52	67	(15)
Number of branches-European Segment	11	12	(1)
Total branches	63	79	(16)
Employees:
Number of employees-North American Segment	879	931	(52)
Number of employees-European Segment	115	102	13
Total employees	994	1,033	(39)

(1)
Of the total decrease of 15 branches in the North American Segment from 67 as of October 31, 2014 to 52 as of October 31, 2015, 12 branches were consolidated into other branches for reporting purposes and 3 branches were closed.

Our operations are managed from our corporate headquarters, which is located in Plano, Texas. The majority of our operations, resources, property, and equipment are located in North America, and predominantly in the United States. The United States and Canada comprise our North American segment. We had four branches in Canada on October 31, 2015. Our equipment has the capability to be utilized for multiple applications within North America. We incentivize our local managers to maximize return on assets under their control and have provided systems to enable equipment and resource sharing. As a result, equipment in the U.S. and Canada is readily moved and shared by the local branch managers. The process of equipment and resource sharing within our reportable segments enables us to maximize our efficiency and respond to shifts in customer demand. On October 31, 2015, we had $299.2 million of net property and equipment located in North America.

We serve customers in our European segment from branches located in the Netherlands, Germany, France and the United Kingdom. Our European operations are headquartered in the Netherlands. Our equipment is transferred between European countries to serve customers as demand dictates. On October 31, 2015, we had $46.4 million of net property and equipment located in Europe.

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

Consolidated Condensed Statements of Operations (unaudited)

The following table presents our results for the three and nine months ended October 31, 2015 and October 31, 2014:

	Three Months Ended				Nine Months Ended
	October 31, 2015		October 31, 2014		October 31, 2015		October 31, 2014
(In thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Rental revenue	$62,755	80.0%	$70,791	79.7%	$187,132	79.5%	$199,936	79.6%
Sales revenue	4,252	5.4%	6,333	7.1%	13,713	5.8%	18,146	7.2%
Service revenue	11,473	14.6%	11,713	13.2%	34,611	14.7%	33,070	13.2%
Total revenue	78,480	100.0%	88,837	100.0%	235,456	100.0%	251,152	100.0%
Operating expenses:
Employee related expenses	25,007	31.8%	28,402	32.0%	82,473	35.0%	83,065	33.1%
Rental expenses	10,544	13.4%	11,679	13.1%	31,291	13.3%	32,586	13.0%
Repair and maintenance	2,964	3.8%	3,276	3.7%	8,785	3.7%	10,571	4.2%
Cost of goods sold	2,691	3.4%	3,674	4.1%	8,420	3.6%	11,182	4.5%
Facility expenses	7,309	9.3%	7,319	8.2%	21,584	9.2%	20,813	8.3%
Professional fees	759	1.0%	1,063	1.2%	2,454	1.1%	3,671	1.5%
Management fees	141	0.2%	162	0.2%	413	0.2%	465	0.2%
Other operating expenses	4,838	6.2%	5,525	6.2%	12,776	5.4%	14,692	5.8%
Depreciation and amortization	15,201	19.4%	16,717	18.8%	47,919	20.4%	49,826	19.8%
Gain on sale of equipment	(629)	(0.8)%	(1,102)	(1.2)%	(1,792)	(0.8)%	(2,187)	(0.9)%
Impairment of goodwill and other intangible assets	74,248	94.6%	—	—%	74,248	31.5%	—	—%
Impairment of long-lived assets	2,729	3.5%	2,091	2.4%	3,048	1.3%	3,364	1.3%
Total operating expenses	145,802	185.8%	78,806	88.7%	291,619	123.9%	228,048	90.8%
(Loss) income from operations	(67,322)	(85.8)%	10,031	11.3%	(56,163)	(23.9)%	23,104	9.2%
Other expense:
Interest expense, net	10,584	13.5%	10,598	11.9%	31,698	13.5%	31,808	12.7%
Foreign currency exchange loss (gain), net	352	0.4%	394	0.5%	68	—%	(94)	—%
Other (income) expense, net	—	—%	(7)	—%	—	—%	84	—%
Total other expenses, net	10,936	13.9%	10,985	12.4%	31,766	13.5%	31,798	12.7%
Loss before income taxes	(78,258)	(99.7)%	(954)	(1.1)%	(87,929)	(37.4)%	(8,694)	(3.5)%
Income tax benefit	(11,196)	(14.3)%	(604)	(0.7)%	(14,865)	(6.3)%	(5,169)	(2.1)%
Net loss	$(67,062)	(85.4)%	$(350)	(0.4)%	$(73,064)	(31.1)%	$(3,525)	(1.4)%

Non-U.S. GAAP Financial Measures

The following is a reconciliation of our net loss to EBITDA and Adjusted EBITDA for the three and nine months ended October 31, 2015 and October 31, 2014:

	Three Months Ended		Nine Months Ended
(In thousands)	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
Net loss	$(67,062)	$(350)	$(73,064)	$(3,525)
Interest expense, net	10,584	10,598	31,698	31,808
Income tax benefit	(11,196)	(604)	(14,865)	(5,169)
Depreciation and amortization	15,201	16,717	47,919	49,826
EBITDA	$(52,473)	$26,361	$(8,312)	$72,940
Foreign currency exchange loss (gain), net	352	394	68	(94)
Financing related costs	2	32	53	110
Severance related costs	37	101	749	696
Sponsor management fees	141	162	413	465
Share-based compensation (income) expense	(219)	1,580	298	2,218
Impairment of goodwill and other intangible assets	74,248	—	74,248	—
Impairment of long-lived assets	2,729	2,091	3,048	3,364
Branch closure and consolidation costs	106	—	614	—
Software license and other fees related to impaired asset	557	—	917	—
Other	327	608	1,048	1,374
Adjusted EBITDA (1)(2)	$25,807	$31,329	$73,144	$81,073
Adjusted EBITDA margin	32.9%	35.3%	31.1%	32.3%

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

Results of Operations
Three Months Ended - October 31, 2015 compared to October 31, 2014

	Three Months Ended
(In thousands, except Operating Data)	October 31, 2015	October 31, 2014	$ Change		% Change
North America
Rental revenue	$55,800	$62,764	$(6,964)		(11.1)%
Sales revenue	4,252	6,332	(2,080)		(32.8)%
Service revenue	10,735	11,046	(311)		(2.8)%
Total North America revenue	70,787	80,142	(9,355)		(11.7)%
Europe
Rental revenue	6,955	8,027	(1,072)		(13.4)%
Sales revenue	—	1	(1)		(100.0)%
Service revenue	738	667	71		10.6%
Total European revenue	7,693	8,695	(1,002)		(11.5)%
Total Consolidated Revenue	$78,480	$88,837	$(10,357)		(11.7)%

Operating Data:
North America
Average utilization (1)	54.1%	58.3%	(420	) bps
Average daily rental rate (2)	$31.73	$32.55	$(0.82)		(2.5)%
Average number of rental units	23,370	24,347	(977)		(4.0)%
Europe
Average utilization (1)	41.9%	48.2%	(630	) bps
Average daily rental rate (2)	$93.86	$103.39	$(9.53)		(9.2)%
Average number of rental units	1,374	1,267	107		8.4%
Consolidated
Average utilization (1)	53.4%	57.8%	(440	) bps
Average daily rental rate (2)	$34.42	$35.51	$(1.09)		(3.1)%
Average number of rental units	24,743	25,614	(871)		(3.4)%

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

Revenue

Consolidated Revenue
Total revenue decreased $10.4 million, or 11.7% from $88.8 million during the three months ended October 31, 2014 to $78.5 million during the three months ended October 31, 2015. Revenue from oil and gas customers decreased by $7.3 million, or 40.4%, during the three months ended October 31, 2015 compared to the three months ended October 31, 2014. Consolidated revenue, excluding oil and gas customers, decreased by $3.1 million, or 4.4%, during the three months ended October 31, 2015 compared to the three months ended October 31, 2014 due to decreases in revenue related to our maintenance and construction customers, partially offset by an increase in revenue related to our environmental customers.

Since late 2014, oil and gas prices have declined significantly to their lowest levels since 2009. As a result of the reduced price of oil and gas and the subsequent downturn in the oil and gas industry, we have experienced a decline in demand and pricing for our services. The decrease in demand for our services continued through the three months ended October 31, 2015.

Revenue by reportable segment for three months ended October 31, 2015 is discussed in detail below.

North America
Our North American segment revenue decreased $9.4 million, or 11.7%, during the three months ended October 31, 2015 compared to the three months ended October 31, 2014. Revenue from oil and gas customers decreased by $6.8 million, or 39.8%, during the three months ended October 31, 2015 compared to the three months ended October 31, 2014.
Revenue, excluding oil and gas customers, decreased by $2.6 million, or 4.1%, during the three months ended October 31, 2015 compared to the three months ended October 31, 2014 due to decreases in revenue related to our maintenance and construction customers, partially offset by an increase in revenue related to our environmental customers.

Rental Revenue
Rental revenue decreased $7.0 million, or 11.1%, during the three months ended October 31, 2015 compared to the three months ended October 31, 2014. The decrease in rental revenue was primarily driven by a 2.5% decrease in average daily rental rate, a 4.0% decrease in the average number of rental units, a 420 basis point decrease in average utilization, and a $0.3 million decrease in re-rent revenue. The decrease in the average daily rate was negatively impacted in part from a higher portion of our rental revenue being driven by equipment with lower rental rates. The average number of rental units decreased by 977 units, or 4.0%, to 23,370 units during the three months ended October 31, 2015 from 24,347 units during the three months ended October 31, 2014 primarily due to a decrease in our capital expenditures. During the twelve months ended October 31, 2015, we made $24.7 million of capital expenditures in our North American Segment, compared to $42.9 million in the prior fiscal period.

Sales Revenue
Sales revenue decreased by $2.1 million, or 32.8%, during the three months ended October 31, 2015 compared to the three months ended October 31, 2014 as a result of decreased sales of pumps and filtration media.

Service Revenue
Service revenue decreased by $0.3 million, or 2.8%, during the three months ended October 31, 2015 compared to the three months ended October 31, 2014. The decrease in service revenue was primarily driven by a decrease in hauling services performed in conjunction with steel tank-related projects.

Europe
Total revenue from our European segment decreased by $1.0 million, or 11.5%, during the three months ended October 31, 2015 compared to the three months ended October 31, 2014. Excluding a $1.1 million unfavorable impact on revenue as a result of the dollar strengthening against the Euro and the British Pound Sterling, revenue from our European segment increased by $0.1 million, or 1.1%, during the three months ended October 31, 2015 compared to the three months ended October 31, 2014.

Rental Revenue
Rental revenue decreased by $1.1 million, or 13.4%, during the three months ended October 31, 2015 compared to the three months ended October 31, 2014. Excluding a $1.0 million unfavorable impact on revenue as a result of the dollar strengthening against the Euro and the British Pound Sterling, rental revenue from our European segment decreased by $0.1 million, or 0.9%, during the three months ended October 31, 2015 compared to the three months ended October 31, 2014. Excluding the impact of the change in foreign currency translation rates, the decrease in rental revenue was primarily due to a 630 basis point decrease in average utilization, partially offset by the impact from a 8.4% increase in the average number of rental units and a 4.8% increase in the average daily rate. The decrease in average utilization was driven by the increase in the number of rental units. The available number of rental units increased by 107 units to 1,374 units during the three months ended October 31, 2015 from 1,267 units during the three months ended October 31, 2014, as we continue to invest capital to improve market penetration. The increase in the average daily rate was primarily due to product mix.

Sales Revenue
Sales revenue for Europe was not significant in either period.

Service Revenue
Service revenue for Europe increased $0.1 million, or 10.6%, during the three months ended October 31, 2015 compared to the three months ended October 31, 2014. The increase in service revenue was primarily due to an increase in hauling services performed in conjunction with steel tank-related projects.

Operating Expenses

Consolidated Operating Expenses
Total operating expenses during the three months ended October 31, 2015 increased by $67.0 million, or 85.0%, compared to the three months ended October 31, 2014. Excluding the impact of goodwill and other intangible asset impairment charges, total operating expenses during the three months ended October 31, 2015 decreased by $7.3 million, or 9.2%, compared to the three months ended October 31, 2014. Excluding the impact of goodwill and other intangible asset impairment charges, the decrease was primarily attributable to decreased operating expenses of $6.8 million, or 9.3%, in North America. Operating expenses in the European segment decreased by $0.5 million, or 9.0%, compared to the three months ended October 31, 2014. The North American and European segments do not include an allocation of all inter-segment expenses.

North America
Total operating expenses during the three months ended October 31, 2015 were $140.3 million, an increase of $67.5 million, or 92.8%, compared to the three months ended October 31, 2014. The increase was primarily attributable to the following:

•
$74.2 million of goodwill and other intangible asset impairment charges recorded during the three months ended October 31, 2015 in connection with our October 1, 2015 interim impairment test. See Note 6, “Goodwill and Other Intangible Assets, Net” of the notes to the consolidated condensed financial statements for further information.

•
$0.6 million increase as a result of impairment of long-lived assets. During the three months ended October 31, 2014, we determined that the decline in the estimated fair value of our stock was a potential indicator of impairment of our long-lived assets. As a result, we assessed our long-lived assets for impairment and wrote down certain assets by $2.1 million to their estimated fair value. During the three months ended October 31, 2015, we determined that limited sales volume for certain aged property and equipment was a potential indicator of impairment of the assets. As a result, we assessed the assets for impairment and wrote down certain assets by $2.7 million to their estimated fair value. See Note 5, “Property and Equipment, Net” of the notes to the consolidated condensed financial statements for further information.

The increases in operating expenses detailed above were partially offset by the following:

•
$3.4 million decrease in employee related expenses primarily due to a $1.9 million decrease in payroll and payroll-related costs, a $1.8 million decrease in share-based compensation expense and a $0.2 million decrease in temporary labor costs, partially offset by a $0.4 million increase in bonus expense. The decrease in payroll and payroll-related costs was primarily driven by a 5.6% decrease in headcount from 931 as of October 31, 2014 to 879 as of October 31, 2015 and corporate cost reduction programs impacting certain employee benefits and overtime pay. The decrease in share-based compensation expense was primarily due to a $1.3 million decrease in expense related to the remeasurement of our stock options accounted for as liability awards and a $0.5 million decrease in expense due to the impact of forfeitures and cancellations of stock options from employee terminations. The decrease in temporary labor costs was primarily due to decreases in project staffing requirements. The increase in bonus expense was the result of our operating results, which were closer to plan.

•	$1.2 million decrease within rental expense due to a $0.8 million decrease in fuel expense and a $0.3 million decrease in re-rent expense driven by lower re-rent revenue.

•	$1.0 million decrease in cost of goods sold driven by the decrease in sales revenue.

•
$0.5 million decrease in other operating expenses primarily due to reductions in travel, relocation and various other expenses of $0.3 million, $0.2 million and $0.9 million, respectively, partially offset by an increase in bad debt expense of $0.9 million. The decrease in travel expense was due to the impact of cost reduction programs during the three months ended October 31, 2015. Relocation expenses decreased due to the move of our corporate office from California to Texas in the prior fiscal period. Bad debt expense increased primarily due to an increase in the reserve for receivables during the three months ended October 31, 2015. The impact from the specific reserve was partially offset by the overall improved collection of receivables during the three months ended October 31, 2015, compared to the prior fiscal period.

•
$1.2 million decrease in depreciation and amortization as we decreased our investment in new rental fleet during the prior twelve months as part of management’s initiative to increase utilization of existing fleet.

Europe
Operating expenses for the European segment during the three months ended October 31, 2015 were $5.5 million, a decrease of $0.5 million, or 9.0%, compared to the three months ended October 31, 2014. Excluding a $0.9 million favorable impact on operating expenses as a result of the dollar strengthening against the Euro and the British Pound Sterling, operating expenses from our European segment increased by $0.4 million, or 6.3%, during the three months ended October 31, 2015 compared to the three months ended October 31, 2014. Excluding the impact of the change in foreign currency translation rates, the increase in operating expenses was primarily due to an increase of $0.4 million in employee related expenses. Employee related expenses increased primarily due to higher payroll and payroll-related costs driven by an increase in headcount of 13 employees, or 12.7%, from 102 employees on October 31, 2014 to 115 employees on October 31, 2015.

 Other Expenses, Net

Consolidated
Other expenses, net decreased slightly during the three months ended October 31, 2015 compared to the three months ended October 31, 2014. As a result, other expenses, net did not contribute significantly to the change in our consolidated net loss.

Income Tax Benefit
Income tax benefit during the three months ended October 31, 2015 increased by $10.6 million to $11.2 million from $0.6 million during the three months ended October 31, 2014. The tax benefit increase was primarily due to an increase in book losses, partially offset by an impairment of non-deductible goodwill recorded during the three months ended October 31, 2015.

Results of Operations
Nine Months Ended - October 31, 2015 compared to October 31, 2014

	Nine Months Ended
(In thousands, except Operating Data)	October 31, 2015	October 31, 2014	$ Change		% Change
North America
Rental revenue	$165,567	$176,656	$(11,089)		(6.3)%
Sales revenue	13,706	18,143	(4,437)		(24.5)%
Service revenue	32,560	31,012	1,548		5.0%
Total North America revenue	211,833	225,811	(13,978)		(6.2)%
Europe
Rental revenue	21,565	23,280	(1,715)		(7.4)%
Sales revenue	7	3	4		133.3%
Service revenue	2,051	2,058	(7)		(0.3)%
Total European revenue	23,623	25,341	(1,718)		(6.8)%
Total Consolidated Revenue	$235,456	$251,152	$(15,696)		(6.2)%

Operating Data:
North America
Average utilization (1)	54.1%	56.0%	(190	) bps
Average daily rental rate (2)	$31.78	$33.50	$(1.72)		(5.1)%
Average number of rental units	23,938	23,984	(46)		(0.2)%
Europe
Average utilization (1)	43.7%	45.9%	(220	) bps
Average daily rental rate (2)	$91.58	$113.04	$(21.46)		(19.0)%
Average number of rental units	1,341	1,245	96		7.7%
Consolidated
Average utilization (1)	53.5%	55.5%	(200	) bps
Average daily rental rate (2)	$34.43	$36.78	$(2.35)		(6.4)%
Average number of rental units	25,279	25,228	51		0.2%

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

Revenue

Consolidated Revenue
Total revenue decreased $15.7 million, or 6.2% from $251.2 million during the nine months ended October 31, 2014 to $235.5 million during the nine months ended October 31, 2015. Revenue from oil and gas customers decreased by $12.5 million, or 24.9%, during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. Consolidated revenue, excluding oil and gas customers, decreased by $3.2 million, or 1.6%, during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. The net decrease in consolidated revenue, excluding oil and gas customers, was due to decreases in revenue related to our maintenance and construction customers, partially offset by an increase in revenue related to our environmental customers.

Revenue by reportable segment for nine months ended October 31, 2015 is discussed in detail below.

North America
Our North American segment revenue decreased $14.0 million, or 6.2%, during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. Revenue from oil and gas customers decreased by $11.8 million, or 24.7%, during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. Revenue, excluding oil and gas customers, decreased by $2.2 million, or 1.2%, during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014 due to a decrease in revenue related to our maintenance and construction customers, partially offset an increase in revenue related to our environmental customers.

Rental Revenue
Rental revenue decreased $11.1 million, or 6.3%, during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. The decrease in rental revenue was primarily driven by a 5.1% decrease in average daily rental rate, a 0.2% decrease in the average number of rental units, and a 190 basis point decrease in average utilization, partially offset by a $2.0 million increase in re-rent revenue. The decrease in the average daily rate was negatively impacted in part from a higher portion of our rental revenue being driven by equipment with lower rental rates. The average number of rental units decreased 46 units, or 0.2%, to 23,938 units during the nine months ended October 31, 2015 from 23,984 units during the nine months ended October 31, 2014 primarily due to a decrease in our capital expenditures. During the twelve months ended October 31, 2015, we made $24.7 million of capital expenditures in our North American Segment, compared to $42.9 million in the prior fiscal period.

Sales Revenue
Sales revenue decreased by $4.4 million, or 24.5%, during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014 as a result of decreases in pumps and filtration media sales.

Service Revenue
Service revenue increased by $1.5 million, or 5.0%, during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. The increase in service revenue was primarily driven by an increase in labor and other services performed in conjunction with pump-related projects, partially offset by a decrease in hauling services performed in conjunction with steel tank-related projects.

Europe
Total revenue from our European segment decreased by $1.7 million, or 6.8%, during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. Excluding a $4.6 million unfavorable impact on revenue as a result of the dollar strengthening against the Euro and the British Pound Sterling, revenue from our European segment increased by $2.9 million, or 11.4%, during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014.

Rental Revenue
Rental revenue decreased by $1.7 million, or 7.4%, during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. Excluding a $4.2 million unfavorable impact on revenue as a result of the dollar strengthening against the Euro and the British Pound Sterling, rental revenue from our European segment increased by $2.5 million, or 10.7%, during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. Excluding the impact of the change in foreign currency translation rates, the increase in rental revenue was primarily due to a 7.7% increase in the average number of rental units, partially offset by a 1.9% decrease in the average daily rate and a 220 basis point decrease in average utilization. The average number of rental units increased by 96 units to 1,341 units during the nine months ended October 31, 2015 from 1,245 units during the nine months ended October 31, 2014, as we continue to invest capital to improve market penetration. We made $3.8 million of capital expenditures in our European Segment during the twelve months ended October 31, 2015. The decrease in the average daily rate was primarily due to product mix as well as rate pressure from smaller, regional competitors. The decrease in average utilization was driven by the increase in the number of rental units.

Sales Revenue
Sales revenue for Europe increased slightly during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. As a result, sales revenue did not contribute significantly to the change in total European revenue.

Service Revenue
Service revenue for Europe decreased slightly during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. As a result, service revenue did not contribute significantly to the change in total European revenue.

Operating Expenses

Consolidated Operating Expenses
Total operating expenses during the nine months ended October 31, 2015 increased by $63.6 million, or 27.9%, compared to the nine months ended October 31, 2014. Excluding the impact of goodwill and other intangible asset impairment charges, total operating expenses during the nine months ended October 31, 2015 decreased by $10.7 million, or 4.7%, compared to the nine months ended October 31, 2014. Excluding the impact of goodwill and other intangible asset impairment charges, the decrease was primarily attributable to decreased operating expenses of $9.5 million, or 4.5%, in North America. Operating expenses in the European segment decreased by $1.2 million, or 6.6%, compared to the nine months ended October 31, 2014. The North American and European segments do not include an allocation of all inter-segment expenses.

North America
Total operating expenses during the nine months ended October 31, 2015 were $275.2 million, an increase of $64.7 million, or 30.7%, compared to the nine months ended October 31, 2014. The increase was primarily attributable to the following:

•
$74.2 million of goodwill and other intangible asset impairment charges recorded during the nine months ended October 31, 2015 in connection with our October 1, 2015 interim impairment test. See Note 6, “Goodwill and Other Intangible Assets, Net” of the notes to the consolidated condensed financial statements for further information.

•
$1.1 million increase in facility expenses primarily due to increases in data processing and rent of $0.7 million and $0.5 million, respectively. The increase in data processing expense was primarily due to contract settlement costs related to a maintenance and license agreement for an internally developed software that we discontinued using during the current fiscal period. See Note 5, “Property and Equipment, Net” of the notes to the consolidated condensed financial statements for further information. The increase in rent expense was primarily attributable to increased rental rates for various branches.

•	$0.7 million decrease in gain on sale of equipment due to higher sales of equipment in the prior fiscal period.

The increases in operating expenses detailed above were partially offset by the following:

•
$0.8 million decrease in employee related expenses primarily due to a $1.9 million decrease in share-based compensation expense and a $0.5 million decrease in payroll and payroll-related costs, partially offset by a $1.1 million increase in bonus expense and a $0.6 million increase in insurance expense. The decrease in share-based compensation expense was primarily due to a $1.3 million decrease in expense related to the remeasurement of our stock options accounted for as liability awards and a $0.6 million decrease in expense due to the impact of forfeitures and cancellations of stock options from employee terminations during the nine months ended October 31, 2015. The decrease in payroll and payroll-related costs was driven primarily by the impact of corporate cost reduction programs which affected certain employee benefits and overtime pay, partially offset by an increase in average headcount of 18 additional employees, or 2.0%, from 902 employees during the nine months ended October 31, 2014 to 920 employees during the nine months ended October 31, 2015. The increase in bonus expense was the result of our operating results, which were closer to plan. The increase in insurance expense was driven by higher costs due to a change from self-insured to fully-insured health plans on July 1, 2014 and the associated premium increase. We reverted to a self-insured employee medical program effective July 1, 2015.

•	$1.5 million decrease within rental expense due to a $2.1 million decrease in fuel expense, partially offset by a $0.7 million increase in the rental of equipment used in the field.

•	$1.7 million decrease in repair and maintenance expenses primarily due to the reduction of refurbishment efforts for certain aged equipment during the nine months ended October 31, 2015.

•	$2.8 million decrease in cost of goods sold driven by the decrease in sales revenue.

•	$1.3 million decrease in professional and legal fees as a result of the resolution of several legal matters during fiscal year 2015 and lower consulting costs.

•
$1.7 million decrease in other operating expenses primarily due to decreases of $0.7 million in advertising expense, $0.7 million in travel expense, $0.3 million in recruitment expenses, $0.2 million in relocation expenses, and various other expenses of $1.1 million, partially offset by a $1.3 million increase in bad debt expense. The decrease in advertising expense was driven by reduced advertising and trade show costs. The decrease in travel expense was due to the impact of cost reduction programs during the nine months ended October 31, 2015. The decrease in recruitment expenses was due to higher search fees incurred to fill certain key management positions during the prior fiscal period. Relocation expenses decreased due to the move of our corporate office from California to Texas in the prior fiscal period. Bad debt expense increased primarily due to an increase in the reserve for receivables during the nine months ended October 31, 2015.

•
$1.3 million decrease in depreciation and amortization as we decreased our investment in new rental fleet during the prior twelve months as part of management’s initiative to increase utilization of existing fleet.

Europe
Operating expenses for the European segment during the nine months ended October 31, 2015 were $16.4 million, a decrease of $1.2 million, or 6.6%, compared to the nine months ended October 31, 2014. Excluding a $3.4 million favorable impact on operating expenses as a result of the dollar strengthening against the Euro and the British Pound Sterling, operating expenses from our European segment increased by $2.2 million, or 12.6%, during the nine months ended October 31, 2015 compared to the nine months ended October 31, 2014. Excluding the impact of the change in foreign currency translation rates, the increase in operating expenses was primarily due to increases of $1.7 million and $0.6 million in employee related expenses and rental expenses, respectively. Employee related expenses increased primarily due to a $1.5 million increase in payroll and payroll-related costs and a $0.3 million increase in bonus expense. The increase in payroll and payroll-related costs was driven by an increase in average headcount of 22 employees, or 24.4%, from 90 employees during the nine months October 31, 2014 to 112 employees during the nine months ended October 31, 2015. The increase in bonus expense was due to our operating results, which were closer to plan. Rental expenses increased due to an increase in rental activity.

 Other Expenses, Net

Consolidated
Other expenses, net decreased slightly during the nine months ended October 31, 2015. As a result, other expenses, net did not contribute significant to the change in our consolidated net loss.

Income Tax Benefit
Income tax benefit during the nine months ended October 31, 2015 increased by $9.7 million to $14.9 million from $5.2 million during the nine months ended October 31, 2014. The tax benefit increase was primarily due to an increase in book losses and discrete items primarily related to a tax benefit for bad debt impairment recorded during the nine months ended October 31, 2014 and impairment of non-deductible goodwill recorded during the nine months ended October 31, 2015.

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

On October 31, 2015 and January 31, 2015, our cash and cash equivalents by geography were the following:

(In thousands)	October 31, 2015	January 31, 2015	$ Change	% Change
United States	$30,537	$14,407	$16,130	112.0%
Europe	9,397	3,482	5,915	169.9%
Canada	1,152	776	376	48.5%
Total cash and cash equivalents	$41,086	$18,665	$22,421	120.1%

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

Debt
On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”) ($45.0 million available on October 31, 2015) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”). (Refer to Note 9, “Debt” of the notes to the consolidated condensed financial statements for further details.)

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

Under the Credit Facility, we may be required to satisfy and maintain a total leverage ratio not in excess of the leverage ratio 6.00:1.00. if there is an outstanding balance on the Revolving Credit Facility of 25% or more of the committed amount on any quarter end.

The total leverage ratio is calculated as our net debt (total debt less cash and cash equivalents) divided by our trailing twelve months’ adjusted EBITDA.

On October 31, 2015, we did not have an outstanding balance on the Revolving Credit Facility; therefore, on October 31, 2015, we were not subject to a leverage test. Additionally, on October 31, 2015, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

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

Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. We amortized $0.6 million and $0.7 million of deferred financing costs during three months ended October 31, 2015 and October 31, 2014, respectively, and $2.0 million and $1.9 million during the nine months ended October 31, 2015 and October 31, 2014, respectively.

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

Interest and Fees
Interest and fees related to our Credit Facility and the Notes were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
Credit Facility interest and fees(1)	$4,845	$4,928	$14,496	$13,131
Notes interest and fees (2)	5,253	5,227	15,739	17,180
Total interest and fees	$10,098	$10,155	$30,235	$30,311

(1)	Interest on the Amended Term Loan is payable quarterly based upon an interest rate of 4.25%.

(2)	Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt
On October 31, 2015, the schedule of minimum required principal payments relating to the Credit Facility and the Notes for each of the twelve months ending January 31 are due according to the table below:

(In thousands)	Principal Payments on Debt
Remainder of the fiscal year ending January 31, 2016	$1,040
2017	4,163
2018	4,163
2019	4,163
2020	634,414
Total	$647,943

Sources and Uses of Cash
Our sources and uses of cash for selected line items in our consolidated condensed statement of cash flows were as follows:

	Nine Months Ended October 31, 2015
(In thousands)	October 31, 2015	October 31, 2014	$ Change
Net loss	$(73,064)	$(3,525)	$(69,539)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	2,071	686	1,385
Provision for excess and obsolete inventory, net	15	(16)	31
Share-based compensation expense	298	2,218	(1,920)
Loss on sale of subsidiary	—	99	(99)
Gain on sale of equipment	(1,792)	(2,187)	395
Depreciation and amortization	47,919	49,826	(1,907)
Amortization of deferred financing costs	2,048	1,942	106
Deferred income taxes	(13,692)	(4,464)	(9,228)
Amortization of above-market lease	(286)	(522)	236
Impairment of goodwill and other intangible assets	74,248	—	74,248
Impairment of long-lived assets	3,048	3,364	(316)
Changes in assets and liabilities:
Accounts receivable	881	(11,768)	12,649
Inventories	(1,023)	(1,927)	904
Prepaid expenses and other assets	454	557	(103)
Accounts payable and other liabilities	260	(7,967)	8,227
Cash provided by operating activities	41,385	26,316	15,069
Cash used in investing activities	(15,548)	(26,606)	11,058
Cash used in financing activities	(3,248)	(4,839)	1,591
Effect of foreign currency translation on cash	(168)	(606)	438
Net increase (decrease) in cash and cash equivalents	$22,421	$(5,735)	$28,156

Cash Provided by Operating Activities
Cash flow from operations during the nine months ended October 31, 2015 totaled $41.4 million, an increase of $15.1 million compared to the nine months ended October 31, 2014. This increase was primarily related to the following:

•
The change in accounts receivable resulted in a $12.6 million increase to cash provided by operating activities primarily due to an increase in accounts receivable due to higher sales during the prior fiscal period and slower collections. Our days-sales outstanding during the three months ended October 31, 2015 and October 31, 2014, were 79.2 and 77.9, respectively.

•
The change in accounts payable and other liabilities resulted in a $8.2 million increase to cash provided by operating activities primarily due to reduced capital expenditures compared to the prior fiscal period.

•
The change in inventories resulted in a $0.9 million increase to cash provided by operating activities as total inventories increased 33.8% during the nine months ended October 31, 2014, primarily as a result of the ramp-up in production activity following the acquisition of Kaselco during the fourth quarter of fiscal year 2014.

•
The impairment of goodwill and other intangible assets resulted in a $74.2 million increase. See Note 6, “Goodwill and Other Intangible Assets, Net” of the notes to the consolidated condensed financial statements for further information.

•	The change in the provision for doubtful accounts resulted in a $1.4 million primarily due to an increase in reserve for receivables during the three months ended October 31, 2015.

•	The change in gain on sale of equipment resulted in a $0.4 million increase due to higher sales of equipment in the prior fiscal period.

The increases above were partially offset by the following:

•	Net loss increased $69.5 million from a net loss of $3.5 million during the nine months ended October 31, 2014 to a net loss of $73.1 million during the nine months ended October 31, 2015.

•
The change in share-based compensation expense resulted in a $1.9 million decrease, primarily due to to a $1.3 million decrease in expense related to the remeasurement of our stock options accounted for as liability awards and a $0.6 million decrease in expense due to the impact of forfeitures and cancellations of stock options from employee terminations during the nine months ended October 31, 2015.

•	The change in depreciation and amortization resulted in a $1.9 million decrease, primarily due to a decrease in our investment in rental fleet during the prior twelve months.

•	The change in deferred income taxes resulted in a $9.2 million decrease to cash provided by operating activities.

Cash Used In Investing Activities
Cash used in investing activities consists of cash used to purchase property and equipment, partially offset by proceeds from the sale of equipment from our rental fleet. Purchases of property and equipment totaled $18.4 million and $29.8 million during the nine months ended October 31, 2015 and October 31, 2014, respectively. Proceeds from equipment sales totaled $2.9 million and $3.1 million during the nine months ended October 31, 2015 and October 31, 2014, respectively. The decrease in capital expenditures was due to management’s initiative to increase utilization of existing fleet. We will continue to monitor our capital expenditures to support our branch expansion and to address demand in our key markets.

Cash Used In Financing Activities
Cash used in financing activities during the nine months ended October 31, 2015 increased $1.6 million compared to the nine months ended October 31, 2014 primarily due to fewer stock option exercises. We returned $1.7 million of capital to BakerCorp International Holdings, Inc. for stock options exercised during the nine months ended October 31, 2014 compared to $0.1 million during the nine months ended October 31, 2015.

Effect of Exchange Rate Changes on Cash
The effect of foreign currency translation on cash resulted in decreases of $0.2 million and $0.6 million to cash and cash equivalents during the nine months ended October 31, 2015 and the nine months ended October 31, 2014, respectively. The Euro/USD, the British Pound Sterling/USD and Canadian dollar/USD spot rates decreased from 1.252, 1.599, and 0.887, respectively, on October 31, 2014 to 1.102, 1.534, and 0.759, respectively, on October 31, 2015.

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

On October 31, 2015, there were seven swap agreements with a total notional amount of $214.0 million outstanding, six with a five-year term and a notional value totaling $150.0 million with a fixed rate of 2.35%, and one with a three-year term and a notional amount totaling $64.0 million with a fixed rate of 1.64%. On October 31, 2015 and January 31, 2015, the liability recorded related to interest rate swaps was $1.4 million and $2.7 million, respectively, with no unrealized gain or loss recorded in the consolidated condensed statements of operations for the ineffective portion of the change in fair value of the interest rate swap agreements.

Contractual Obligations
There has been no material change to our contractual obligations as disclosed in our 2015 Annual Report.

Off-Balance Sheet Arrangements
    On October 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the nine months ended October 31, 2015 to the items that we disclosed as our critical accounting policies, estimates, and judgments included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

The forward-looking statements set forth in this quarterly report regarding, among other things, achievement of revenue, profitability and net income in future quarters, future prices and demand for our products and services, estimated fair value for purposes of write-down of goodwill, and estimated cash flows and sufficiency of cash flows to fund capital expenditures, reflect only our expectations regarding these matters. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following.

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

•	Fluctuations in fuel costs or reduced supplies of fuel could harm our business.

•	If we are unable to collect on contracts with customers, our operating results would be materially adversely affected.

•	Climate change, climate change regulations, and greenhouse effects may materially adversely impact our operations and markets.

•	Existing trucking regulations and changes in trucking regulations may increase our costs and negatively impact our results of operations.

•	We may be required to recognize additional impairment charges in the future which could have an adverse effect on our financial condition and results of operations.

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

Item 4. Controls and Procedures
The Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2015. There have been no changes in our internal control over financial reporting during the three months ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth above under Note 15, “Commitments and Contingencies – Litigation,” contained in the notes to the consolidated condensed financial statements is incorporated herein by reference.

Item 1A. Risk Factors

The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, “Item 1A: Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015. These factors may cause our actual results to differ materially from those stated in forward-looking statements or otherwise contained in this document and elsewhere. Except as described below, there have been no material changes from our risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

We may be required to recognize additional impairment charges in the future which could have an adverse effect on our financial condition and results of operations.

We assess our goodwill, other intangible assets and our long-lived assets on an annual basis and whenever events or changes in circumstances indicate the carrying value of our assets may not be recoverable, and as and when required by accounting principles generally accepted in the United States to determine whether they are impaired. During the three months ended October 31, 2015, we recorded charges of approximately $74.2 million for the impairment of our goodwill and indefinite-lived intangible asset (trade name). Future appraisal of our business impacting fair value of our assets or changes in estimates of our future cash flows could affect our impairment analysis in future periods and cause us to record either an additional expense for impairment of assets previously determined to be partially impaired or record an expense for impairment of other assets. Depending on future circumstances, we may never realize the full value of intangible assets. Any future determination or impairment of a significant portion of our goodwill and other intangibles could have an adverse effect on our financial condition and results of operations.

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

BAKERCORP INTERNATIONAL, INC.

Date:	December 11, 2015	By:	/s/ Robert Craycraft
Robert Craycraft
President and Chief Executive Officer

		By:	/s/ Raymond Aronoff
Raymond Aronoff
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement, dated September 17, 2015, by and between BakerCorp and Les Fry
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document