Form 10-K
period 2016-01-31
BakerCorp International, Inc.
filed 2016-04-20
CIK 1550377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________________________________
FORM 10-K
 ___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

There is no public market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, par value $0.01 per share, outstanding on April 8, 2016.

_________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:

Certain exhibits are incorporated in Item 15 of this Annual Report by reference to other reports and registration statements of the registrant which have been filed with the Securities and Exchange Commission.

BAKERCORP INTERNATIONAL, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended January 31, 2016

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

•
our “credit facilities” refers to our senior secured term loan facility and revolving credit facility, as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”;

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

•	“U.S. GAAP” means accounting principles generally accepted in the United States of America;

•	"2011 Plan" refers to the BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan which is a stock-based management compensation plan adopted by BCI Holdings in June 2011; and

•
the "Option Exchange Offer" refers to the exchange offer commenced in November 2015 to allow certain employees and non-employee members of our board of directors the opportunity to exchange, on a grant-by-grant basis, their eligible options, with varying exercise prices per share ranging from $70 to $300, for new stock options that the Company granted under its 2011 Plan on December 30, 2015.

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
The forward-looking statements set forth in this annual report on Form 10-K regarding, among other things, future commodities prices and costs, production volumes, industry trends, achievement of revenue, profitability and net income in future quarters, future prices and demand for our products and services, estimated fair value for purposes of write-down of goodwill, and estimated cash flows and sufficiency of cash flows to fund capital expenditures, reflect only our expectations regarding these matters. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following:

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

•	Fluctuations in fuel costs or reduced supplies of fuel could harm our business.

•	If we are unable to collect on contracts with customers, our operating results would be materially adversely affected.

•	Climate change, climate change regulations, and greenhouse effects may materially adversely impact our operations and markets.

•	Existing trucking regulations and changes in trucking regulations may increase our costs and negatively impact our results of operations.

•	We may be required to recognize additional impairment charges in the future which could have an adverse effect on our financial conditions and results of operations.
Additional risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be different from those expressed or implied in our written or oral forward-looking statements may be found under "Risk Factors" contained in this annual report on Form 10-K.
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

PART I

Item  1. BUSINESS
BakerCorp International, Inc. began operations in 1942 and was reincorporated in Delaware on September 13, 1996. We are a provider of liquid and solid containment solutions operating within the specialty sector of the broader industrial services industry. Throughout our operating history of over 70 years, we have developed a reputation for delivering quality containment equipment and services to a broad range of customers across a wide variety of end markets. We maintain a large and diverse rental fleet consisting of more than 24,500 units as of January 31, 2016. Our fleet includes steel tanks, polyethylene tanks, modular tanks, roll-off boxes, pumps, pipes, hoses and fittings, filtration, tank trailers, berms, and trench shoring equipment.
We offer liquid and solid containment solutions that are comprehensive and often integrated into the regular maintenance and service programs of our clients. We differentiate our business by offering customers a broad range of customized solutions involving multiple products, extensive consultation, technical advice, and transportation services. We believe our advanced product and service capabilities allow us to become more closely integrated with our customers’ businesses and ensure that we remain an essential partner for the long term.
We operate in the United States through a national network with the capability to serve customers in all 50 states. In addition, we operate international locations in Europe and Canada. We provide a broad range of products in the liquid and solid containment market. This scale allows us to optimize our fleet utilization and adjust to variations in regional supply and demand by rebalancing our equipment portfolio to target the most attractive opportunities by industry or geography. We have a proven track record of leveraging our branch network to serve customers requiring nationwide service.
We provide our containment solutions to a diverse set of over 5,200 customers. We work with our customers to deliver a mix of our products and services for a wide variety of applications, such as:

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

Business Strategy
We have the opportunity to capitalize on a number of growth initiatives to increase the breadth of the services we offer and differentiate our capabilities with respect to our people, products and solutions. Certain key elements of our long-term strategy include:

•
Commit to safety. We focus on ensuring a safe and healthy working environment for our employees, customers and communities where we live and work. We execute this through a program called BakerZero. Through this program, we develop and implement policies and procedures to govern and promote workplace safety, including regular management safety reviews, daily branch safety training sessions and a disciplinary action program for incidents that result from non-compliance with our safety programs.

•
Increase our Penetration in Key Industries and Evaluate Opportunities for End Market Expansion. Our low customer concentration, diversity of end markets, and long-standing relationships allow us to capitalize on market and macroeconomic trends while providing a hedge against more volatile industries.

•
Maintain Commercial Excellence Through Comprehensive Equipment Rental Solutions. As the premier global specialty rental company in our market, we have one of the largest branch networks with a broad equipment and service offering. We distinguish ourselves from our competitors and build customer loyalty by leveraging our extensive network to provide integrated and differentiated rental solutions.

•
Achieve Operational Excellence by Continuously Developing our Systems and Processes. We are focused on company-wide process improvements such as cost leverage initiatives, equipment rent ready optimization for the branch network, fleet optimization through our newly developed Asset Management System ("AMS") and advanced Quality Management System ("QMS").

•
Expand Geographically. Historically, we have increased penetration in new geographic regions and generated profitable growth by opening new branches within North America and Europe and introducing our products and services. We believe there is an opportunity to continue to open new branches in Europe and in certain underserved regions of North America.

•
Retain the Most Talented Employees in the Industry. Through our best in class training programs and new annual goal-setting and performance management process, we ensure that our workforce is aligned to deliver the highest value to our shareholders, customers and employees.

•
Pursue Selected Acquisitions. Our markets remain fragmented and have historically presented numerous attractive acquisition candidates. We intend to pursue potential acquisitions that offer complementary products and services or expand our geographic footprint.

Increase Penetration in Existing End Markets and Expand into New Industries
We serve over 15 industries, including industrial and environmental remediation, refining, environmental services, construction, chemicals, transportation, power, municipal works, pipeline, and oil and gas. Through our containment, transfer and treatment products and services, we are able to offer a wide array of solutions, allowing for end market diversification, low customer concentration, and value-added services to our existing customer relationships. None of our top ten customers during fiscal year 2016 composed greater than 10% of our revenue.
Our commercial strategy is based on a deep understanding of customers' needs by end-market and developing integrated rental solutions that improve safety, sustainability and profitability for those we serve. During fiscal year 2016, we implemented Salesforce.com, a tool that improves the management of our sales cycle, previews upcoming demand for products and services and provides better insight to market demand and penetration. We deliver value to local, regional and national customers through a team of commercial, operational and EHS experts.
We offer centralized management, support and visibility to our Strategic Account customers, paired with local resources to manage the day-to-day needs of each location. Our Strategic Accounts team works directly with key decision makers for each of these accounts to establish service standards and pricing across all branches. Based upon comprehensive customer analysis, our Strategic Accounts managers develop strategic account plans, including key relationship management, product and service options and customer retention programs. These managers also develop key performance metrics with the customer and coordinate the branch and executive resources to execute this strategy. Our Strategic Accounts generated approximately 30%, 31% and 29% of our consolidated revenue during fiscal years 2016, 2015 and 2014, respectively.

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
The liquid and solid containment industry is fragmented. We have one large national competitor, Western Oilfields Supply Company (d/b/a Rain for Rent), which offers a range of tanks, pumps, and related product categories and several smaller multi-region competitors that offer a more limited range of products. There are also smaller regional and local competitors with limited product and service offerings. We distinguish ourselves from competitors and build customer loyalty by delivering integrated rental solutions through highly trained and experienced employees.

We believe the main competitive factors in the containment, transfer and treatment markets are as follows:

•	deep understanding of customer needs;

•	capability to develop and deliver customized equipment solutions;

•	reputation for product quality and service;

•	knowledgeable, experienced service staff;

•	diversity and depth of product portfolio;

•	product availability;

•	technical applications expertise;

•	customer relationships;

•	on-time delivery and proactive logistics management;

•	response time and ability to provide products on short notice;

•	geographic footprint;

•	extent and adaptability of ancillary services supporting rental activity; and

•	price and related terms.

See “Risk Factors—Risks Related to Our Business—Our industry is highly competitive, and competitive pressures could lead to a decrease in our market share or in the prices that we can charge.”

Maintain Commercial Excellence

We define commercial excellence as improving our customer's safety, sustainability and efficiency with unmatched levels of 24/7 service. Consistently delivering on this commitment allows growth opportunities with new and existing customers by (i) offering additional product lines and solutions across our loyal customer base; (ii) extending our current product lines to branches across our geographic network; and (iii) providing visibility and control services that support safety, environmental risk mitigation and operational efficiency for our customers.

We believe our solution orientation, fleet breadth, and ancillary service offerings provide us with a competitive advantage. Through bundled product offerings and superior asset management, we are able to address a wide variety of applications and ensure sufficient inventory levels to serve our customers on a one-stop basis. We utilize systems, data and processes to allocate fleet among branches and target the most attractive opportunities. Additionally, our equipment generally has long depreciable lives and our customers do not differentiate our equipment by age.

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
We operate a fleet of specialized tractor, flatbed, and straight trucks. These trucks are based throughout our branch network and deliver the majority of our rental products to customers. These trucks are customized to our standards for performance as well as driver safety. For certain projects, we use third party contract distributors to supplement our own fleet to deliver our products.
We enter into rental agreements with our customers based on either our standard set of terms and conditions or specific terms negotiated with a particular customer through purchase orders and Master Service Agreements. For Strategic Accounts customers, pricing and contractual terms are established centrally for all branches. We set our rental prices based on daily, weekly or monthly rates and bill customers for the equipment use, services and any necessary repairs or maintenance resulting from damages or misuse. Through our contracts and our Quality Management System (“QMS”), we emphasize the customer's responsibility for all materials used in conjunction with our equipment. Specifically, we deliver clean and empty equipment to a customer site, and the customer is responsible for emptying and cleaning the equipment before it is returned. We are not obligated to accept a piece of equipment that has not passed an inspection for cleanliness, as set forth in our QMS. This requirement is important, as we believe it serves to limit our exposure to environmental liability.
We use strategic partnerships to optimize capital deployment and address our customers’ demand for specialty products that we would not stock on a regular basis. In these circumstances, we often provide our customers equipment by renting it from third parties and deploying it as part of the overall solution we deliver. Revenue from the re-rental of equipment generally yields a lower profit margin than the rental of our own equipment due to the additional costs associated with third parties, such as rental fees, additional transportation and potential repair costs.

Achieve Operational Excellence
We operate through a network of locations throughout the United States with additional locations in Europe and Canada. Our U.S. locations include various branches, satellite yards, and our global corporate headquarters. We typically locate our branches in areas with inexpensive rents and operating costs and near a major roadway. Our typical branch consists of a three to five acre outdoor storage yard with a small office located on site or nearby. Each branch is responsible for (i) providing sales and service to our current customers, (ii) targeting potential customers in the branch’s service area, (iii) dispatching drivers and other personnel to deliver and pick up equipment, (iv) providing related services, (v) performing general maintenance and repair, (vi) modifying equipment to meet customized requests, (vii) implementing quality and safety programs, and (viii) performing administrative tasks (e.g., order entry, billing and work orders).
Many of our branches maintain a limited subset of our full suite of pump, filtration and shoring products. Branches that maintain a more limited selection of these products are typically in geographic areas where we have not yet dedicated resources to develop a full range of product capabilities. Many of our branches have maintenance capabilities, including painting, cutting and welding, to maintain equipment in good rental condition and complete repairs, modifications or upgrades to the rental fleet.

We have been engaged in a company-wide Lean/Six Sigma process improvement program since 2013. We have completed over 150 process improvement projects and are Lean/Six Sigma certified in 43 of our branches as of January 31, 2016. During fiscal year 2016, we began implementation of Rent Ready Optimization Concept (RROC), a program designed to streamline field processes from start to finish to significantly reduce our time to return equipment coming off-rent to rent ready condition. Our branches are undergoing a variety of change management processes as part of RROC program, which includes but is not limited to lean transformation and standardization of all facility processes, inventory management, and a revamp of our QMS process.
Maintaining the quality of our equipment is crucial. We utilize our QMS, which is modeled after the ISO 9000 criteria, to maintain the quality and integrity of our products and assist our compliance with federal, state and local regulations. Our field employees are trained to conduct a rigorous and detailed QMS process, consisting of three levels of inspection designed to detect potential problems and maintain the integrity of our equipment. We believe QMS is important to our customers, as certain users must report even relatively minor incidents to appropriate regulatory agencies. QMS helps to control costs and sustain the life cycle of our equipment.
In order to effectively deploy, operate and maintain our equipment, we also began implementation of AMS, building upon the capabilities of our existing ERP system. With the implementation of AMS, we are able to make more informed decisions to refurbish or retire under-utilized and/or high maintenance cost assets and replace those units with assets that have a higher demand and/or strategic value. Managing the life cycle of our equipment is an integral part of our business and the ability to execute an efficient and effective AMS not only controls costs but optimizes overall fleet utilization.
We centrally manage the purchasing of our rental fleet in order to standardize product quality and specifications and achieve attractive pricing. In North America and Europe, we work closely with our various suppliers to ensure that the equipment we purchase includes certain features and innovations. We have multiple potential suppliers for each of our product categories. For some equipment categories, we have chosen to work with a small group of equipment suppliers for efficiency and cost leverage. In the event any of our suppliers become unavailable, we believe we could secure other qualified suppliers in a relatively short period of time. We do not maintain long-term supply agreements with any of our North American or European suppliers. See “Risk Factors—Risks Related to Our Business—We depend on our suppliers for the equipment we rent to customers.”

Retain the Best Talent
We believe we have the most committed and talented workforce in the industry. We offer a best in class training program that supports the onboarding of new employees, continued development of existing employees, and mitigation of risk. We focus on safety, compliance, technical, sales and management training. Our Learning Management System (LMS) provides our global employees with access to training that prepares each of them to identify potential safety hazards, properly operate and maintain our equipment and service fleet, advise customers on desired technical solutions, devise strategic sales plans, provide quality customer service, develop new products and applications, lead their teams effectively, and manage and support a profitable workplace. Our education programs include a customized classroom training at our central education campus, specialized training conducted in the field on a regional and local level, company specific web-based programs, third party training, and self-directed training.
We employed 954 full-time personnel on January 31, 2016, including 483 hourly employees and 471 salaried employees. On January 31, 2016, our employees were composed of 775 field and 179 corporate and senior management employees. On January 31, 2015, we employed 1,068 full-time personnel, including 567 hourly employees and 501 salaried employees. Our employees were composed of 886 field and 182 corporate and senior management employees. The decrease in the number of employees has been driven by the realignment of our branches to meet end market demand. None of our employees are represented by labor unions.

Segments
We have two reportable segments, North America and Europe. For information relating to our two reportable segments, see Note 13, “Segment Reporting” of the “Notes to Consolidated Financial Statements” included in Item 8 of this annual report on Form 10-K. The North American segment consists of operations located in the United States and Canada. Also included in our North American segment are the results of our operations related to our Mexican subsidiary, which we sold on July 1, 2014. See Note 18, “Loss on the Sale of a Subsidiary” of the “Notes to Consolidated Financial Statements” included in Item 8 of this annual report on Form 10-K for further details. The European segment consists of operations located in France, Germany, the Netherlands, and the United Kingdom.

Within North America, we incentivize our local managers to maximize return on assets under their control and have well-developed systems to enable equipment and resource sharing. As a result, equipment in North America is readily transferable and shared across branch locations. The process of equipment and resource sharing enables us to maximize the efficiency of our equipment and respond to shifts in customer demand.

Within each geographical region of our North American segment, our branches have similar economic and operational characteristics including:

•BakerZero safety program;
•similar products and services;
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

Environmental, Health, and Safety Regulations
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
Under certain laws and regulations, such as the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986 (“CERCLA”), known as the Superfund law, the obligation to investigate and remediate contamination at a facility may be imposed on current and former owners or operators of that facility or on persons who may have sent or arranged to send hazardous waste to that facility for disposal. Liability under these laws and regulations may be imposed jointly and severally without regard to fault or to the legality of the activities giving rise to the contamination. Under these laws, we may be liable for, among other things, (i) fines and penalties for non-compliance, and (ii) the cost of investigating and remediating any contamination at a site where we operate, where our equipment is used, or disposal sites to which we may have sent, or arranged to send, hazardous waste in the past, regardless of fault. Our customers often use, dispose of, and store and dispense solid and hazardous waste, wastewater, petroleum products, and other regulated materials in connection with the use of our equipment. While we have a policy, with certain limited exceptions, to require customers to return tanks and containers clean of any substances, they may fail to comply with these obligations. See “Risk Factors—Risks Related to Our Business—Our business is subject to numerous environmental and safety regulations. If we are required to incur significant compliance or remediation costs, our liquidity and operating results could be materially adversely affected.”

Approximately 15.8% and 20.4% of our total revenue during fiscal years 2016 and 2015, respectively, was related to assisting customers in extracting oil and natural gas. A significant portion of this revenue involves renting equipment to customers that use the hydraulic fracturing, or “fracking,” method to extract natural gas. This method uses a comparatively high amount of water and other liquids and accordingly requires a more intensive use of the products we rent to customers. This method has been the subject of scrutiny by several states, local communities, the Federal government, foreign jurisdictions, and advocacy groups regarding its impact on the environment. Although the U.S. Environmental Protection Agency (the “EPA”) released a report in June 2015 concluding that hydraulic fracturing has not led to widespread, systematic impacts to drinking water, the findings in the report are being challenged by the EPA's Science Advisory Board, which may result in the issuance of regulations or guidance regarding certain aspects of the process, including the sourcing of water, underground injection of fracturing liquids containing diesel fuel, wastewater and storm water disposal, the on-site storage of fracturing liquids, and air emissions. Moreover, while a federal court stayed the implementation of the Bureau of Land Management's 2015 final rule applicable to hydraulic fracturing on federal and Indian lands, a successful appeal of that decision may result in the implementation of the rule that requires, among other things, oil and natural gas operators to disclose the chemicals used in hydraulic fracturing operations, guarantee the safe construction of wells, take measures to lower the risk of cross-well contamination with chemicals and fluids, and improve their handling of wastewater. In addition, from time to time, legislation is introduced in Congress that could result in additional regulatory burdens such as permitting, construction, financial assurance, monitoring, recordkeeping, and plugging and abandonment requirements. State, local, and foreign governments have also begun to regulate hydraulic fracturing. Several states have implemented or are considering rules that require operators to disclose the types of chemicals used in fracking fluids injected into natural gas wells or to impose other requirements on hydraulic fracturing operations. In June 2015, the New York Department of Environmental Conversation issued a findings statement concluding its seven year study of hydraulic fracturing, thereby officially prohibiting the practice in New York. Similar bans and moratoria are being considered or have been implemented by local governmental authorities in up to 23 states. In addition, Oklahoma's Supreme Court recently ruled that its citizens may sue oil and gas companies for property damages sustained as a result of earthquakes due to hydraulic fracturing. On a regional level, an indefinite moratorium is in effect in the Delaware River Basin Commission’s (“DRBC”) “Special Protection Waters” watershed until the DRBC finalizes rules regulating hydraulic fracturing.
Internationally, Quebec’s temporary moratorium on horizontal hydraulic fracturing drilling for natural gas, which has been in effect since April 2012, may be extended permanently based on a study by the province’s environmental review board concluding that the risks associated with hydraulic fracturing outweigh its benefits, while New Brunswick, Nova Scotia, Newfoundland and Labrador have also adopted moratoria varying in scope. Europe, Wales, Scotland, Germany, France, the Netherlands, and Bulgaria have all banned the practice. Other countries and foreign municipalities are also considering or have implemented bans, moratoria or other regulations. Several private lawsuits have been filed asserting that chemicals used in certain hydraulic fracturing operations have resulted in the contamination of soil and groundwater of nearby landowners and drinking water facilities. These regulatory and legal developments could lead to a curtailment of hydraulic fracturing or make it more expensive to conduct and, as a result, materially adversely affect our pricing or the demand for our services. In addition, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental equipment. This could materially and adversely affect our current revenue and operating results and our prospects for revenue growth.

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
We operate trucks and other heavy equipment associated with many of our service offerings. We therefore are subject to regulation as a motor carrier by the United States Department of Transportation and by various state agencies and their foreign equivalents, whose regulations include certain permit requirements of state or provincial highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, driver fitness and qualifications, safety, equipment testing and specifications and insurance requirements. In particular, the Federal Motor Carrier Safety Administration (“FMCSA”) implemented the Comprehensive Safety Accountability operational model in 2010, which evaluates driver behavior in six different on-road safety categories. If a company falls into the bottom quartile in any category, the FMCSA will send that company a warning letter. There are no penalties associated with this warning letter other than increased roadside inspections; however, if a company had received such a letter and did not improve its safety performance, there could be further scrutiny of its operations in the future, including investigations of safety practices and imposition of a cooperative safety plan. In severe instances, the FMCSA could issue notices of violations imposing civil penalties or even order us to cease all motor vehicle operations. We currently operate under the highest safety/compliance rating (Satisfactory) available from the FMCSA, which was issued to our company by the FMCSA on April 16, 1991 and subsequently confirmed by the FMCSA on its review of BakerCorp’s safety rating in 2007. The Company’s scores under the FMCSA’s new CSA 2010 system as of the last monthly report of February 20, 2015 are below the investigation thresholds currently used by the FMCSA to identify motor carriers for audit and intervention. In summary, we have, and continue to implement, policies and procedures to ensure substantial compliance with all applicable FMCSA regulations and initiatives, and our efforts in this regard are reflected in our good compliance history with this federal agency. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations by requiring changes in fuel emissions limits, the hours of service (“HOS”) regulations, limits on vehicle weight and size and other matters, including safety requirements. HOS rules that restrict the amount of time a driver may drive or work in any specific time period went into full effect on July 1, 2013, and reduced by 12 hours (from 82 hours within a seven day period to 70 hours), the maximum number of hours a truck driver can work within a week, and also implemented a mandatory rest requirement period as part of its “34-hour restart” provision. The final HOS rule retained the prior 11-hour daily driving limit, but trucking companies that allow drivers to exceed the 11-hour driving limit face severe fines and penalties. During July 2012, President Obama signed into law a new two-year transportation reauthorization bill, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”; P.L. 112-141), which directs FMCSA to begin 29 new rulemakings within 27 months and initiate several studies, authorizes increased enforcement penalties and imminent hazard authority for unsafe property carriers, including impoundment, and imposes new notification requirements on carriers. Pursuant to MAP-21, on December 10, 2015, the FMCSA published a final rule mandating electronic logging devices (“ELDs”) for all interstate carriers currently subject to record keeping requirements for its HOS regulations, along with a rule requiring the FMCSA to adopt regulations preventing motor carriers from coercing commercial motor vehicle drivers from operating commercial motor vehicles in violation of safety standards. Additional regulations that affect transportation are proposed from time to time, including energy efficiency standards for vehicles and emissions standards for greenhouse gases, which may impact our capital expenditure costs and operational costs.

On September 15, 2011, the National Highway Traffic Safety Administration (the “NHTSA”) published its final rule on greenhouse gas emissions and fuel efficiency standards for medium- and heavy-duty trucks effective for model year 2014 that requires significant reductions, ranging from between 10% and 20%, in fuel consumption and greenhouse gas emissions by model year 2018. The standards are tailored to each of three regulatory categories of heavy duty vehicles: (1) combination tractors (semi-trucks or big rigs); (2) heavy duty pickup trucks and vans; and (3) vocational vehicles (delivery trucks, garbage trucks, buses, etc.). We believe we may see an impact in both our truck purchase and maintenance costs since categories (1) and (2) represent a part of our fleet of vehicles used in conjunction with our business. On February 18, 2014, President Obama directed the EPA and the NHTSA to issue the next phase of fuel efficiency and greenhouse gas standards for trucks and other medium and heavy-duty vehicles, which were proposed on July 13, 2015. We cannot predict whether, or in what form, any legislative or regulatory changes applicable to our trucking operations may be enacted and, accordingly, further developments in this area could have material adverse effect on our results of operations or cash flows.
Climate change and its association with the emission of greenhouse gas (“GHG”) is receiving increased attention from the scientific and political communities. Certain states and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on GHG emissions from certain sectors or facility categories or mandating the increased use of electricity from renewable energy sources. Similar legislation has been proposed at the federal level. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted regulations that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHGs from certain stationary sources. Pursuant to two proposed settlement agreements it entered into in December, 2010, the EPA released a final rule on August 3, 2015 limiting greenhouse gas emissions from certain newly built fossil fuel-fired power plants, although the U.S Supreme Court temporarily issued a stay on the implementation of the rule pending further legal challenge. The settlement agreements also call for NSPS for greenhouse gas emissions from refineries; however, the EPA may not create a NSPS to address this issue, but rather, may seek to reduce GHG emissions from refineries by regulating other air pollutants, including toxic air emissions and volatile organic compounds. Specifically, on December 1, 2015, the EPA issued a final rule placing additional emission control requirements on storage tanks, flares, and coking units at refineries. In addition, on November 25, 2014, the EPA published a new rule for reporting GHG emissions applicable to the oil and gas sector, which changed the methods for calculating emissions by altering the units of measurement and the equations used for collecting and reporting data, and requiring separate reports for methane, carbon dioxide and nitrous oxide. These actions could increase the costs of operating our businesses, reduce the demand for our products and services, and impact the prices we charge our customers, any or all of which could adversely affect our results of operations. In particular, a large portion of our revenue is generated by customers in the refinery and oil and gas exploration industries; accordingly, any regulatory changes that reduce or increase the cost of the exploration for or refining of petroleum products could materially adversely affect our revenue.

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
Our rental equipment is used in a broad range of industries, including industrial and environmental services, refining, environmental remediation, construction, chemicals, oil and gas, and others, all of which are cyclical in nature. The demand for our rental equipment is directly affected by the level of economic activity in these industries, which means that when these industries experience a decline in activity, there is a corresponding decline in the demand for our products affecting both price and volume. This could materially adversely affect our operating results by causing our revenue, net income, operating margins and EBITDA to decrease. A slowdown in the continuing economic recovery or worsening of economic conditions, in particular with respect to North American industrial activities, construction, and oil and gas industries, could cause further weakness in our end markets and materially adversely affect our revenue and operating results. Furthermore, a disruption in the capital markets in the United States or globally could make it difficult for us to raise the capital necessary to fund our growth and maintain the liquidity necessary for our business operations. Other factors may materially adversely affect one or more of the industries that use our rental equipment and services, either temporarily or long-term, including:

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
Approximately 15.8% and 20.4% of our total revenue during fiscal years 2016 and 2015, respectively, was related to assisting customers in extracting oil and natural gas. A significant portion of this revenue involves rentals to customers that use the hydraulic fracturing, or “fracking,” method to extract natural gas. This method uses a comparatively high amount of water and other liquids and accordingly requires a more intensive use of the products we rent to customers. This method has been the subject of scrutiny by several states, local communities, the Federal government, foreign jurisdictions, and advocacy groups regarding its impact on the environment. Although the EPA released a report in June 2015 concluding that hydraulic fracturing has not led to widespread, systematic impacts to drinking water, the findings in the report are being challenged by the EPA's Science Advisory Board, which may result in the issuance of regulations or guidance regarding certain aspects of the process, including the sourcing of water, underground injection of fracturing liquids containing diesel fuel, wastewater and storm water disposal, the on-site storage of fracturing liquids, and air emissions. Moreover, while a federal court stayed the implementation of the Bureau of Land Management's 2015 final rule applicable to hydraulic fracturing on federal and Indian lands, a successful appeal of that decision may result in the implementation of the rule that requires, among other things, oil and natural gas operators to disclose the chemicals used in hydraulic fracturing operations, guarantee the safe construction of wells, take measures to lower the risk of cross-well contamination with chemicals and fluids, and improve their handling of wastewater. In addition, from time to time, legislation is introduced in Congress that could result in additional regulatory burdens such as permitting, construction, financial assurance, monitoring, recordkeeping, and plugging and abandonment requirements. State, local, and foreign governments have also begun to regulate hydraulic fracturing. Several states have implemented or are considering rules that require operators to disclose the types of chemicals used in fracking fluids injected into natural gas wells or impose other requirements on hydraulic fracturing operations. In June 2015, the New York Department of Environmental Conservation issued a findings statement concluding its seven year study of hydraulic fracturing, thereby officially prohibiting the practice in New York. Similar bans and moratoria are being considered or have been implemented by local governmental authorities in up to twenty three states. In addition, Oklahoma's Supreme Court recently ruled that its citizens may sue oil and gas companies for property damages sustained as a result of earthquakes due to hydraulic fracturing. On a regional level, an indefinite moratorium is in effect in the Delaware River Basin Commission’s “Special Protection Waters” watershed until the commission finalizes rules regulating hydraulic fracturing.

Internationally, Quebec’s temporary moratorium on horizontal hydraulic fracturing drilling for natural gas, which has been in effect since April 2012, may be extended permanently based on a study by the province’s environmental review board concluding that the risks associated with hydraulic fracturing outweigh its benefits, while New Brunswick, Nova Scotia, Newfoundland and Labrador have also adopted moratoria varying in scope. Europe, Wales, Scotland, Germany, France, the Netherlands, and Bulgaria have all banned the practice. Other countries and foreign municipalities are also considering or have implemented bans, moratoria or other regulations. Several private lawsuits have been filed asserting that chemicals used in certain hydraulic fracturing operations have resulted in contamination of soil and groundwater of nearby landowners and drinking water facilities. These regulatory and legal developments could lead to a curtailment of hydraulic fracturing or make it more expensive to conduct and, as a result, materially adversely affect our pricing or the demand for our services. In addition, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental equipment. This could materially and adversely affect our current revenue and operating results and our prospects for revenue growth.

We intend to continue to expand our business into new geographic markets, and this expansion may be costly and may not be successful.
We have made and continue to plan on making substantial investments of both time and money as part of our continued and existing expansion into new markets or markets which are not fully developed, including Europe. This expansion could require financial resources that would not therefore be available for other aspects of our business, and it may also require considerable time and attention from our management, leaving them with less time to focus on our existing businesses. We may also be required to raise additional debt or equity capital for these initiatives. In addition, we may face challenges operating in new business climates with which we are unfamiliar, including facing difficulties in staffing and managing our new operations, fluctuations in currency exchange rates, exposure to additional regulatory requirements, including certain trade barriers, changes in political and economic conditions, and exposure to additional and potentially adverse tax regimes. Our success in any new markets, including Europe, will depend, in part, on our ability to anticipate and effectively manage these and other risks. It is also possible that our increased investment in new markets will coincide with an economic downturn there that prevents our ability to expand successfully. Finally, it is possible that we will face increased competition in any new markets as other companies attempt to take advantage of the market opportunities there, and any new competitors could have substantially more resources than we do and may have better relationships and a greater understanding of the region. If we fail to manage the risks inherent in our geographic expansion, we could incur substantial capital and operating costs without any related increase in revenue, which would harm our operating results and our ability to service our debt.

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
We have historically achieved a portion of our growth through acquisitions and expect to evaluate selected future acquisitions as part of our strategy for future growth. Any acquisition of another business, including our acquisition of substantially all of the assets of Kaselco, LLC on December 9, 2013, entails risks, and it is possible that we will not realize the expected benefits from an acquisition or that an acquisition will adversely affect our existing operations. Acquisitions entail certain risks, including:

•	difficulty in integrating the operations and personnel of the acquired company within our existing operations or in maintaining uniform standards;

•	loss of key employees or customers of the acquired company;

•	the failure to achieve anticipated synergies;

•	unrecorded liabilities of acquired companies that we fail to discover during our due diligence investigations or that are not subject to indemnification or reimbursement by the seller; and

•	management and other personnel having their time and resources diverted to evaluate, negotiate and integrate acquisitions.
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
Nearly all the equipment we rent to customers is manufactured for us by a limited number of suppliers for the vast majority of our capital expenditures, and we depend on them in the operation of our business. If our suppliers were unable or unwilling to provide us with equipment, we would have to find other suppliers, perhaps on short notice, in order to obtain the equipment necessary to operate and grow our business. We do not maintain long term or exclusive contracts with any of our suppliers. Many of our suppliers manufacture products for other businesses, including businesses that compete with us or for our customers directly and could decide to stop manufacturing products for us. We also purchase equipment from common suppliers that supply equipment to other companies, and accordingly any substantial increase in demand for the type of equipment we rent may make it more difficult for us to obtain this equipment or result in significant price increases. Our suppliers also may be unable to provide us with equipment because of difficulties or disruptions in their own businesses. It is also possible that one or more of our suppliers will provide us with substandard or faulty equipment that we are unable to rent to our customers. Any of these problems could require us to find other manufacturers of the equipment we rent, which could be a lengthy, disruptive and expensive process, resulting in costs that we may not be able to pass on to our customers and that materially adversely affects our results of operations.

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
The equipment rental industry is fragmented and competitive. We have one large national competitor that offers a range of tanks, pumps and related product categories and several national competitors that offer a more limited range of products than we do. There are also several smaller regional competitors and a host of localized independent companies. Furthermore, we are entering new markets that are highly competitive. We may in the future encounter increased competition from our existing competitors or from new companies that choose to enter our business or existing markets. From time to time, our competitors may attempt to compete aggressively by lowering rental rates or prices or by increasing their supply of equipment. Competitive pressures could materially adversely affect our revenue and operating results by, among other things, decreasing our rental volumes or leading us to lower the prices that we can charge. In addition, we or a competitor may decide to increase fleet size in order to retain or increase market share. A competitor could seek to hire our key employees to add to their capabilities and inhibit our own. Furthermore, we may be unable to match a competitor’s price reductions, fleet investment or employee compensation. Any of the foregoing could materially adversely impact our operating results through a combination of a decrease in our market share, lower revenue and decreased operating income. Finally, one of our suppliers of equipment could enter the rental business and compete against us.

We lease all of our branch locations and accordingly are subject to the risk of substantial changes to the real estate rental markets and our relationships with our landlords.
We do not own any real property and instead rent the property we use for our branches and other locations. This requires us to find appropriate locations and negotiate or renegotiate acceptable leases with our landlords on a regular basis. Accordingly, if there is any major change in rental markets for the types of facilities we require, this could impact our costs and could make it more difficult for us to locate our branches in desirable locations. In addition, we rent approximately 25% of our branch locations from a single landlord, who was at one time an investor in our company. If our relationship with this individual were to deteriorate, if he were to sell or otherwise transfer his holdings, or if he for some other reason decided to stop renting to us on current terms or at all, at the conclusion of each rental agreement we could be forced from these locations and, as a result, pay higher costs for our branch leases. This could cause a disruption of our business and could have a material adverse effect on our costs and results of operations.

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

Professional liability, product liability, warranty and other claims against us could reduce our revenue.

Any accidents or system failures in excess of insurance limits at locations that we engineer or construct or where our products are installed or where we perform services could result in significant professional liability, product liability, warranty and other claims against us. Further, the construction projects we perform expose us to additional risks, including cost overruns, equipment failures, personal injuries, property damage, shortages of materials and labor, work stoppages, labor disputes, weather problems and unforeseen engineering, architectural, environmental and geological problems. In addition, once our construction is complete, we may face claims with respect to the work performed. If we incur these claims, we could incur substantial losses of revenue.

If we repatriate earnings from foreign subsidiaries which are currently considered indefinitely reinvested, our income tax expense could be significantly increased.

We have not recognized a deferred tax liability on the undistributed earnings of foreign subsidiaries as allowed under the indefinite reversal criterion of ASC 740. We consider these amounts to be indefinitely invested based on specific plans for reinvestment of these earnings. However, if liquidity deterioration were to require us to change our plans and repatriate all or a portion of these undistributed earnings, income tax expense and deferred income tax liabilities could be significantly increased.

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
From time to time, some of our customers have liquidity issues and ultimately are not able to fulfill the terms of their rental agreements with us. Given our company’s profile, if we are unable to manage credit risk issues adequately, or if a large number of customers should have financial difficulties at the same time in a given fiscal quarter, we could experience delays in customer payments, which would adversely affect our working capital and liquidity for such fiscal quarter. In addition, our credit losses could increase above historical levels, which would adversely affect our operating results. These delinquencies and credit losses generally can be expected to increase during economic slowdowns or recessions.

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
In particular, the FMCSA implemented the Compliance Safety Accountability operational model in 2010, which evaluates driver behavior in six different on-road safety categories. If a company falls into the bottom quartile in any category, the FMCSA will send that company a warning letter. There are no penalties associated with such a warning letter other than increased roadside inspections; however, if a company had received such a letter and did not improve its safety performance, there could be further scrutiny of its operations in the future, including investigations of safety practices and imposition of a cooperative safety plan. In severe instances, the FMCSA could issue notices of violations imposing civil penalties or even order us to cease all motor vehicle operations. As of January 31, 2016, we have not received any warning letters.
The trucking industry is subject to possible regulatory and legislative changes that may impact our operations by requiring changes in fuel emissions limits, the hours of service (“HOS”) regulations, limits on vehicle weight and size and other matters, including safety requirements. HOS rules that restrict the amount of time a driver may drive or work in any specific time period went into full effect on July 1, 2013. This rule reduced the maximum number of hours a truck driver can work within a week by 12 hours (from 82 hours within a seven day period to 70 hours) and also implemented a mandatory rest requirement period as part of its “34-hour restart” provision. The final HOS rule retained the prior 11-hour daily driving limit, but trucking companies that allow drivers to exceed the 11-hour driving limit face severe fines and penalties. During July 2012, President Obama signed into law a new two-year transportation reauthorization bill, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”; P.L. 112-141), which directs FMCSA to begin 29 new rulemakings within 27 months and initiate several studies, authorizes increased enforcement penalties and imminent hazard authority for unsafe property carriers including impoundment, and imposes new notification requirements on carriers. Pursuant to MAP-21, on December 10, 2015, the FMCSA published a final rule mandating electronic logging devices (“ELDs”) for all interstate carriers currently subject to record keeping requirements for its HOS regulations, along with a rule requiring the FMSCA to adopt regulations preventing motor carriers from coercing commercial motor vehicle drivers from operating commercial motor vehicles in violation of safety standards.
Additional regulations that affect transportation are proposed from time to time, including energy efficiency standards for vehicles and emissions standards for greenhouse gases, which may impact our capital expenditure costs and operational costs. On September 15, 2011, the National Highway Traffic Safety Administration (the “NHTSA”) published its final rule on greenhouse gas (“GHG”) emissions and fuel efficiency standards for medium- and heavy-duty trucks effective for model year 2014, which requires significant reductions, ranging from between 10% and 20%, in fuel consumption and greenhouse gas emissions by model year 2018. The standards are tailored to each of three regulatory categories of heavy-duty vehicles: (1) combination tractors (semi-trucks or big rigs); (2) heavy-duty pickup trucks and vans; and (3) vocational vehicles (delivery trucks, garbage trucks, buses, etc.). We believe we may see an impact in both our truck purchase and maintenance costs since categories (1) and (2) represent a part of our fleet of vehicles used in conjunction with our business. On February 18, 2014, President Obama directed the EPA and the NHTSA to issue the next phase of fuel efficiency and GHG standards for trucks and other medium and heavy-duty vehicles, which were proposed on July 13, 2015. We cannot predict whether, or in what form, any legislative or regulatory changes applicable to our trucking operations may be enacted and, accordingly, further developments in this area could have a material adverse effect on our results of operations or cash flows.

Climate change, climate change regulations and greenhouse effects may materially adversely impact our operations and markets.
Climate change and its association with the emission of GHGs is receiving increased attention from the scientific and political communities. Certain states and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on greenhouse gas emissions from certain sectors or facility categories or mandating the increased use of electricity from renewable energy sources. Similar legislation has been proposed at the federal level. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted regulations that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHGs from certain stationary sources. Pursuant to two proposed settlement agreements dated December 23, 2010, the EPA released a final rule on August 3, 2015 limiting greenhouse gas emissions from certain newly built fossil fuel-fired power plants, although the U.S. Supreme Court temporarily issued a stay on the implementation of the rule pending further legal challenge. The settlement agreements also call for New Source Performance Standards ("NSPS") for GHG emissions from refineries; however, the EPA may not create a NSPS to address the issue, but rather, may seek to reduce GHG emissions from refineries by regulating other air pollutants, including toxic air emissions and volatile organic compounds. Specifically, on December 1, 2015, the EPA issued a final rule placing additional emission control requirements on storage tanks, flares, and coking units at refineries. In addition, on November 25, 2014, the EPA published a new rule for reporting GHG emissions applicable to the oil and gas sector, which changed the methods for calculating oil and gas emissions by altering the units of measurement and the equations used for collecting and reporting data, and requiring separate reports for methane, carbon dioxide and nitrous oxide. These actions could increase the costs of operating our businesses, reduce the demand for our products and services and impact the prices we charge our customers, any or all of which could adversely affect our results of operations. In particular, a large portion of our revenue is generated by customers in the refinery and oil and gas exploration industries; accordingly, any regulatory changes that reduce, or increase the cost of, the exploration for or refining of petroleum products could materially adversely affect our revenue.

The obligations associated with being a public company require significant resources and management attention, which may divert from our business operations.
We voluntarily comply with the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and are subject to certain provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). The indenture governing the notes requires that we file annual, quarterly and current reports with the SEC. Sarbanes-Oxley requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. We incur significant costs to comply with these laws, including hiring additional personnel, implementing more complex reporting systems and paying higher fees to our third party consultants and independent registered public accounting firm. These include both upfront costs to establish compliance as well as higher annual costs, each of which may be material to investors. Furthermore, the need to establish the corporate infrastructure appropriate for a public company requires our management to engage in complex analysis and decision making, which may divert their attention away from the other aspects of our business. This could prevent us from implementing our growth strategy or may otherwise adversely affect our business, results of operations and financial condition.

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

In addition, as an “emerging growth company,” we have elected under the JOBS Act to delay adoption of certain new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Therefore, our financial statements may not be comparable to those of companies that comply with standards that are otherwise applicable to public companies.

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
We assess our goodwill, other intangible assets and our long-lived assets on an annual basis and whenever events or changes in circumstances indicate the carrying value of our assets may not be recoverable, and as and when required by accounting principles generally accepted in the United States to determine whether they are impaired. During the twelve months ended January 31, 2016, we recorded charges of approximately $182.8 million for the impairment of our goodwill and indefinite-lived intangible asset (trade name). Future appraisals of our business impacting the fair value of our assets or changes in estimates of our future cash flows could affect our impairment analysis in future periods and cause us to record either an additional expense for impairment of assets previously determined to be partially impaired or record an expense for impairment of other assets. Depending on future circumstances, we may never realize the full value of intangible assets. Any future determination or impairment of a significant portion of our goodwill and other intangibles could have an adverse effect on our financial condition and results of operations.

Risks Related to the Notes and Our Indebtedness

We have a substantial amount of debt, which exposes us to various risks.
We have substantial debt and, as a result, significant debt service obligations. On January 31, 2016, our total indebtedness was $646.9 million (including $240.0 million aggregate principal amount of 8.25% senior notes due 2019 and $406.9 million aggregate principal amount outstanding under our term loan facility). On November 13, 2013, the Company borrowed $35.0 million of incremental term loans (the “Incremental Term Loans”), which may be used for general corporate purposes, including to finance permitted acquisitions. The terms applicable to the Incremental Term Loans are the same as those applicable to the term loans under the Credit Agreement. We also had an additional $45.0 million available for borrowing under our revolving credit facility at that date. Our substantial level of debt and debt service obligations could have important consequences including:

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
The notes and the related guarantees are unsecured. This means they are effectively subordinated in right of payment to all of our and our subsidiary guarantors’ secured debt, including our credit facilities, to the extent of the value of the assets securing that debt. Loans under our credit facilities are secured by substantially all of our and the guarantors’ assets (subject to certain exceptions). We have $406.9 million outstanding under the term loan portion and no amount outstanding (and $45.0 million of unused availability) under the revolving portion of our credit facilities on January 31, 2016. Furthermore, the indenture governing the notes will allow us to incur additional secured debt.

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
None of our existing or future foreign subsidiaries will guarantee the notes, and some of our future domestic subsidiaries may not guarantee the notes. This means the notes are structurally subordinated to the debt and other liabilities of these subsidiaries. On January 31, 2016, our non-guarantor subsidiaries had $12.5 million of total liabilities, including trade payables and deferred tax liabilities and excluding intercompany liabilities. Our non-guarantor subsidiaries may, in the future, incur substantial additional liabilities, including debt. Furthermore, we may, under certain circumstances described in the indenture governing the notes, designate subsidiaries to be unrestricted subsidiaries, and any subsidiary that is designated as unrestricted will not guarantee the notes. In the event of our non-guarantor subsidiaries’ bankruptcy, insolvency, liquidation, dissolution, reorganization or similar proceeding, the assets of those non-guarantor subsidiaries will not be available to pay obligations on the notes until after all of the liabilities (including trade payables) of those non-guarantor subsidiaries have been paid in full.

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

Location	Purpose or Use	Square Feet on January 31, 2016	Status on January 31, 2016
Plano, Texas	Corporate headquarters	18,523	Leased, expires August 14, 2024
Seal Beach, California	Administration	18,310	Leased, expires March 31, 2019

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
For a description of our material pending legal proceedings, refer to Note 15, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.

Item 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
All of our outstanding shares are privately held, and there is no established public market for our shares.

Holders
On January 31, 2016, there was one holder of record of our common stock, BakerCorp International Holdings, Inc.

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

Purchases of Equity Securities by the Issuer
There were no purchases of our equity securities made by or on behalf of us during fiscal year 2016.

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

	Selected Financial Information
(In thousands)	Successor					Predecessor
	Twelve Months Ended January 31, 2016	Twelve Months Ended January 31, 2015	Twelve Months Ended January 31, 2014	Twelve Months Ended January 31, 2013	Eight Months Ended January 31, 2012	Four Months Ended May 31, 2011
Statement of Operations Data:
Total revenue	$303,129	$332,320	$310,611	$314,467	$214,410	$94,954
Total operating expense	468,330	302,334	291,309	253,398	180,976	93,839
(Loss) Income from operations	(165,201)	29,986	19,302	61,069	33,434	1,115
Total other expenses, net	43,492	43,331	45,230	43,763	29,889	51,933
(Loss) income before income tax (benefit) expense	(208,693)	(13,345)	(25,928)	17,306	3,545	(50,818)
Income tax (benefit) expense	(36,473)	(6,702)	(7,684)	7,476	1,295	(16,836)
Net (loss) income	$(172,220)	$(6,643)	$(18,244)	$9,830	$2,250	$(33,982)
For the period ended:
Cash	$44,754	$18,665	$25,536	$28,069	$36,996	$16,638
Accounts receivable, net	62,420	70,758	65,142	62,489	55,824	44,786
Property and equipment, net	336,635	368,299	393,142	373,794	343,630	239,595
Total assets	995,729	1,217,853	1,274,506	1,265,737	1,323,680	767,393
Total debt (excluding capital leases)	637,899	639,521	641,279	605,616	607,105	485,300
Shareholder’s equity	$167,448	$342,248	$373,756	$399,396	$382,128	$59,302

Non-U.S. GAAP Financial Measures
The following is a reconciliation of our net loss to EBITDA and Adjusted EBITDA for the fiscal years ended January 31, 2016, January 31, 2015 and January 31, 2014:

	Fiscal Year Ended
(dollar amounts in thousands)	January 31, 2016	January 31, 2015	January 31, 2014
Net loss	$(172,220)	$(6,643)	$(18,244)
Interest expense	42,329	42,440	41,294
Income tax benefit	(36,473)	(6,702)	(7,684)
Depreciation and amortization expense	63,168	65,511	62,491
EBITDA	$(103,196)	$94,606	$77,857
Foreign currency exchange loss, net	1,163	865	937
Loss on extinguishment and modification of debt	—	—	2,999
Acquisition and transaction costs	—	—	1,841
Financing related costs	135	143	1,702
Regulatory and SOX related costs	—	—	4,413
Severance related costs	838	694	5,484
Sponsor management fees	546	608	602
Share-based compensation expense	343	1,995	2,901
Impairment of goodwill and other intangible assets	182,849	—	—
Impairment of long-lived assets	3,086	3,364	2,370
Branch closure and consolidation costs	1,046	—	—
Software license and other fees related to impaired asset	917	—	—
Other (3)	1,784	2,356	2,334
Adjusted EBITDA (1)(2)(3)	$89,511	$104,631	$103,440
Adjusted EBITDA margin (3)	29.5%	31.5%	33.3%

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Part I, Item 1, “Business,” Part II, Item 6, “Selected Financial Data,” and Part II, Item 8, “Financial Statements and Supplementary Data.” Except for historic information contained herein, the matters addressed in this MD&A constitute “forward‑looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Exchange Act, as amended. Forward‑looking statements may be identified by the use of terms such as “anticipate,” “believe,” “expect,” “intend,” “project,” “will,” and similar expressions. Such forward‑looking statements are subject to a variety of risks and uncertainties, including those discussed in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K, that could cause actual results to differ materially from those anticipated by us. We undertake no obligation to update these forward‑looking statements to reflect events or circumstances after the date of this Annual Report or to reflect actual outcomes.

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion is divided into the following sections:

•	Overview

•	Critical Accounting Policies, Estimates and Judgments

•	Results of Operations

•	Liquidity and Capital Resources

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

We serve customers in over 15 industries, including oil and gas, industrial and environmental services, environmental remediation, construction, chemicals, transportation, power, and municipal works. During fiscal years 2016, 2015 and 2014, no single customer represented more than 10% of our total revenue, and our top ten customers accounted for approximately 20% of our total revenue.

The demand for our services serving the upstream segment of the oil and gas industry, which comprised approximately 15.8% of our total revenue for the twelve months ended January 31, 2016, depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile and the substantial reductions in crude oil prices that began in October 2014, and continued into 2015 and 2016, have resulted in a decline in the level of drilling and production activity, reducing the demand for containment solutions in the basins in which we operate. During the twelve months ended January 31, 2016, we recorded charges totaling $182.8 million associated with the impairment of a portion of our goodwill and other intangible assets within our North American segment as a result of the sustained decline in oil prices in recent months, together with the projected market expectations of a slow recovery of such prices, making it more likely than not that the fair value of these assets had decreased below their respective carrying values. A further reduction in crude oil and natural gas prices could lead to continued declines in the level of production activity and demand for our services, which could result in the recognition of additional impairment charges on our goodwill, intangible assets and property and equipment associated with our North American operations.

Our key business objectives for the fiscal year ended January 31, 2016 were to continue to fund our highest growth opportunities, optimize our fleet, increase revenue through a multi-tiered commercial strategy, and achieve operational excellence by increasing efficiencies and maintaining an expense base that supports our existing revenue streams and allows for scalability. We were able to achieve this through a variety of company-wide process improvements such as:

•
We began implementation of the AMS, which enables us to thoroughly evaluate our equipment, assess cost of ownership and rate of return, and prioritize how we manage each piece of equipment, allowing for improved planning, cost management, and resource allocation.

•
We developed more sophisticated systems to actively monitor the life cycle of our equipment. With this investment, we are able to make more informed decisions to refurbish or retire under-utilized and/or high maintenance cost assets and replace those units with assets that have a higher demand and/or strategic value.

•
We implemented RROC, which includes lean transformation and standardization of all facilities, inventory management, and a revamp of our QMS process. RROC is designed to streamline field processes from start to finish to significantly reduce our time to return equipment coming off-rent to rent ready condition, thereby improving our ability to respond to customer demand as well as accurately manage assets throughout their life cycle.

•	We continued to evaluate additional product lines and service offerings that complement and enhance our current capabilities.

•
We have been engaged in a company-wide Lean/Six Sigma process improvement program. These strategic efforts have been focused on implementing company-wide process improvements as well as tactical activities at the local branches. We have completed over 150 process implementation projects and are Lean/Six Sigma certified in 43 of our branches.

•	We focused on improving our strategic sourcing, vendor consolidation, national purchasing programs, and cost leverage initiatives across the business.

•	We evaluated current market conditions and looked for opportunities to reduce SG&A costs. This resulted in the reduction of personnel in locations with lower demand and the closure of three branches.

•
We continue to evaluate the branch and product line structures for profitability by determining whether customers at certain locations can benefit from other solutions we have available. During fiscal year 2016, we introduced the pumps and filtration product lines to our European operations.

•
We implemented Salesforce.com, a tool that improves the management of our sales cycle, previews upcoming demand for products and services, and provides better insight to market demand and customer opportunities, thereby improving the accuracy of our forecasts.

•	We successfully integrated a comprehensive market segment strategy, which included improved mapping of sales territories with higher demand, customer evaluations, and pricing improvements.

•
We developed a data warehouse that supports both the sales and operations team by delivering current information to our branch management team with key performance indicators around pricing, utilization, and customer characteristics. This enables fast and effective decision making aligned with our short and long-term business objectives.

•	We successfully increased our advanced filtration product rental, sales and service revenue in North America.

Geographic Operations
Our branches and employees by reportable segment on January 31, 2016 and January 31, 2015 were the following:

	January 31, 2016	January 31, 2015	Change
Branches:
Number of branches-North American Segment(1)	51	66	(15)
Number of branches-European Segment	11	12	(1)
Total branches	62	78	(16)
Employees:
Number of employees-North American Segment	832	960	(128)
Number of employees-European Segment	122	108	14
Total employees	954	1,068	(114)

(1)	Of the total decrease of 15 branches in the North American Segment, 12 branches were consolidated into other branches for reporting purposes and 3 branches were closed.

Our operations are managed from our corporate headquarters, which is located in Plano, Texas. The majority of our operations, resources, property and equipment are located in North America, and predominantly in the United States. We had four branches in Canada on January 31, 2016. The U.S. and Canada comprise our North American segment and include the results of operations of our Mexican subsidiary, which we sold on July 1, 2014. See Note 18, “Loss on the Sale of a Subsidiary” of the “Notes to Consolidated Financial Statements” included in Item 8 of this annual report on Form 10-K for further details. Our equipment has the capability to be utilized for multiple applications within North America. We incentivize our local managers to maximize return on assets under their control and we have well-developed systems to enable equipment and resource sharing. As a result, equipment in the U.S. and Canada is readily transferable and shared by the local branch managers. The process of equipment and resource sharing within our reportable segments enables us to maximize our efficiency and respond to shifts in customer demand.

We serve customers from our European segment from branches located in the Netherlands, Germany, France, and the United Kingdom. Our European operations are headquartered in the Netherlands. Our equipment is often transferred between European locations to serve customers as demand dictates.

Rental Revenue Metrics
We evaluate rental revenue, the largest portion of our revenue, utilizing the following metrics:

•
Rental Activity – The change in rental activity is measured by the impact of several items, including the utilization of rental equipment that we individually track which reflects the demand for our products in relation to the level of equipment, volume of rental revenue on bulk items not individually tracked (which includes pipes, hoses, fittings, and shoring), and the volume of re-rent revenue, resulting from the rental of equipment which we do not own.

•	Pricing – The impact of changes in pricing is measured by the increase or decline in the average daily, weekly or monthly rental rates on rental equipment that we specifically track.

•	Available Rental Fleet – The available rental fleet, as we define it, is the average number of equipment units within our fleet that we individually track.

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

Critical Accounting Policies, Estimates, and Judgments

The preparation and presentation of financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to establish policies and make estimates and assumptions that affect (i) the amounts of assets and liabilities as of the dates presented on the accompanying Consolidated Balance Sheets and (ii) the amounts of revenue and expenses for each year presented in the accompanying Consolidated Statements of Operations.

Our management believes its estimates and assumptions are supportable, reasonable, and consistently applied. Nonetheless, estimates are inherently uncertain. As a result, our financial position and operating results could materially differ from the amounts reported within the accompanying Consolidated Financial Statements if management's estimates require prospective adjustment.
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

Our critical accounting policies and estimates arise in conjunction with the following accounts:

•Revenue recognition
•Share-based compensation
•Allowance for doubtful accounts
•Goodwill and trade name
•Long-lived assets and customer relationships
•Customer relationships amortization policy
•Depreciation policy
•Medical insurance reserve
•Contingencies
•Income taxes
•Inventory
•Business combinations
•Interest rate swaps

Revenue Recognition

We enter into contracts with our customers to rent equipment based on a daily, weekly or monthly rental rate. The rental agreement may be terminated by us or our customers at any time. We have the right to substitute any equipment on rent with similar equipment at our discretion. We recognize rental revenue upon the passage of each rental day when: (i) there is contractual evidence of the arrangement; (ii) the price is fixed and determinable; and (iii) there is no evidence to indicate that collectability is not reasonably assured.
We recognize revenue on the sale of products or services when: (i) there is contractual evidence of the transaction; (ii) the products or services are delivered; (iii) the price is fixed and determinable; and (iv) there is no evidence to indicate that collectability is not reasonably assured.

We accrue for volume rebates and discounts during the same period as the related revenues are recorded based on our current expectations, after considering historical experience. Changes in such accruals may be required if future rebates differ from our estimates. Rebates and discounts are recognized as a reduction of revenues if distributed in cash or customer account credits. The rebates and discounts accrual balance on January 31, 2016 and January 31, 2015 was $1.6 million and $0.7 million, respectively.

We record a provision for estimated sales returns and allowances. The provision recorded for estimated sales returns and allowances is deducted from gross revenues to arrive at net revenues in the period the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that we have established, we will record a reduction or increase to net revenues in the period in which we make such a determination. The allowance for sales returns balance on January 31, 2016 and January 31, 2015 was $0.6 million.

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

•
Expected term—For options granted “at-the-money” in fiscal years 2016 and 2015, we used the simplified method to estimate the expected term for the stock options as we do not have enough historical exercise data to provide a reasonable estimate. For stock options granted “out-of-the-money” in fiscal years 2016 and 2015, we used an adjusted simplified method that considers the probability of the stock options becoming “in-the-money.”

•	Risk-free rate—The risk-free interest rate was based on the U.S. Treasury yield with a maturity date closest to the expiration date of that stock option grant.

The valuation dates and the resulting value of BCI Holdings common stock during fiscal years 2014, 2015 and 2016 were the following:

	March 2013	September 2013	November 2013	January 2014	March 2014	July 2014
Stock value per share (1)	$140.00	$125.00	$116.00	$110.00	$97.00	$96.00
Number of option grants (in shares)	16,500	495,000	—	24,000	25,500	29,000
Total equity value (in millions) (1)	$532.0	$476.4	$442.3	$420.8	$369.8	$365.3

	October 2014	January 2015	March 2015	July 2015	October 2015	January 2016
Stock value per share (1)	$117.80	$102.70	$102.00	$90.00	$85.00	$63.61
Number of option grants (in shares)(2)	5,000	—	5,000	—	—	650,301
Total equity value (in millions) (1)	$446.6	$389.1	$386.5	$341.2	$322.9	$241.8

(1)	These values have been discounted for a marketability factor as the shares are not tradable on any market or exchange and contain transfer restrictions.

(2)
Pursuant to the Option Exchange Offer, we granted modified stock options to eligible options holders (including the CEO) to purchase 568,427 shares of common stock in exchange for the cancellation of the tendered options to purchase 732,033 shares of common stock (see discussion below). We granted an additional 81,874 options on January 29, 2016. Refer to Note 12 in the "Notes to Consolidated Financial Statements" included in Item 8 for further information.

Stock Option Exchange Program
In November 2015, we commenced the Option Exchange Offer to allow certain employees and non-employee members of our board of directors the opportunity to exchange, on a grant-by-grant basis, their eligible options, with varying exercise prices per share ranging from $70 to $300, for new stock options that the Company granted under its 2011 Plan. Generally, most of the employees and non-employee board members with outstanding options were eligible to participate in the Option Exchange Offer, which expired on December 29, 2015. Each new stock option has an exercise price equal to $85, the stock value per share estimated as of the quarter end date preceding modification. Each new stock option has a maximum term that is equal to the remaining term of the original corresponding eligible option. Each new stock option becomes fully vested and exercisable only upon the consummation of a Change in Control (as defined in the 2011 Plan) or an initial public offering (“IPO”) of our common stock and only if the employee remains employed at that time. This is the case even if the eligible options were fully vested on the date of the exchange. There are four employees and one non-employee consultant who are not participating in the Option Exchange Offer.
The exchange of stock options was treated as a modification in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation - Stock Compensation.” We determined that the modified stock options granted under the program contain a service and performance condition. In addition, we determined that there was no market condition associated with the modified stock options as the exercise price of $85 was determined using the stock value per share estimated as of the quarter end date preceding modification.
We did not recognize any incremental expense resulting from the modification. Since the modified stock options contain a liquidity event based performance condition (i.e., Change in Control or IPO), we determined recognition of any incremental compensation cost should be deferred until the occurrence of the liquidity event. Total future additional stock-based compensation expense resulting from the modification of stock options, excluding CEO options and including options previously classified as liability awards (see discussion under "Liability Awards" below), was $6.2 million on January 31, 2016.
For option holders that did not participate in the Option Exchange Offer, their stock options continue to be granted in three tranches. The first tranche is comprised of 50% of the total options granted, while the second and third tranches are each comprised of 25% of the total options granted. The exercise price for the first tranche is the fair value of BCI Holdings common stock on the grant date. The exercise price for the second tranche is $200 and the exercise price for the third tranche is $300.
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

Liability Awards
During the fourth quarter of fiscal year 2014, certain options were converted from equity to liability awards, as we determined cash settlement upon exercise was probable. In connection with the conversion from equity to liability awards, the Company reclassified $2.8 million from additional paid-in-capital to the shared-based compensation liability for share-based compensation costs previously recognized for equity awards. For these awards, we recognize any increases in fair value of the stock options period to period as expense and decreases in fair value as a reduction of liability, regardless of the presence of service, market, or performance conditions. We remeasured the fair value of these options on January 31, 2014, and recognized an additional $0.2 million non-cash share-based compensation expense. We remeasured the fair value of these options for fiscal year 2015, resulting in a decrease to our non-cash share-based compensation expense of $0.1 million.
Pursuant to the Option Exchange Offer, we granted modified stock options to certain employees to purchase 62,500 shares of common stock in exchange for the tendered options to purchase 60,000 shares of common stock. The modified stock options did not require cash settlement. Each new stock option has an exercise price equal to $85, the stock value per share estimated as of the quarter end date preceding modification. Each new stock option has a maximum term that is equal to the remaining term of the original corresponding eligible option. Each new stock option becomes fully vested and exercisable only upon the consummation of a Change in Control or an IPO and only if the employee remains employed at that time. As a result, we reclassified $0.9 million from share-based compensation liability to additional paid-in-capital in connection with the conversion from liability to equity awards. We did not recognize any incremental expense as a result of the modification and reclassification.
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
Pursuant to the Option Exchange Offer, we granted modified stock options to the CEO to purchase 225,000 shares of common stock in exchange for the tendered options to purchase 450,000 shares of common stock under the 2011 Plan. Each new stock option has an exercise price equal to $85, the stock value per share estimated as of the quarter end date preceding modification. Each new stock option has a maximum term that is equal to the remaining term of the original corresponding eligible option. Each new stock option becomes fully vested and exercisable only upon the consummation of a Change in Control or an IPO and only if the employee remains employed at that time. The modified stock options contain a liquidity event based performance condition. As a result, we determined compensation cost recognition should continue to be deferred until the occurrence of the Change in Control or IPO. On January 31, 2016, the total unrecognized stock-based compensation expense for the CEO's options was $8.1 million. During fiscal years 2016 and 2015, we did not recognize any stock-based compensation expense related to the CEO’s options.
New Grants
We granted an additional 81,874 options on January 29, 2016. Each new stock option has an exercise price equal to $85, the stock value per share estimated as of the previous quarter end. Each new stock option has a maximum term of ten years and becomes fully vested and exercisable only upon the consummation of a Change in Control or an IPO and only if the employee remains employed at that time. We determined that these stock options contain a service and performance condition. Further, we performed an analysis of the new stock options granted and determined that these options had characteristics of "deep-out-of-the-money" stock options as the exercise price of $85 was significantly greater than our grant date stock price of $63.61. The new options granted contain a liquidity event based performance condition. As a result, we determined compensation cost recognition should be deferred until the occurrence of the Change in Control or IPO. On January 31, 2016, the total unrecognized stock-based compensation expense for the new grants was $1.9 million.

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
Please refer to Note 12, “Share-Based Compensation” of the “Notes to Consolidated Financial Statements” included in Item 8 for more information.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We establish and maintain the allowance for estimated losses based upon historical loss experience, evaluation of past due accounts receivable, current economic trends and our experience with respect to the paying history of certain customers. Management reviews the level of the allowance for doubtful accounts on a regular basis and adjusts the level of the allowance as needed. Our historical reserves have been sufficient to cover losses from uncollectible accounts. However, we cannot predict future changes in the financial stability of our customers, and actual losses from uncollectible accounts may differ from our estimates and have a material effect on our consolidated financial position, results of operations and cash flows. If the financial condition of our customers deteriorate resulting in their inability to make payments, a larger allowance may be required resulting in a charge to “other operating expenses” in the period in which we make this determination.
Goodwill and Trade Names
Goodwill and other intangible assets with indefinite lives are not subject to amortization, but are evaluated for impairment annually as of November 1, or whenever events or changes in circumstances indicate that the asset might be impaired. We evaluate the possible impairment (i) if/when events or changes in circumstances occur that indicate that the carrying value of assets may not be recoverable; or (ii) in the case of goodwill and indefinite-lived intangible assets, our annual impairment assessment date of November 1. These evaluations require significant judgment by our management in forecasting net cash flows to be derived by these intangible assets through our on-going operations. The discounted value of such cash flows (or our market capitalization in the case of goodwill) are compared to each asset's carrying value to assess whether there is an indication of impairment and resulting charges to record.
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

When performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Prior to fiscal year 2014, our reporting units for the purpose of testing goodwill for impairment consisted of seven geographic divisions located at a level below our two operating segments, North America and Europe. However, during fiscal year 2014, as a result of the addition of a new CEO, who is considered to be the Chief Operating Decision Maker (“CODM”), and the way he views the business, a management reorganization during the fourth quarter of fiscal year 2014, changes in our asset management process, and changes in the regular periodic financial information provided to the CODM, we reassessed our reporting units. We determined we have two reporting units consisting of North America and Europe, which are also operating and reportable segments.
We review goodwill for impairment utilizing a two-step process. To evaluate whether goodwill is impaired, the first step is to compare the estimated fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. We estimate the fair value of our reporting units based on income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of Enterprise Value to EBITDA for comparable companies. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured.

The impairment loss, if any, would be calculated in the second step by comparing the implied fair value of goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the reporting unit’s fair value over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.
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
On October 1, 2015, we performed an interim impairment test due to deterioration in operating results, negative industry trends and a revised forecast. We determined the carrying value of the North American reporting unit exceeded fair value. There were no indications of potential goodwill impairment for the European reporting unit. We then performed the second step of the impairment test for the North American reporting unit and calculated the implied fair value of goodwill, which was less than its carrying value. As a result, we recorded a non-cash goodwill impairment charge of $65.7 million in our North American reporting unit during the third quarter of fiscal year 2016.
Due to the continued decline in revenue generated from upstream oil and gas customers resulting in revised projections and declining trends in our company valuation, we performed the first step of the goodwill impairment test as of January 31, 2016. We determined the carrying value of the North American reporting unit exceeded fair value. There were no indications of potential goodwill impairment for the European reporting unit. We then performed the second step of the impairment test for the North American reporting unit and calculated the implied fair value of goodwill, which was less than its carrying value. As a result, we recorded a non-cash goodwill impairment charge of $93.3 million in our North American reporting unit during the fourth quarter of fiscal year 2016.
The revised projections assume continued downward pressure for upstream oil and gas customers in fiscal year 2017 in North America. Beginning fiscal year 2018, we anticipate economic recovery and improvements in other end markets. Should the downward market pressure be higher than anticipated in fiscal year 2017 or continue beyond that or if there are any other changes to the key assumptions utilized in deriving the fair value of our reporting units, we could fail step one of the goodwill impairment test in future periods. We will continue to monitor both reporting units for impairment.
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
Due to certain indicators of impairment identified during our October 1, 2015 interim impairment test of goodwill, we assessed our indefinite and definite-lived intangible assets for impairment. Based on our analysis, we concluded that the carrying value of our indefinite-lived intangible assets (trade name) exceeded its fair value and recorded an impairment charge of $8.5 million in our North American reporting unit. During the fourth quarter of fiscal year 2016, we assessed the carrying value of our indefinite-lived intangible assets again due to certain indicators of impairment identified for goodwill. Based on our analysis, we concluded that the carrying value of our indefinite-lived intangible assets (trade name) exceeded its fair value and recorded an impairment charge of $15.3 million in our North American reporting unit during the fourth quarter of fiscal year 2016. There were no impairment charges recorded in Europe during fiscal year 2016.
This aforementioned impairment charges, which are included under the caption "Impairment of goodwill and other intangible assets" in our consolidated statement of operations, does not impact our operations, compliance with our debt covenants or our cash flows. We did not record any goodwill impairment charges during fiscal years 2015 and 2014. Refer to Note 1, “Business, Basis of Presentation, and Summary of Significant Accounting Policies” and Note 6, "Goodwill and Other Intangibles, Net" of the “Notes to Consolidated Financial Statements” included in Item 8 for additional information.

Long-lived Assets and Customer Relationships
We assess long-lived and definite-lived intangible assets for impairment on an individual basis whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors considered important which may trigger an impairment review if significant include the following:

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
Impairment charges for our long-lived assets were $3.1 million, $3.4 million and $2.4 million in fiscal years 2016, 2015 and 2014, respectively. Refer to Note 1, “Business, Basis of Presentation, and Summary of Significant Accounting Policies” and Note 5, "Property and Equipment, Net" of the “Notes to Consolidated Financial Statements” included in Item 8 for additional information.

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

Depreciation Policy
We begin to depreciate our property and equipment when they are placed in service utilizing the straight-line method over each asset’s estimated useful life. We continue to depreciate assets held for rent even when they are not on rent. Significant management judgment is required in connection with determining the useful lives of property and equipment. Property and equipment are assigned a useful life based on our accounting policy for the asset class. We routinely track the age of our equipment that is retired and compare our estimate of useful lives to this data. We also evaluate current business practices and uses of our equipment to evaluate whether this may impact the economic life of the equipment. Based on this analysis, we reassess the appropriate useful lives for property and equipment at the asset class level whenever there are significant discrepancies between the expected retirement age of our equipment and our estimated useful lives. However, from time to time we may determine that certain individual groups of assets within an asset class that have become significant are not tracking with the estimated useful life of the overall asset class; therefore, the useful lives associated with the group are adjusted accordingly. Additionally, in the event that we acquire new rental products, we evaluate their useful lives based upon industry and past ownership practice until we have sufficient independent history and evidence to make our assessment.

In computing depreciation expense, we have made the assumption that there will be no salvage value at the end of the equipment’s useful life. If we were to change our depreciation policy from no salvage value to include a salvage value or were to change our depreciation methods due to shorter or longer useful lives, such changes could have an effect on our earnings, with the actual effect being determined by the change.

Medical Insurance Reserve
Prior to fiscal year 2015, our employee medical insurance program had a self-insurance component under which we were responsible for a portion of the medical claims of our employees who were enrolled in the plan. Our portion of the claims varied based on the number of employees and eligible dependents enrolled in the medical insurance program. On each balance sheet date we made an estimate for participant claims that had been incurred but not reported to the insurer. We made an accrual for the incurred but not reported claims based our historical claims experience. Furthermore, we periodically reviewed with our insurance broker their estimates of the lag time between claims submitted and the timing of reimbursement due by the Company. All of these factors were assessed in determining the appropriate level of accrual at any reporting period. A high degree of judgment was required to estimate the amount to be accrued.

In fiscal year 2015, we switched to a fully insured employee medical insurance program. In fiscal year 2016, we reverted back to a self-insured plan and made an estimate for participant claims that had been incurred but not reported to the insurer of $0.9 million as of January 31, 2016.

We purchased insurance coverage that provided reimbursement for any individual claim in excess of $175,000. Due to medical privacy regulations, we had limited visibility and little history with respect to the benefits from this policy. Therefore, we recorded these benefits as they were received.

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

Income Taxes
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

We must assess the likelihood that each of our deferred tax assets will be realized. To the extent we believe that realization of any of our deferred tax assets is not more likely than not, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in a reporting period, we generally record a corresponding tax expense in our consolidated statement of operations. Conversely, to the extent circumstances indicate that a valuation allowance is no longer necessary, that portion of the valuation allowance is reversed, which generally reduces our overall income tax expense. The majority of our deferred tax asset relates to U.S. net operating loss carry forwards that have future expiration dates. Management believes that the Company will fully utilize all of its deferred tax assets, including federal and state net operating loss carryforwards, except $0.5 million of certain state net operating loss carryforwards as we believe it is more likely than not that those deferred tax assets will not be realized.

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

We carry inventory in amounts necessary to satisfy our customers’ demand. We continually monitor our inventory status to control inventory levels and write down any excess or obsolete inventories on hand. Our inventory, net on January 31, 2016 and January 31, 2015 was $7.4 million and $7.3 million, respectively.

We have not made any material changes in the accounting methodology used to establish our excess and obsolete inventory reserve during the past three fiscal years. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which may have a material impact on our financial statements. Such circumstances may include, but are not limited to, the development of new competing technology that impedes the marketability of our products or the occurrence of significant price decreases. Each percentage point change in the ratio of excess and obsolete inventory reserve to inventory would impact cost of sales by approximately $81,000.

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

Interest Rate Swaps
Interest rate swap contracts are recorded in the consolidated financial statements at fair value. On January 31, 2016, we had interest rate swap contracts with an outstanding total notional principal of $214.0 million. For interest rate swap contracts, we have agreed to pay fixed interest rates while receiving a floating interest rate. The purpose of holding these interest rate swap contracts is to protect against upward movements in the London Interbank Offered Rate (“LIBOR”) and the associated interest that we pay on our external variable rate credit facilities.
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

Results of Operations

The table below presents results for fiscal years 2016, 2015 and 2014.

	Fiscal Years
	2016		2015		2014
(dollar amounts in thousands)	Amount	% of Revenues	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Rental revenue	$243,409	80.3%	$265,799	80.0%	$246,479	79.3%
Sales revenue	17,271	5.7%	22,521	6.8%	21,342	6.9%
Service revenue	42,449	14.0%	44,000	13.2%	42,790	13.8%
Total revenue	303,129	100.0%	332,320	100.0%	310,611	100.0%
Operating expenses:
Employee related expenses	108,037	35.6%	112,747	33.9%	108,042	34.8%
Rental expense	41,788	13.8%	44,138	13.3%	38,083	12.3%
Repair and maintenance	11,740	3.9%	13,612	4.1%	18,133	5.8%
Cost of goods sold	10,691	3.5%	14,432	4.3%	12,539	4.0%
Facility expense	28,818	9.5%	28,402	8.5%	25,048	8.1%
Professional fees	3,274	1.1%	4,087	1.2%	8,962	2.9%
Management fees	546	0.2%	608	0.2%	602	0.2%
Other operating expenses	16,632	5.5%	19,230	5.8%	17,705	5.7%
Depreciation and amortization	63,168	20.8%	65,511	19.7%	62,491	20.1%
Gain on sale of equipment	(2,299)	(0.8)%	(3,797)	(1.1)%	(2,666)	(0.9)%
Impairment of goodwill and other intangible assets	182,849	60.3%	—	0.0%	—	—%
Impairment of long-lived assets	3,086	1.0%	3,364	1.0%	2,370	0.8%
Total operating expenses	468,330	154.5%	302,334	90.9%	291,309	93.8%
(Loss) Income from operations	(165,201)	(54.5)%	29,986	9.1%	19,302	6.2%
Other expenses:
Interest expense, net	42,329	14.0%	42,440	12.8%	41,294	13.3%
Loss on extinguishment of debt	—	—%	—	0.0%	2,999	1.0%
Foreign currency exchange loss, net	1,163	0.3%	865	0.2%	937	0.3%
Other expense, net	—	—%	26	—%	—	—%
Total other expenses, net	43,492	14.3%	43,331	13.0%	45,230	14.6%
Loss before income taxes	(208,693)	(68.8)%	(13,345)	(4.0)%	(25,928)	(8.4)%
Income tax benefit	(36,473)	(12.0)%	(6,702)	(2.0)%	(7,684)	(2.5)%
Net loss	$(172,220)	(56.8)%	$(6,643)	(2.0)%	$(18,244)	(5.9)%

Results of Operations - Fiscal Year 2016 compared to Fiscal Year 2015

	Fiscal Years
($ in thousands, except Operating Data)	2016	2015	$ Change		% Change
North America
Rental revenue	$215,463	$236,360	$(20,897)		(8.8)%
Sales revenue	17,262	22,518	(5,256)		(23.3)%
Service revenue	39,928	41,456	(1,528)		(3.7)%
Total revenue	272,653	300,334	(27,681)		(9.2)%
Total operating expenses(3)	446,038	279,264	166,774		59.7%
(Loss)/Income from operations	(173,385)	21,070	(194,455)		(922.9)%
Europe
Rental revenue	27,946	29,439	(1,493)		(5.1)%
Sales revenue	9	3	6		200.0%
Service revenue	2,521	2,544	(23)		(0.9)%
Total European revenue	30,476	31,986	(1,510)		(4.7)%
Total operating expenses(3)	22,292	23,070	(778)		(3.4)%
Income from operations	8,184	8,916	(732)		(8.2)%
Consolidated
Total revenue	303,129	332,320	(29,191)		(8.8)%
Total operating expenses	468,330	302,334	165,996		54.9%
Total (loss) income from operations	$(165,201)	$29,986	$(195,187)		(650.9)%
Operating Data:
North America
Average utilization (1)	53.1%	56.1%	(300	)bps
Average daily rental rate (2)	$31.40	$33.05	$(1.65)		(5.0)%
Average number of rental units	23,879	23,967	(88)		(0.4)%
Europe
Average utilization (1)	42.8%	44.4%	(160	)bps
Average daily rental rate (2)	$90.55	$109.65	$(19.10)		(17.4)%
Average number of rental units	1,415	1,263	152		12.0%
Consolidated
Average utilization (1)	52.5%	55.5%	(300	)bps
Average daily rental rate (2)	$34.05	$36.10	$(2.05)		(5.7)%
Average number of rental units	25,293	25,229	64		0.3%

(1)
The average utilization of rental fleet is a measure of efficiency used by management; it represents the percentage of time a unit of equipment is on-rent during a given period. It is not a U.S. GAAP financial measure.

(2)	The average daily rental rate is used by management to gauge the daily rate of rental equipment that we specifically track during a given period. It is not a U.S. GAAP financial measure.

(3)	Total operating expenses by reporting segment excludes inter-segment allocations from North America to Europe of $5.1 million in both fiscal years ended 2016 and 2015.

Revenue

Consolidated Revenue
Consolidated revenue decreased primarily due to a reduction in revenues to oil and gas customers of $19.8 million, or 29.3%. The remaining decrease of $9.4 million, or 3.5%, was due to revenue related to industrial service, terminal/pipeline, construction, mining, and environmental remediation customers, partially offset by increases in revenue related to our chemical, municipal and refinery customers.
Since late 2014, oil and gas prices have declined significantly most recently to their lowest levels since 2009. As a result of the reduced price of oil and gas and the subsequent downturn in the oil and gas industry, we have experienced a decline in demand and pricing for our services, with the most significant impact with our upstream oil and gas customers. The decrease in demand for our services continued through fiscal year 2016.
Revenue by reportable segment for fiscal year 2016 compared to fiscal year 2015 is discussed in detail below.

North America
Our North American segment revenue decreased as a result of the decreases in rental, sales and service revenues of $20.9 million, $5.3 million and $1.5 million, respectively. Revenue from oil and gas customers decreased by $19.0 million, or 29.4%. The decline in oil and gas revenue was due to the factors mentioned in our Consolidated Revenue discussion above.
Revenue, excluding oil and gas customers, decreased by $8.7 million, or 3.7%, due to decreases in revenue related to our industrial service, terminal/pipeline, construction, mining and environmental remediation customers, partially offset by increases in revenue related to our chemical and municipal customers.

Rental Revenue
Rental revenue decreased primarily as a result of the 300 basis point decrease in average utilization and a 5.0% decrease in the average daily rental rate. Both utilization and rate declines were driven by a decrease in demand and pricing for our steel tank containment units. In addition, rental revenue from bulk items decreased by $1.9 million during fiscal year 2016 compared to fiscal year 2015.

Sales Revenue
Sales revenue decreased primarily due to lower sales of filtration media, pumps, pipes, hoses and fittings, and other ancillary sales.

Service Revenue
Service revenue decreased primarily due to the decline of water transfer service activity in a branch that was closed in fiscal year 2015.

Europe
Revenue from our European segment decreased as a result of a $5.3 million unfavorable impact on revenue due to the dollar strengthening against the Euro and the British Pound Sterling. Excluding the currency exchange, revenue from our European segment increased $3.8 million, or 11.9%, due to increases in revenue from our refinery, chemical, power, environmental remediation, terminal/pipeline customers, and other ancillary end markets.

Rental Revenue
Rental revenue decreased primarily as a result of a $4.9 million unfavorable impact on rental revenue as a result of the dollar strengthening against the Euro and the British Pound Sterling. Excluding the impact from currency exchange, rental revenue from our European segment increased by $3.4 million or 11.6%. The increase in rental revenue was primarily due to a 12.0% increase in the average number of rental units, partially offset by a 1.6% decrease in the average daily rate and a 160 basis point decrease in utilization. Utilization decreased as a result of the increase in rental units. The available rental fleet increased by 152 units to 1,415 on January 31, 2016 from 1,263 units on January 31, 2015, as we continue to invest capital to improve market penetration and support our European segment expansion.

Sales Revenue
Sales revenue remained relatively flat over the comparable periods.
Service Revenue
Service revenue decreased slightly primarily as a result of a $0.5 million unfavorable impact on service revenue as a result of the dollar strengthening against the Euro and the British Pound Sterling. Excluding the impact from currency exchange, service revenue increased by $0.5 million, or 20.0%. The increase in service revenue was primarily driven by an increase in hauling services performed in conjunction with steel and polyethylene tank-related projects.

 Operating Expenses

Consolidated Operating Expenses
Consolidated operating expenses increased primarily due to a $182.8 million impairment charge of our goodwill and other intangibles. Excluding the impairment charges, total operating expenses decreased by $16.9 million, or 5.6%, primarily due to decreased operating expenses of $16.1 million, or 5.8%, in North America and 0.8 million, or 3.4%, in Europe. The North American and European segments do not include an allocation of inter-segment expenses.

North America
Total operating expenses increased primarily due to the following:

•
$182.8 million of goodwill and other intangible asset impairment charges recorded during fiscal year 2016. See Note 6, "Goodwill and Other Intangible Assets, Net" of the "Notes to Consolidated Financial Statements" included in Item 8 for additional details.

•	$1.8 million decrease in gains on the sale of equipment due to lower equipment sales

•
$0.8 million increase in facility expenses due to increases of $0.5 million in rent expense, $0.3 million of data processing expense, and $0.4 million in property tax expense, partially offset by a $0.4 million decrease in other facility expenses. The increase in rent was primarily attributable to increased rental rates for various branches. The increase in data processing was due to contract settlement costs related to a maintenance and license agreement for an internally developed software that we discontinued. The increase in property tax expense follows the increase in rent expense coupled with additional property taxes recognized in Canada. The decrease in other facility expenses is primarily due to cost reduction programs resulting in lower office expenses.

The increases in operating expenses detailed above were partially offset by the following:

•
$5.2 million decrease in employee related expenses primarily due to a $3.0 million decrease in payroll and payroll-related costs, a $1.4 million decrease in insurance expenses, a $1.7 million decrease in share-based compensation expense, and a $0.5 million decrease in temporary labor costs, partially offset by a $1.4 million increase in bonus expense. The decrease in payroll and payroll-related costs was driven by a decrease in headcount of 128 employees, or 13.3%, from 960 employees on January 31, 2015 to 832 employees on January 31, 2016 coupled with the impact of corporate cost reduction programs which affected certain employee benefits and overtime pay. The decrease in insurance costs is due to a change from a fully-insured to self-insured health plan. The decrease in share-based compensation expense was primarily due to a $1.2 million decrease in expense related to our stock options accounted for as liability awards and a $0.5 million decrease in expense due to the impact of forfeitures and cancellations of stock options from employee terminations during fiscal year 2016. The decrease in temporary labor costs was primarily due to decreases in project staffing requirements. These decreases were partially offset by an increase in bonus expense in an effort to incentivize key personnel.

•	$3.7 million decrease in cost of goods sold which corresponds to the decrease in sales revenue.

•
$2.6 million decrease within rental expenses due to a $2.7 million decrease in fuel expense, a $0.5 million decrease in the use of outside vendors for transportation and a $0.2 million decrease in re-rental expenses, partially offset by a $0.8 million increase in the rental of equipment used in the field.

•
$2.5 million decrease in other operating expenses primarily due to decreases in advertising expenses of $1.0 million, travel expenses of $1.0 million, relocation expenses of $0.3 million, recruitment expenses of $0.3 million, and various other expenses of $1.2 million, partially offset by increases in bad debt expenses of $1.3 million. The decrease in advertising expense was driven by reduced advertising and trade show costs. The decrease in travel expense was due to the impact of cost reduction programs during fiscal year 2016. Relocation expenses decreased due to the move of our corporate office from California to Texas in the prior fiscal period. The decrease in recruitment expenses was due to higher search fees incurred in the prior year. Bad debt expense increased primarily due to one new customer that filed for creditor protection during fiscal year 2016.

•	$1.9 million decrease in repair and maintenance expenses primarily due to the reduction of refurbishment for certain equipment during fiscal year 2016.

•	$1.5 million decrease in depreciation and amortization expense as we decreased our investment in new rental fleet during fiscal year 2016.

•	$0.8 million decrease in professional and legal fees as a result of the resolution of several legal matters during fiscal year 2015 and lower consulting costs during fiscal year 2016.

•
$0.3 million decrease in the impairment of long-lived assets. See Note 5, "Property and Equipment, Net" of the "Notes to Consolidated Financial Statements" included in Item 8 of this annual report on Form 10-K for further details.

Europe
Total operating expenses for the European segment decreased primarily due to a $3.8 million favorable impact on operating expenses as a result of the dollar strengthening against the Euro and British Pound Sterling. Excluding the impact of the foreign currency translation, operating expenses from our European segment increased by $3.0 million, or 13.0%, due to the following:

•
$2.2 million increase in employee related expenses due to a $1.9 million increase in payroll and payroll-related costs and a $0.5 million increase in bonus expense as a result of increased headcount to support operations. Headcount increased by 14 employees, or 13.0%, during fiscal year 2016 to 122 employees on January 31, 2016 from 108 employees on January 31, 2015.

•	Rental expenses increased $0.8 million driven by the increase in rental revenue.

Income Tax Benefit
Income tax benefit during fiscal year 2016 increased by $29.8 million, to a benefit of $36.5 million from $6.7 million during fiscal year 2015. The increase is primarily due to an increase in consolidated pre-tax book loss which includes $182.8 million of goodwill and other intangible asset impairment charges recorded during fiscal year 2016. Refer to Note 6, "Goodwill and Other Intangible Assets" of the “Notes to Consolidated Financial Statements” included in Item 8 of this annual report on Form 10-K for further details.

Results of Operations - Fiscal Year 2015 compared to Fiscal Year 2014

Revenue

	Fiscal Years
($ in thousands, except Operating Data)	2015	2014	$ Change		% Change
North America
Rental revenue	$236,360	$220,017	$16,343		7.4%
Sales revenue	22,518	21,319	1,199		5.6%
Service revenue	41,456	40,279	1,177		2.9%
Total revenue	300,334	281,615	18,719		6.6%
Total operating expenses(3)	279,264	271,507	7,757		2.9%
Income from operations	21,070	10,108	10,962		108.4%
Europe
Rental revenue	29,439	26,462	2,977		11.3%
Sales revenue	3	23	(20)		(87.0)%
Service revenue	2,544	2,511	33		1.3%
Total European revenue	31,986	28,996	2,990		10.3%
Total operating expenses(3)	23,070	19,802	3,268		16.5%
Income from operations	8,916	9,194	(278)		(3.0)%
Consolidated
Total revenue	332,320	310,611	21,709		7.0%
Total operating expenses	302,334	291,309	11,025		3.8%
Total income from operations	$29,986	$19,302	$10,684		55.4%
North America
Average utilization (1)	56.1%	55.7%	40	bps
Average daily rental rate (2)	$33.05	$33.66	$(0.61)		(1.8)%
Average number of rental units	23,967	23,033	934		4.1%
Europe
Average utilization (1)	44.4%	52.1%	(770	)bps
Average daily rental rate (2)	$109.65	$100.37	$9.28		9.2%
Average number of rental units	1,263	1,055	208		19.7%
Consolidated
Average utilization (1)	55.5%	55.6%	(10	)bps
Average daily rental rate (2)	$36.10	$36.39	$(0.29)		(0.8)%
Average number of rental units	25,229	24,087	1,142		4.7%

(1)
The average utilization of rental fleet is a measure of efficiency used by management; it represents the percentage of time a unit of equipment is on-rent during a given period. It is not a U.S. GAAP financial measure.

(2)	The average daily rental rate is used by management to gauge the daily rate of rental equipment that we specifically track during a given period. It is not a U.S. GAAP financial measure.

(3)	Operating expenses by reporting segment excludes inter-segment allocations from North America to Europe of $5.1 million and $4.7 million in fiscal year ended 2015 and 2014, respectively.

Revenue

Consolidated Revenue
Consolidated revenue increased by $21.7 million, or 7.0%. Excluding revenue from oil and gas customers, consolidated revenue increased by $26.3 million, or 11.0% due to increases in revenue related to our construction, chemical, industrial, terminal/pipeline, refinery, and environmental remediation customers. Revenue from oil and gas customers decreased by $4.6 million, or 6.3%, due to an over-supply of tanks in certain shale plays and lower drilling rig activity.

Revenue by reportable segment for fiscal year 2015 compared to fiscal year 2014 is discussed in detail below.

North America
Our North American segment revenue increased primarily due to increased revenue from construction, terminal/pipeline, chemical, power, refinery, and environmental remediation customers totaling $24.0 million, or 15.9%. This increase was partially offset by a decline of oil and gas revenue of $5.3 million, or 7.6%. The decline in oil and gas revenue was due to the factors mentioned in our Consolidated Revenue discussion above.

Rental Revenue
Rental revenue increased primarily due to a 4.1% increase in the average number of rental units and a 40 basis point increase in average utilization, partially offset by a 1.8% decrease in average daily rental rate. Our average number of rental units increased 934 units, or 4.1% as we incurred $35.9 million of capital expenditures. The decrease in the average daily rental rate was negatively impacted in part by mix, as a higher portion of our rental revenue was driven by the rental of equipment with lower rental rates. In addition to the above, re-rent revenue increased $3.8 million due to an increase in our rental of third-party rental equipment.

Sales Revenue
Sales revenue increased primarily due to increased sales of filtration equipment and media, as well as pumps. We have increased our inventory of pump parts, shortening the time to fill customer pump orders, resulting in additional pump revenue opportunities.

Service Revenue
Service revenue increased primarily due to an increase in the activity of our rental equipment fleet.

Europe
Revenue from our European segment increased primarily due to increased revenues from chemical and industrial services customers of $3.2 million, or 26.4%, environmental remediation customers of $0.9 million, or 17.5%, and oil and gas customers of $0.8 million, or 37.1%. The increase in revenue was the result of branch expansion, further market penetration into existing markets, and growth in revenues from existing customers. The increase was partially offset by lower revenue from power, refinery, and terminal/pipeline customers of $1.7 million, or 23.6%.

Rental Revenue
Rental revenue increased primarily due to a 19.7% increase in the average number of rental units and a 9.2% increase in the average daily rate, partially offset by a decrease in utilization. Utilization decreased as a result of the increase in rental units and the initiation of fewer refinery maintenance projects. The available rental fleet increased by 208 units to 1,263, as we continue to invest capital to improve market penetration and support our branch expansion. Rental revenue from bulk items increased $0.7 million due primarily to higher demand for pipes, hoses, fittings and other items. The increase also included $0.5 million unfavorable impact on revenue as a result of the dollar strengthening against the Euro.

Operating Expenses

Consolidated Operating Expenses
Consolidated operating expenses increased primarily due to higher operating expenses of $7.8 million, or 2.9%, in North America and $3.3 million, or 16.5%, in Europe. The North American and European segments do not include an allocation of all inter-segment expenses.

North America
Total operating expenses for the North American segment increased primarily due to the following:

•	$5.8 million increase within rental expenses driven by the increases in rental revenue.

•
$3.5 million increase in employee related expenses primarily due to a $5.8 million increase in payroll and payroll-related costs, a $3.9 million increase in insurance expenses and a $0.6 million increase in temporary labor costs. The increase in payroll and payroll-related costs was driven by an increase in headcount of 87 additional employees, or a 10.0% increase in headcount from 873 employees at January 31, 2014 to 960 employees on January 31, 2015. The increase in insurance expense was driven by higher costs due to a change from self-insured to fully-insured health plans and the associated premium increase. The increase in temporary labor costs was primarily due to increases in project staffing requirements. These increases were partially offset by a $4.9 million decrease in severance expenses, a $0.9 million decrease in stock-based compensation expense and a $0.8 million decrease in bonus expense. The decrease in severance expenses was a result of former members of management who left the Company during the prior fiscal year. The decrease in stock-based compensation was primarily due to a $0.3 million decrease in expense related to the remeasurement of our stock options accounted for as liability awards and a $0.6 million decrease in expense due to the impact of forfeitures and cancellations of stock options from employee terminations in fiscal year 2014. The decrease in bonus expense was the result of our operating results, which were below our plan.

•	$2.1 million increase in depreciation and amortization expense as we increased our investment in rental fleet during the prior fiscal year.

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

•
$1.1 million increase in other operating expenses primarily due to an increase in bad debt expense of $0.2 million, advertising expenses of $0.3 million, travel expenses of $0.4 million, relocation expenses of $0.5 million, business taxes of $0.4 million, and various other expenses of $0.3 million. During fiscal year 2014, we experienced better than expected collection of receivables. As a result, bad debt expenses during fiscal year 2015 increased compared to the same period in the prior year. The increase in advertising expense was due to increased costs related to trade shows and promotions. The increase in travel expenses was due to travel costs related to the expansion of Canada and corporate initiatives. Relocation expenses increased due to the move of our corporate office from California to Texas. Business taxes increased primarily due to tax refunds received during fiscal year 2014. The increases were partially offset by a $1.0 million decrease in recruitment expenses due to higher search fees incurred to fill certain key management positions during the prior fiscal year.

•	$1.9 million increase in cost of goods sold which corresponds to the increase in sales revenue and increased fuel costs.

•
$1.0 million increase as a result of an impairment of long-lived assets. During the three months ended October 31, 2014, we identified potential indicators of impairment of our long-lived assets. As a result, we assessed our long-lived assets for impairment and wrote down certain assets by $2.1 million to their estimated fair value. The remaining $1.3 million of the fiscal year 2015 impairment charge was recorded during the three months ended April 30, 2014 driven by our decision to sell our wholly-owned subsidiary in Mexico.

The increases in operating expenses detailed above were partially offset by the following:

•
$4.8 million decrease in professional fees and legal fees. We incurred $3.8 million of additional costs to amend the Credit Facility and consulting fees related to system implementation projects in fiscal year 2014, which did not recur in fiscal year 2015. Additionally, the resolution of several legal matters resulted in the reversal of a $0.7 million legal accrual in fiscal year 2015.

•	$4.4 million decrease in repair and maintenance primarily due to the reduction of certain regulatory compliance costs.

•	$1.7 million increase in gains on the sale of equipment.

Europe
Total operating expenses for the European segment increased primarily due to the following:

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

 Other Expenses, Net

Consolidated
Other expenses during fiscal year 2015 decreased by $1.9 million or 4.2%, to $43.3 million from $45.2 million during fiscal year 2014. This decrease was mainly due to a $3.0 million loss on the extinguishment and modification of debt incurred during fiscal year 2014 related to the amended Credit Facility, partially offset by an increase of $1.1 million in interest expense due to the $35 million incremental term loan as a result of the Second Amendment to the Credit Facility. Refer to Note 9, “Debt” of the “Notes to Consolidated Financial Statements” included in Item 8 of this annual report on Form 10-K for further details.

Income Tax Benefit
Income tax benefit during fiscal year 2015 decreased by $1.0 million, to a benefit of $6.7 million from $7.7 million during fiscal year 2014. The decrease is due to a reduction in consolidated pre-tax book loss, partially offset by the tax benefit related to the loss on sale of our equity interest in our wholly-owned Mexican subsidiary. Refer to Note 18, "Loss on the Sale of a Subsidiary" of the "Notes to Consolidated Financial Statements" included in Item 8 of this annual report on Form 10-K for further details.

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

On January 31, 2016 and January 31, 2015, our cash and cash equivalents by geographic region were the following:

($ in thousands)	January 31, 2016	January 31, 2015	$ Change	% Change
United States	$34,014	$14,407	$19,607	136.1%
Europe	9,738	3,482	6,256	179.7%
Canada	1,002	776	226	29.1%
Total cash and cash equivalents	$44,754	$18,665	$26,089	139.8%

Our cash and cash equivalents increased primarily due to an increase in collections on accounts receivable and a reduction in capital investment on our fleet.

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

We may use funds to repurchase our outstanding indebtedness from time to time, including outstanding indebtedness under our Credit Facility and Notes. Repurchases may be made in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms we deem appropriate and subject to our cash requirements for other purposes, compliance with the covenants under our debt agreements, and other factors management deems relevant.

Debt
On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”) ($45.0 million available on January 31, 2016) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”). Refer to Note 9, “Debt” of the “Notes to Consolidated Financial Statements” included in Item 8 of this annual report on Form 10-K for further details.

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

The Credit Facility, as amended in February 2013 and November 2013 places certain limitations on our (and all of our U.S. subsidiaries’) ability to incur additional indebtedness, pay dividends or make other distributions, repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, utilize assets as security in other transactions, and sell certain assets or merge with or into other companies.

Under the Credit Facility, we may be required to satisfy and maintain a total leverage ratio not in excess of the leverage ratio of 6.00:1.00, if there is an outstanding balance on the Revolving Credit Facility of 25% or more of the committed amount on any quarter end. The total leverage ratio is calculated as our net debt (total debt less cash and cash equivalents) divided by our trailing twelve months’ adjusted EBITDA.

On January 31, 2016, we did not have an outstanding balance on the Revolving Credit Facility; therefore, on January 31, 2016, we were not subject to a leverage test. Additionally, on January 31, 2016, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

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

Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. We amortized $2.8 million and $2.6 million of deferred financing costs during fiscal years 2016 and 2015, respectively.

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

Interest and Fees

Interest and fees related to our Credit Facility and Notes were as follows:

	Fiscal Years
(in thousands)	2016	2015	2014
Credit Facility interest and fees (weighted average interest rate of 4.25%, 4.25% and 4.26%, respectively) (1)	$19,380	$19,565	$18,480
Notes interest and fees (2)	20,999	20,898	20,804
Total interest and fees	$40,379	$40,463	$39,284
(1)    Interest on the Amended Term Loan is payable quarterly based upon an interest rate of 4.25%.
(2)    Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt
On January 31, 2016, the minimum required principal payments relating to the Credit Facility and the Notes for each of the twelve months ending January 31 are due according to the following table:

(In thousands)	Principal Payments on Debt
2017	$4,163
2018	4,163
2019	4,163
2020	634,414
Total	$646,903

 Sources and Uses of Cash
Our sources and uses of cash for selected line items in our consolidated statement of cash flows were the following:

	Fiscal Years
(In thousands)	2016	2015	$ Change
Operating activities
Net loss	$(172,220)	$(6,643)	$(165,577)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	2,166	758	1,408
Provision for excess and obsolete inventory, net	137	132	5
Share-based compensation expense	343	1,995	(1,652)
Loss on sale of subsidiary	—	99	(99)
Gain on sale of equipment	(2,299)	(3,797)	1,498
Depreciation and amortization	63,168	65,511	(2,343)
Amortization of deferred financing costs	2,754	2,611	143
Deferred income taxes	(37,286)	(8,045)	(29,241)
Amortization of above-market lease	(325)	(697)	372
Impairment of goodwill and other intangible assets	182,849	—	182,849
Impairment of long-lived assets	3,086	3,364	(278)
Changes in assets and liabilities:
Accounts receivable	5,713	(8,111)	13,824
Inventories	(241)	(1,722)	1,481
Prepaid expenses and other assets	629	(1,064)	1,693
Accounts payable and accrued expenses	382	(9,060)	9,442
Cash provided by operating activities	48,856	35,331	13,525
Cash used in investing activities	(18,870)	(34,167)	15,297
Cash (used in) provided by financing activities	(4,299)	(7,441)	3,142
Effect of foreign currency translation on cash	402	(594)	996
Net increase (decrease) in cash and cash equivalents	$26,089	$(6,871)	$32,960

Cash Provided by Operating Activities
Cash flow from operations during fiscal year 2016 totaled $48.9 million, an increase of $13.5 million compared to fiscal year 2015. This increase was primarily related to the following:

•
The change in accounts receivable resulted in a $13.8 million increase to cash provided by operating activities primarily due to higher sales during the prior fiscal period and slower collections during fiscal year 2016. Our days-sales-outstanding during fiscal year 2016 and fiscal year 2015, were 84.9 and 80.2, respectively.

•
The change in accounts payable and other liabilities resulted in a $9.4 million increase to cash provided by operating activities which was primarily due to reduced capital expenditures compared to the prior fiscal year.

•
The change in inventories resulted in a $1.5 million increase to cash provided by operating activities as a result of the ramp-up in production activity in fiscal year 2015 following the acquisition of Kaselco during the fourth quarter of fiscal year 2014.

•
The impairment of goodwill and other intangible assets resulted in a $182.8 million increase to cash provided by operating activities. Refer to Note 6, "Goodwill and Other Intangible Assets, Net" of the "Notes to Consolidated Financial Statements" included in Item 8 of this annual report on Form 10-K for further details.

•
The change in the provision for doubtful accounts resulted in a $1.4 million increase to cash provided by operating activities primarily due to one new customer who filed for creditor protection during fiscal year 2016.

•
The change in prepaid expenses and other assets resulted in a $1.7 million increase to cash provided by operating activities due to a decrease in worker's compensation premium payments and cash received for income and other taxes during fiscal year 2016.

•	The change in gain on sale of equipment resulted in a $1.5 million increase due to higher sales of equipment in fiscal year 2015.

The increases above were partially offset by the following:

•	Net loss increased $165.6 million, from $6.6 million during fiscal year 2015 to $172.2 million during fiscal year 2016.

•
The change in share-based compensation expense resulted in a $1.7 million decrease, primarily due to a $1.2 million decrease in expense related to the remeasurement of our stock options accounted for as liability awards and a $0.5 million decrease in expense due to the impact of forfeitures and cancellations of stock options from employee terminations during fiscal year 2016.

•	The change in depreciation and amortization resulted in a $2.3 million decrease, primarily due to a decrease in our investment in rental fleet during the prior twelve months.

•	The change in deferred income taxes resulted in a $29.2 million decrease in cash provided by operating activities.

Cash Used In Investing Activities
Cash used in investing activities during fiscal year 2016 totaled $18.9 million, a decrease of $15.3 million compared to fiscal year 2015. Cash used in investing activities consists of cash used to purchase property and equipment and business acquisitions, partially offset by proceeds from the sale of equipment from our rental fleet. Purchases of property and equipment totaled $22.6 million and $39.9 million during fiscal years 2016 and 2015, respectively. Proceeds from equipment sales totaled $3.7 million and $5.6 million during fiscal years 2016 and 2015, respectively. The decrease in capital expenditures was due to management's initiative to increase utilization of existing fleet. We will continue to monitor our capital expenditures to support our branch expansion and to address demand in our key markets.

Cash (Used In) Provided by Financing Activities
During fiscal year 2016, cash used in financing activities increased $3.1 million compared to fiscal year 2015 due to fewer stock option exercises. We returned $3.3 million of capital to BakerCorp International Holdings, Inc. for stock options exercised during fiscal year 2015 compared to $0.1 million during fiscal year 2016.

Effect of Exchange Rate Changes on Cash
The effect of foreign currency translation on cash resulted in an increase to cash and cash equivalents of $0.4 million during fiscal year 2016 compared to a decrease in cash and cash equivalents of $0.6 million during fiscal year 2015. The Canadian Dollar/USD and Euro/USD spot rates decreased from 0.785 and 1.129, respectively, on January 31, 2015 to 0.711 and 1.092, respectively, on January 31, 2016.

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

On January 31, 2016, there were three swap agreements with a total notional amount of $214.0 million outstanding, two with a five-year term and a notional value totaling $150.0 million with a fixed rate of 2.35% and one with a three-year term and notional value totaling $64.0 million with a fixed rate of 1.64%. On January 31, 2016 and January 31, 2015, the liability recorded related to interest rate swaps was $1.0 million and $2.7 million, respectively, with no unrealized gain or loss recorded in the consolidated statements of operations for the ineffective portion of the change in fair value of the interest rate swap agreements.

Contractual Obligations
We are obligated to make future payments under various contracts such as debt agreements, interest rate swap agreements, lease agreements, and purchase obligations. The following table represents our contractual obligations on January 31, 2016.

	Payments Due by Period
(in thousands)	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
Contractual obligations:
Commitment fee on credit facility(3)	$460	$228	$232	$—	$—
Interest rate swap agreements(2)	2,271	2,271	—	—	—
Operating lease obligations(4)	39,584	10,350	13,670	6,746	8,818
Capital lease obligations(5)	1,106	241	733	122	10
Senior term loan (5)	406,903	4,163	8,326	394,414	—
Scheduled interest payment obligations under senior term loan (1)	53,304	17,514	34,393	1,397	—
Senior unsecured notes(5)	240,000	—	—	240,000	—
Scheduled interest payment obligations under senior unsecured notes(1)	66,000	19,800	39,600	6,600	—
Total contractual obligations	$809,628	$54,567	$96,954	$649,279	$8,828

(1)	Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of January 31, 2016.

(2)	Estimated interest payments have been calculated based on the notional amount of the swap and the applicable fixed interest rates as of January 31, 2016.

(3)	This represents the estimated payments due for maintaining the credit facility.

(4)	This represents the minimum lease payments due in such period under non-cancelable operating leases.

(5)	This represents the scheduled principal and interest payments due in such period.

Off-Balance Sheet Arrangements
At January 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We are exposed to interest rate risk related to our debt. We have substantial debt and, as a result, significant debt service obligations. On January 31, 2016, our total indebtedness was $646.9 million (including $240.0 million aggregate principal amount of 8.25% senior notes due 2019 and $406.9 million aggregate principal amount outstanding of LIBOR term loans (subject to a 1.25% floor) under our term loan facility). On November 13, 2013, the Company borrowed $35.0 million of incremental term loans (the “Incremental Term Loans”), which may be used for general corporate purposes, including to finance permitted acquisitions. The terms applicable to the Incremental Term Loans are the same as those applicable to the term loans under the Credit Agreement. We also had an additional $45.0 million available for borrowing under our revolving credit facility at that date. Refer to Note 9, “Debt” of the “Notes to Consolidated Financial Statements” included in Item 8 of this annual report on Form 10-K for further details.

We may need to borrow additional amounts of debt for working capital and other liquidity needs if our current obligations are not sufficient. Under the first and second amendments to our Credit Facility that became effective on February 7, 2013 and November 13, 2013, respectively, we are required to pay interest on our debt in quarterly installments based on LIBOR or a base rate (based on the prime rate of U.S. Bank) plus an applicable margin as defined in the Amended Credit Facility. Our senior notes are payable semi-annually based upon a fixed annual rate of 8.25%. A 100 basis point increase in interest rates for our debt would have had a $6.6 million impact on reported net loss for the fiscal year ended January 31, 2016. We cannot make any assurances that we will not need to borrow additional amounts in the future or that funds will be extended to us under comparable terms or at all. If funding is not available to us at a time when we need to borrow, we would have to use our cash reserves, which may have a material adverse effect on our operating results, financial position and cash flows.

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
We are exposed to foreign exchange rate fluctuations as the financial results of our non-United States operations are translated into U.S. dollars. Based upon the level of our international operations during fiscal year 2016 relative to the Company as a whole, we estimate a 10% change in the exchange rates would cause our annual after-tax earnings to change by approximately $0.1 million.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder
BakerCorp International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of BakerCorp International, Inc. and Subsidiaries (the “Company”) as of January 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BakerCorp International, Inc. and Subsidiaries at January 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Irvine, California
April 19, 2016

BakerCorp International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	January 31, 2016	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$44,754	$18,665
Accounts receivable, less allowance for doubtful accounts of $4,502 and $2,981 on January 31, 2016 and January 31, 2015, respectively)	62,420	70,758
Inventories, net	7,435	7,337
Prepaid expenses and other current assets	5,018	5,905
Deferred tax assets	—	5,776
Total current assets	119,627	108,441
Property and equipment, net	336,635	368,299
Goodwill	148,997	309,714
Other intangible assets, net	389,345	430,223
Deferred financing costs, net	417	635
Other long-term assets	708	541
Total assets	$995,729	$1,217,853
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$18,727	$21,189
Accrued expenses	23,969	20,389
Current portion of long-term debt (net of deferred financing costs of $2,696 and $2,543 on January 31, 2016 and January 31, 2015, respectively)	1,466	1,618
Total current liabilities	44,162	43,196
Long-term debt, net of current portion (net of deferred financing costs of $6,308 and $9,002 on January 31, 2016 and January 31, 2015, respectively)	636,433	637,903
Deferred tax liabilities	144,090	186,780
Fair value of interest rate swap liabilities	951	2,725
Share-based compensation liability	736	2,836
Other long-term liabilities	1,909	2,165
Total liabilities	828,281	875,605
Commitments and contingencies	—	—
Shareholder’s equity:
Common stock, $0.01 par value; 100,000 shares authorized; 100 shares issued and outstanding on January 31, 2016 and January 31, 2015	—	—
Additional paid-in capital	392,142	390,829
Accumulated other comprehensive loss	(39,667)	(35,774)
Accumulated deficit	(185,027)	(12,807)
Total shareholder’s equity	167,448	342,248
Total liabilities and shareholder’s equity	$995,729	$1,217,853

The accompanying notes are an integral part of these consolidated financial statements.

BakerCorp International, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands)

	Fiscal Year Ended
	January 31, 2016	January 31, 2015	January 31, 2014
Revenue:
Rental revenue	$243,409	$265,799	$246,479
Sales revenue	17,271	22,521	21,342
Service revenue	42,449	44,000	42,790
Total revenue	303,129	332,320	310,611
Operating expenses:
Employee related expenses	108,037	112,747	108,042
Rental expenses	41,788	44,138	38,083
Repair and maintenance	11,740	13,612	18,133
Cost of goods sold	10,691	14,432	12,539
Facility expenses	28,818	28,402	25,048
Professional fees	3,274	4,087	8,962
Management fees	546	608	602
Other operating expenses	16,632	19,230	17,705
Depreciation and amortization	63,168	65,511	62,491
Gain on sale of equipment	(2,299)	(3,797)	(2,666)
Impairment of goodwill and other intangible assets	182,849	—	—
Impairment of long-lived assets	3,086	3,364	2,370
Total operating expenses	468,330	302,334	291,309
(Loss) Income from operations	(165,201)	29,986	19,302
Other expenses:
Interest expense, net	42,329	42,440	41,294
Loss on extinguishment and modification of debt	—	—	2,999
Foreign currency exchange loss, net	1,163	865	937
Other expense, net	—	26	—
Total other expenses, net	43,492	43,331	45,230
Loss before income tax benefit	(208,693)	(13,345)	(25,928)
Income tax benefit	(36,473)	(6,702)	(7,684)
Net loss	$(172,220)	$(6,643)	$(18,244)

The accompanying notes are an integral part of these consolidated financial statements.

BakerCorp International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands)

	Fiscal Year Ended
	January 31, 2016	January 31, 2015	January 31, 2014
Net loss	$(172,220)	$(6,643)	$(18,244)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $684, $498 and $481, respectively	1,090	785	804
Change in foreign currency translation adjustments	(4,983)	(25,851)	(1,132)
Other comprehensive loss	(3,893)	(25,066)	(328)
Total comprehensive loss	$(176,113)	$(31,709)	$(18,572)

The accompanying notes are an integral part of these consolidated financial statements.

BakerCorp International, Inc. and Subsidiaries
Consolidated Statements of Shareholder’s Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Total Equity
	Shares	Amount
Balance at January 31, 2013	100	$—	$397,696	$(10,380)	$12,080	$399,396
Return of investment to BakerCorp International Holdings, Inc., net	—	—	(7,068)	—	—	(7,068)
Other comprehensive loss	—	—	—	(328)	—	(328)
Net loss	—	—	—	—	(18,244)	(18,244)
Comprehensive loss	—	—	—	—	—	(18,572)
Balance at January 31, 2014	100	$—	$390,628	$(10,708)	$(6,164)	$373,756
Additional investment from BakerCorp International Holdings, Inc., net	—	—	201	—	—	201
Other comprehensive loss	—	—	—	(25,066)	—	(25,066)
Net loss	—	—	—	—	(6,643)	(6,643)
Comprehensive loss	—	—	—	—	—	(31,709)
Balance at January 31, 2015	100	$—	$390,829	$(35,774)	$(12,807)	$342,248
Additional investment from BakerCorp International Holdings, Inc., net	—	—	1,313	—	—	1,313
Other comprehensive loss	—	—	—	(3,893)	—	(3,893)
Net loss	—	—	—	—	(172,220)	(172,220)
Comprehensive loss	—	—	—	—	—	(176,113)
Balance at January 31, 2016	100	$—	$392,142	$(39,667)	$(185,027)	$167,448

The accompanying notes are an integral part of these consolidated financial statements.

BakerCorp International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	January 31, 2016	January 31, 2015	January 31, 2014
Operating activities
Net loss	$(172,220)	$(6,643)	$(18,244)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	2,166	758	825
Provision for excess and obsolete inventory, net	137	132	(76)
Share-based compensation expense	343	1,995	2,901
Loss on sale of subsidiary	—	99	—
Gain on sale of equipment	(2,299)	(3,797)	(2,666)
Depreciation and amortization	63,168	65,511	62,491
Amortization of deferred financing costs	2,754	2,611	2,383
Loss on extinguishment and modification of debt	—	—	2,999
Deferred income taxes	(37,286)	(8,045)	(9,852)
Amortization of above-market lease	(325)	(697)	(685)
Impairment of goodwill and other intangible assets	182,849	—	—
Impairment of long-lived assets	3,086	3,364	2,370
Changes in assets and liabilities:
Accounts receivable	5,713	(8,111)	(2,893)
Inventories	(241)	(1,722)	(1,188)
Prepaid expenses and other assets	629	(1,064)	(1,198)
Accounts payable and other liabilities	382	(9,060)	7,201
Net cash provided by operating activities	48,856	35,331	44,368
Investing activities
Acquisition of business, net of cash acquired	—	—	(8,380)
Purchases of property and equipment	(22,574)	(39,866)	(68,961)
Proceeds from sale of equipment	3,704	5,599	4,953
Proceeds from sale of subsidiary	—	100	—
Net cash used in investing activities	(18,870)	(34,167)	(72,388)
Financing Activities
Repayments of long-term debt	(4,163)	(4,163)	(3,922)
Return of capital to BakerCorp International Holdings, Inc.	(136)	(3,278)	(4,985)
Proceeds from issuance of long-term debt	—	—	35,000
Payment of deferred financing costs	—	—	(1,008)
Net cash (used in) provided by financing activities	(4,299)	(7,441)	25,085
Effect of foreign currency translation on cash	402	(594)	402
Net increase (decrease) in cash and cash equivalents	26,089	(6,871)	(2,533)
Cash and cash equivalents, beginning of period	18,665	25,536	28,069
Cash and cash equivalents, end of period	$44,754	$18,665	$25,536
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$39,597	$39,876	$38,905
Income taxes	$1,775	$1,521	$3,973
Non-cash financing and investing activities:
Return of capital to BakerCorp International Holdings, Inc. related to a settlement of options for shares of common stock in BakerCorp International Holdings Inc.	$996	$624	$1,919

The accompanying notes are an integral part of these consolidated financial statements.

BakerCorp International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business
We are a provider of liquid and solid containment solutions, operating within a specialty sector of the broader industrial services industry. Our revenue is generated by providing rental equipment, customized solutions, and service to our customers. We provide a wide variety of steel and polyethylene temporary storage tanks, roll-off containers, pumps, filtration, pipes, hoses and fittings, shoring, and related products to a broad range of customers for a number of applications. Tank and roll-off container applications include the storage of water, chemicals, waste streams, and solid waste. Pump applications include the pumping of groundwater, municipal waste and other fluids. Filtration applications include the separation of various solids from liquids. We serve a variety of industries, including industrial and environmental remediation, refining, environmental services, construction, chemicals, transportation, power, municipal works, and oil and gas. We have branches in 23 states in the United States as well as branches in Canada, France, Germany, the Netherlands, and the United Kingdom. For reporting purposes, a branch is defined as a location with at least one employee. As used herein, the terms “Company,” “we,” “us,” and “our” refer to BakerCorp and its subsidiaries, unless the context indicates to the contrary.

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

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation, customer rebates, sales returns and allowances, medical insurance claims, litigation accruals, impairment of long-lived assets, intangible assets and goodwill, depreciation, contingencies, income taxes, share-based compensation (expense and liability), business combinations and derivatives. Our estimates, judgments, and assumptions are based on historical experience, future expectations, and other factors which we believe to be reasonable. Actual results could materially differ from those estimates.

Concentration of Risk
We provide services to customers in diverse industries and geographic regions. We continuously evaluate the creditworthiness of our customers and generally do not require collateral. No single customer represented more than 10% of our consolidated revenues during fiscal years 2016, 2015 and 2014.

In North America, we have a small group of suppliers for efficiency. We do not maintain long-term supply agreements with any of our North American suppliers. In Europe, we own the design of our basic tank product line and, similar to North America, work with a small group of equipment suppliers that provide us with specially designed tanks for the European market.

Revenue Recognition
Rental Revenue
Rental revenue is generated from the direct rental of our equipment fleet and, to a lesser extent, the re-rent of third party equipment. We enter into contracts with our customers to rent equipment based on a daily, weekly or monthly rental rate depending upon the term of the rental. The rental agreement may generally be terminated by us or our customers at any time. We recognize rental revenue upon the passage of each rental day when (i) there is written contractual evidence of the arrangement, (ii) the price is fixed and determinable, and (iii) there is no evidence indicating that collectability is not reasonably assured.

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

Sales Revenue
Sales revenue consists of the sale of new items held in inventory, such as filtration media, pumps and filtration units. Proceeds from the sales of rental fleet equipment are excluded from sales revenue and are recorded as “Gain on sale of equipment.” We sell our products pursuant to sales contracts with our customers, which state the fixed sales price and the specific terms and conditions of the sale. Sales revenue is recognized when: (i) persuasive evidence of an arrangement exists; (ii) the products have been delivered to customers; (iii) the pricing is fixed or determinable; and (iv) there is no evidence indicating that collectability is not reasonably assured.

Service Revenue
Service revenue consists of revenue for value-added services, such as consultation and technical advice provided to the customer and equipment hauling. Service revenue is recognized when: (i) persuasive evidence of an arrangement exists; (ii) the services have been rendered and contractually earned; (iii) the pricing is fixed or determinable; and (iv) there is no indication that the collectability of the revenue will not be reasonably assured.

Volume-based Rebates and Discounts and Sales Allowances
We accrue for volume rebates and discounts during the same period as the related revenues are recorded based on our current expectations, after considering historical experience. Rebates and discounts are recognized as a reduction of revenues when distributed in cash or customer account credits. Rebates are recognized as liabilities as they are generally distributed in cash back to the customers. We record a provision for estimated sales returns and allowances. The provision recorded for estimated sales returns and allowances is deducted from gross revenues to arrive at net revenues in the period the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Accounts receivable are recorded at the invoiced amount and do not bear interest. Discounts and sales allowances are recognized as reductions of gross accounts receivable to arrive at accounts receivable, net.

Multiple Element Arrangements

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

Advertising and Promotional Costs
Advertising and promotional costs, which are included within other operating expenses, are expensed as incurred. During fiscal years 2016, 2015 and 2014, we recorded advertising expense of $0.4 million, $0.9 million and $0.5 million, respectively, and promotional expense of $0.4 million, $0.6 million and $0.6 million, respectively.

Inventories
Our inventories are composed of finished goods that we purchase or assemble and hold for resale and work-in-process comprised of partially assembled pumps and filtration equipment. Inventories are valued at the lower of cost or market value. The cost is determined using the average cost method for finished goods held for resale and first-in first-out for assembled pump and filtration equipment parts. We write down our inventories for the estimated difference between cost and market value based upon our best estimates of market conditions. We carry inventories in amounts necessary to satisfy immediate customer demand. We continually monitor our inventory status to control inventory levels and write down any excess or obsolete inventories on hand.

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

Estimated useful lives are as follows:

Useful Life
Assets held for use:
Leasehold improvements	Shorter of the lease term or 5 years
Office furniture and equipment	3 to 7 years
Machinery and equipment	5 to 7 years
Software	3 to 5 years
Assets held for rent:
Secondary containment	2 years
Boxes	10 to 20 years
Filtration	5 to 7 years
Generators and light towers	7 years
Pipes, hoses and fittings	1 to 2 years
Non-steel containment	15 years
Pumps	7 years
Shoring	1 to 5 years
Steel containment	20 to 30 years
Tank trailers	17 years

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

When performing the impairment review, we determine the carrying amount of each reporting unit by assigning assets and liabilities, including the existing goodwill, to those reporting units. A reporting unit is defined as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is deemed a reporting unit if the component constitutes a business for which discrete financial information is available, and segment management regularly reviews the operating results of that component. We determined we have two reporting units consisting of North America and Europe, which are also operating segments. See Note 13, “Segment Reporting,” for further information.

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

Definite-lived Intangible Assets
Definite-lived intangible assets are amortized using the straight-line method over the estimated useful lives of the assets as follows:

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

Stock Incentive Plan
We account for our stock incentive plan under the fair value recognition method. All of the shares of common stock of BakerCorp are held by BCI Holdings. Accordingly, stock option holders own options to purchase the common stock of BCI Holdings. The share-based compensation is included in “Employee related expenses” of the statements of operations. The cash flows resulting from option exercises are recorded within the return of capital to BCI Holdings, as a supplemental statement of cash flows disclosure. The tax benefits for tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are included in “Return of capital to BakerCorp International Holdings, Inc.,” which is classified as financing cash flows on the consolidated statements of cash flows.

On September 12, 2013, the BCI Holdings’ Board of Directors amended the 2011 Plan by resolution to increase the number of shares of BCI Holdings common stock authorized for issuance under the 2011 Plan. The amended 2011 Plan permits the granting of BCI Holdings stock options, nonqualified stock options and restricted stock to eligible employees and non-employee directors and consultants.

Under the amended 2011 Plan, stock options have been granted to each individual, except our Chief Executive Officer ("CEO") (see Note 12, “Share-based Compensation”), in three tranches. The first, second and third tranches are comprised of 50%, 25% and 25%, respectively, of the total options granted. The exercise price for the first tranche is generally granted with an exercise price equal to the fair value of BCI Holdings common stock on the grant date. The exercise price for the second tranche is $200 and the exercise price for the third tranche is $300. All stock options granted to eligible participants, except for the Chief Executive Officer (the “CEO”), are subject to the following:

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

•
Stock options where cash settlement becomes probable are converted to liability awards. Vested liability awards are revalued and reclassified from equity to a liability upon conversion. Any excess of the fair value over the historical compensation expense recognized is recorded to compensation expense. Vested liability awards are revalued each reporting date. Increases in fair value are recognized within "Employee related expenses" on the consolidated statement of operations.

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

Stock Option Exchange Program
In November 2015, we commenced the Option Exchange Offer to allow certain employees and non-employee members of our board of directors the opportunity to exchange, on a grant-by-grant basis, their eligible options, with varying exercise prices per share ranging from $70 to $300, for new stock options that the Company granted under its 2011 Plan. The Option Exchange Offer was treated as a modification in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation - Stock Compensation.” We did not recognize any incremental expense resulting from the modification. Since the modified stock options contain a liquidity event based performance condition (i.e., Change in Control or IPO), we determined recognition of compensation cost should be deferred until the occurrence of the liquidity event. Total future additional stock-based compensation expense resulting from the modification of stock options, excluding CEO options, was $6.2 million on January 31, 2016. Total future additional stock-based compensation resulting from the modification of CEO options was $8.1 million. Refer to Note 12, "Share-Based Compensation" within the "Notes to Consolidated Financial Details" for additional information.

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

Our policy is to recognize interest to be paid on an underpayment of income taxes within “Interest expense, net” and any related statutory penalties in “Other operating expenses” in the consolidated statement of operations.

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
Changes in Accumulated Other Comprehensive Loss
The following table shows the components of accumulated other comprehensive loss, net of tax, for fiscal year 2016:

(in thousands)	Unrealized loss on interest rate swap agreements (1)	Changes in foreign currency translation adjustments	Total
Balance at January 31, 2015	$(1,676)	$(34,098)	$(35,774)
Other comprehensive income (loss) before reclassifications	1,090	(4,983)	(3,893)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net other comprehensive (income) loss	1,090	(4,983)	(3,893)
Balance at January 31, 2016	$(586)	$(39,081)	$(39,667)
(1)     Unrealized income on interest rate swap agreements is net of tax expense of $0.7 million for fiscal year 2016.

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

Transaction gains and losses generated by the effect of changes in foreign currency exchange rates on recorded assets and liabilities denominated in a currency different than the functional currency of the applicable entity are recorded in "Other expenses, net" on the consolidated statement of operations.

Note 2. Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in the balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by ASU 2015-17. For nonpublic business entities, ASU 2015-17 is effective for reporting periods beginning after December 15, 2017, and interim periods in annual periods beginning after December 31, 2018 and may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted. The early adoption of ASU 2015-17 in the fourth quarter of fiscal year ended January 31, 2016 did not have a significant impact to our Consolidated Balance Sheet. Prior periods were not retroactively adjusted. The impact of adopting the above guidance as of January 31, 2015 would have been as follows:

	Deferred tax current assets	Total current assets	Total assets	Deferred tax long-term liabilities	Total liabilities	Total liabilities and shareholder's equity
Current presentation	5,776	108,441	1,217,853	186,780	875,605	1,217,853
Balance Sheet Classification of Deferred Taxes	(5,776)	(5,776)	(5,776)	(5,776)	(5,776)	(5,776)
Presentation if adopted on January 31, 2015	—	102,665	1,212,077	181,004	869,829	1,212,077

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payments transactions, including income tax consequences, classification of awards as either liability or equity, and classification on the statement of cash flows. The standard is effective for non-public entities for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. We are currently assessing the impact the adoption of ASU 2016-09 will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" ("ASU 2016-08"). The amendments in ASU 2016-08 affect the guidance in ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2016-08 requires when a third party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself to the customer (that is, the entity is a principal) or to arrange for that good or service to be provided by the third party to the customer (that is, the entity is an agent). If the entity is a principal, upon satisfying a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. If the entity is an agent, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the third party. The standard is effective for non-public entities for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the impact the adoption of ASU 2016-08 will have on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). This amendment requires the recognition of lease assets and liabilities on the Balance Sheet by lessees for those leases currently classified as operating leases under ASC 840 "Leases" and increases the disclosure requirements surrounding these leases. For nonpublic business entities, ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. We are currently assessing the impact the adoption of ASU 2016-02 will have on our consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are identified, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. For nonpublic business entities, ASU 2015-16 is effective for reporting periods beginning after December 15, 2016, and interim periods in annual periods beginning after December 31, 2017 and is applied prospectively. Early adoption is permitted. Adoption of the standard is not expected to have an impact on our consolidated financial statements.
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
In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU No. 2015-05”). ASU No. 2015-05 amends ASC 350, “Intangibles - Goodwill and Other.” The amendments provide guidance as to whether a cloud computing arrangement includes a software license and, based on that determination, how to account for such arrangements. The amendments may be applied on either a prospective or retrospective basis. Under prospective transition, the update would be applied to all arrangements entered into or materially modified after the transition date. The provisions are effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 31, 2016. Early adoption is permitted. We will adopt this standard beginning February 1, 2016 on a prospective basis.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”). ASU No. 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The update requires retrospective application and represents a change in accounting principle. ASU 2015-03 does not specifically address requirements for the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. In August 2015, the FASB issued ASU 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” clarifying that debt issuance costs related to line-of-credit arrangements could be presented as an asset and amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The standard is effective for nonpublic entities for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. Other than the revised balance sheet presentation of debt issuance costs from an asset to a deduction from the carrying amount of the debt liability and related disclosures, the adoption of the standard is not expected to have an impact on our consolidated financial statements. We will adopt this standard beginning February 1, 2016 on a retrospective basis.
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

The acquisition of Kaselco was accounted for as a business combination utilizing the acquisition method. The financial results of Kaselco are included in our fiscal year 2014 results of operations from December 9, 2013, the transaction close date. Kaselco contributed an immaterial amount of revenues and net income to our results for the period from acquisition through January 31, 2016.

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

The useful lives of the customer backlog and the developed technology were based on the number of years for which cash flows have been projected. Customer backlog was fully amortized as of January 31, 2016.

The allocation of the purchase price resulted in us recognizing $1.5 million of goodwill in the North American business segment related to the acquisition during fiscal year 2014. All of the goodwill is deductible for tax purposes. The factors that contributed to the recognition of goodwill for this acquisition include the expansion of our technology, equipment, and filtration solution offering across the industries we currently serve. In addition, we anticipate realizing revenue synergies with our existing product lines.

Transaction costs related to the acquisition of Kaselco were $0.1 million during fiscal year 2014 and are included as a component of “Other operating expenses” on our statements of operations.
Pro forma results of operations for this acquisition have not been presented because they are not material to the consolidated results of operations.

Note 4. Inventories, Net
Inventories, net consisted of the following:

(in thousands)	January 31, 2016	January 31, 2015
Finished goods	$3,075	$4,733
Work-in-process	1,018	595
Components	4,142	2,672
Less: inventory reserve	(800)	(663)
Inventories, net	$7,435	$7,337

Note 5. Property and Equipment, Net
Property and equipment, net consisted of the following on January 31, 2016:

(In thousands)	Cost	Accumulated depreciation	Net Carrying Amount
Assets held for rent:
Secondary containment	$4,705	$(3,718)	$987
Boxes	27,820	(12,361)	15,459
Filtration	11,419	(5,050)	6,369
Generators and light towers	375	(215)	160
Pipes, hoses and fittings	17,398	(13,876)	3,522
Non-steel containment	6,831	(2,093)	4,738
Pumps	55,067	(30,809)	24,258
Shoring	3,932	(2,918)	1,014
Steel containment	331,106	(76,804)	254,302
Tank trailers	1,817	(1,542)	275
Construction in progress	1,113	—	1,113
Total assets held for rent	461,583	(149,386)	312,197
Assets held for use:
Leasehold improvements	3,503	(2,147)	1,356
Machinery and equipment	40,239	(25,174)	15,065
Office furniture and equipment	4,864	(3,510)	1,354
Software	11,778	(6,149)	5,629
Construction in progress	1,034	—	1,034
Total assets held for use	61,418	(36,980)	24,438
Total	$523,001	$(186,366)	$336,635

Property and equipment, net consisted of the following on January 31, 2015:

(In thousands)	Cost	Accumulated depreciation	Net Carrying Amount
Assets held for rent:
Secondary containment	$4,594	$(3,212)	$1,382
Boxes	26,318	(10,061)	16,257
Filtration	9,903	(4,159)	5,744
Generators and light towers	279	(230)	49
Pipes, hoses and fittings	16,677	(11,994)	4,683
Non-steel containment	6,851	(1,668)	5,183
Pumps	52,804	(24,742)	28,062
Shoring	4,068	(2,670)	1,398
Steel containment	331,940	(59,258)	272,682
Tank trailers	1,856	(1,303)	553
Construction in progress	5,890	—	5,890
Total assets held for rent	461,180	(119,297)	341,883
Assets held for use:
Leasehold improvements	3,001	(1,786)	1,215
Machinery and equipment	35,949	(20,440)	15,509
Office furniture and equipment	5,439	(3,626)	1,813
Software	7,163	(3,247)	3,916
Construction in progress	3,963	—	3,963
Total assets held for use	55,515	(29,099)	26,416
Total	$516,695	$(148,396)	$368,299

Due to certain indicators of impairment identified for goodwill during the three months ended January 31, 2016, we assessed our long-lived assets for impairment. We tested the property and equipment for recoverability by comparing the sum of undiscounted cash flows to the carrying value of the North American reporting unit asset group and concluded there were no indicators of impairment.

During the third quarter of fiscal 2016, we determined that the limited sales volume for certain aged property and equipment was a potential indicator of impairment. We determined that the net book value of these assets exceeded the assets' estimated fair value. The fair value was determined utilizing the discounted cash flow method income approach (a non-recurring Level 3 fair value measurement). Consequently, during the three months ended October 31, 2015, we recorded an impairment charge of $2.8 million in our North American segment. In addition, due to certain indicators of impairment identified during our interim impairment test of goodwill, we assessed our long-lived assets for impairment. We tested the property and equipment for recoverability by comparing the sum of undiscounted cash flows to the carrying value of the North American reporting unit asset group and concluded there were no remaining indicators of impairment.

During the first quarter of fiscal year 2016, we reassessed our plans for the use of certain internally developed software and decided to shift to a different platform which will provide the same services at a lower maintenance cost. We wrote down the value of the internally developed software as no future benefits were expected to be realized. Consequently, during the three months ended April 30, 2015, we recorded an impairment charge of $0.3 million in our North American segment, which represented the remaining net book value of the internally developed software.

During the third quarter of fiscal 2015, we identified potential impairment indicators and assessed our long-lived assets for impairment. We determined that certain assets exceeded their estimated fair value by $2.1 million. The fair value was determined utilizing the discounted cash flow method income approach (a non-recurring Level 3 fair value measurement). Consequently, we recorded an impairment charge of $2.1 million in our North American segment. Given the decline in the estimated fair value of our stock and the downgrade of our debt by Moody’s Investors Services during the three months ended January 31, 2015, we performed an impairment analysis of long-lived assets as of January 31, 2015 and concluded that the net assets were not impaired.

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

Included in machinery and equipment are assets under capital leases with a cost of $1.3 million and $1.1 million as of January 31, 2016 and January 31, 2015, respectively, and accumulated depreciation of $0.4 million and $0.2 million as of January 31, 2016 and January 31, 2015, respectively,

Depreciation and amortization expense related to property and equipment, including amortization expense for assets recorded as capital leases, for fiscal years 2016, 2015 and 2014, was $46.9 million, $49.1 million and $46.3 million, respectively.

Note 6. Goodwill and Other Intangible Assets
Goodwill
Goodwill by reportable segment on January 31, 2016 and January 31, 2015 and the changes in the carrying amount of goodwill during fiscal year 2016 were the following:

(In thousands)	North America	Europe	Total
Balance at January 31, 2015	$257,052	$52,662	$309,714
Impairments	(159,011)	—	(159,011)
Adjustments (1)	—	(1,706)	(1,706)
Balance at January 31, 2016	$98,041	$50,956	$148,997

(1)	The adjustments to goodwill were the result of fluctuations in the foreign currency exchange rates used to translate the Europe balance into U.S. dollars.

We evaluate the carrying value of goodwill annually on November 1st during the fourth quarter of each fiscal year and more frequently if we believe indicators of impairment exist. In evaluating goodwill, a two-step goodwill impairment test is applied to each reporting unit.

In the first step of the impairment test, we compare the estimated fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. We estimate the fair value of our reporting units based on income and market approaches. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured (the second step or "Step 2"). Any change in the assumptions input into the fair value model, which include market-driven assumptions, could result in future impairments.

On October 1, 2015, we performed an interim impairment test due to deterioration in operating results, a revised forecast and negative industry trends. Under the first step of the impairment test, we determined the carrying value of the North American reporting unit exceeded fair value. For the European reporting unit, there was no indication of potential goodwill impairment. We then performed the second step of the impairment test for the North American reporting unit and calculated the implied fair value of goodwill, which was less than its carrying value. Based on our analysis, we recorded a non-cash goodwill impairment charge of $65.7 million in our North American reporting unit during the third quarter of fiscal year 2016.

On November 1, 2015, we performed our annual assessment of impairment on goodwill and concluded there were no additional indicators of impairment noted since the analysis performed on October 1, 2015.

During the fourth quarter of fiscal year 2016, we experienced a continued decrease in demand from our upstream oil and gas customers following a substantial reduction in crude oil prices, which resulted in revised projections for fiscal year 2017 and declining trends in our company valuation. As a result, we performed the first step of the goodwill impairment test as of January 31, 2016. We determined the carrying value of the North American reporting unit exceeded fair value. There were no indications of potential goodwill impairment for the European reporting unit. We then performed the second step of the impairment test for the North American reporting unit and calculated the implied fair value of goodwill, which was less than its carrying value. As a result, we recorded an additional non-cash goodwill impairment charge of $93.3 million in our North American reporting unit during the fourth quarter of fiscal year 2016.

The impairment charges, which are included under the caption, "Impairment of goodwill and other intangible assets" in our consolidated statement of operations for fiscal year 2016, does not impact our operations, compliance with our debt covenants or cash flows. No impairment charges were recorded for our European reporting unit. We did not record any impairment charges to goodwill during 2015 and 2014.

In calculating the fair value of our North American reporting unit under the first step for the three months ended October 31, 2015 and January 31, 2016, we gave equal weight to the income approach, which analyzed projected discounted cash flows, and the market approach, which considered comparable public companies as well as comparable industry transactions. Under the market approach, we used other significant observable market inputs including various peer company comparisons and industry transaction data.

Under the income approach, we estimate future capital expenditures required to maintain our rental fleet under normalized operations and utilize the following Level 3 estimates and assumptions in the discounted cash flow analysis:

	January 31, 2016	October 31, 2015
Range of long-term EBITDA margin	29.3% to 32.8%	29.3% to 32.8%
Range of long-term revenue growth	3.0% to 7.7%	3.0% to 5.2%
Discount rate based on our weighted average cost of capital	10.0%	9.0%
Revenue market multiples	1.75x to 2.50x	2.00x to 2.75x
EBITDA market multiples	6.00x to 8.00x	7.50x to 9.00x

Changes in these estimates or assumptions could materially affect the determination of fair value and the conclusions of the step one analysis for the reporting unit.

Intangible Assets, Net
The components of intangible assets, net on January 31, 2016 and January 31, 2015 were the following:

	January 31, 2016			January 31, 2015
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Carrying amount:
Customer relationships (25 years)(1)	$400,814	$(74,819)	$325,995	$401,403	$(58,873)	$342,530
Customer backlog (2 years)	200	(200)	—	200	(120)	80
Developed technology (11 years)	1,639	(319)	1,320	1,647	(171)	1,476
Trade name (Indefinite) (1)	62,030	—	62,030	86,137	—	86,137
Total carrying amount	$464,683	$(75,338)	$389,345	$489,387	$(59,164)	$430,223

(1)
$23.8 million of the total decrease in the gross intangible assets balance on January 31, 2016 compared to January 31, 2015 is due to the impairment charges recorded during fiscal year 2016 for trade name. The remaining decrease in the gross intangible balance on January 31, 2016 compared to January 31, 2015 was the result of fluctuations in the foreign currency exchange rates used to translate the Europe intangible asset balance into U.S. dollars.

We assess the impairment of definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The asset is impaired if its carrying value exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors. The impairment loss is the amount by which the carrying value of the asset exceeds its fair value. We estimate fair value utilizing the projected discounted cash flow method and a discount rate determined by our management to be commensurate with the risk inherent in our current business model. When calculating fair value, we must make assumptions regarding estimated future cash flows, discount rates and other factors. As of January 31, 2016, there was no impairment of our definite-lived intangible assets.
We evaluate the carrying value of our indefinite-lived intangible asset (trade name) annually during the fourth quarter of each fiscal year and more frequently if we believe indicators of impairment exist. To test our indefinite-lived intangible asset for impairment, we compare the fair value of our indefinite-lived intangible asset to carrying value. We estimate the fair value using an income approach using the asset's projected discounted cash flows. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than the carrying value.
Due to certain indicators of impairment identified during our October 1, 2015 interim impairment test of goodwill, we assessed our indefinite and definite-lived intangible assets for impairment. Based on our analysis, we concluded that the carrying value of our indefinite-lived intangible assets (trade name) exceeded its fair value and recorded an impairment charge of $8.5 million in our North American reporting unit.
We estimated the fair value of our trade name using the relief-from-royalty method and the following Level 3 inputs:

•	Royalty rate of 2.0% based on market observed royalty rates; and

•	A discount rate of 10.0% based on the required rate of return for the trade name asset.
Due to certain indicators of impairment identified for goodwill during fiscal year 2016, we assessed the carrying value of our indefinite-lived intangible assets again. Based on our analysis, we concluded that the carrying value of our indefinite-lived intangible assets (trade name) exceeded its fair value and recorded an impairment charge of $15.3 million in our North American reporting unit during the fourth quarter of fiscal year 2016. We estimated the fair value of our trade name during the fourth quarter of fiscal year 2016 using the relief-from-royalty method and the following Level 3 inputs:

•	Royalty rate of 2.0% based on market observed royalty rates; and

•	A discount rate of 12.0% based on the required rate of return for the trade name asset.
The impairment charges, which are included under the caption "Impairment of goodwill and other intangible assets" in our consolidated statements of operations during fiscal year 2016, does not impact our operations, compliance with our debt covenants or our cash flows.

Estimated amortization expense for the fiscal periods ending January 31 is as follows:

(In thousands)	Estimated Amortization Expense
2017	$16,182
2018	16,182
2019	16,182
2020	16,182
2021	16,182
Thereafter	246,405
Total	$327,315

Amortization expense related to intangible assets was the following:

	Fiscal Year Ended
(In thousands)	January 31, 2016	January 31, 2015	January 31, 2014
Amortization expense related to intangible assets	$16,269	$16,427	$16,233

Note 7. Accrued Expenses
Accrued expenses consisted of the following:

(In thousands)	January 31, 2016	January 31, 2015
Accrued compensation	$13,605	$11,732
Accrued insurance	949	29
Accrued interest	3,351	3,350
Accrued professional fees	500	382
Accrued taxes	3,383	4,011
Other accrued expenses	2,181	885
Total accrued expenses	$23,969	$20,389

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

As discussed in Note 10, “Derivatives,” we had interest rate swap contracts with a total notional principal of $214.0 million outstanding on January 31, 2016. The fair value of interest rate swap contracts is calculated based on the fixed rate, notional principal, settlement date, present value of the future cash flows, terms of the agreement, and future floating interest rates as determined by a future interest rate yield curve. Our interest rate swap contracts are recorded at fair value utilizing Level 2 inputs such as trade data, broker/dealer quotes, observable market prices for similar securities, and other available data. Although readily observable data is utilized in the valuations, different valuation methodologies could have an effect on the estimated fair value. Accordingly, the inputs utilized to determine the fair value of the interest rate swap contracts are categorized as Level 2. During fiscal year 2016, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.

On January 31, 2016 and January 31, 2015, the weighted average fixed interest rate of our interest rate swap contracts was 2.1%, and 2.1%, respectively, and the weighted average remaining life was 0.5 years and 1.5 years, respectively. Interest expense related to our interest rate swap contracts was $1.9 million for each of the the fiscal years ended January 31, 2016, January 31, 2015, and January 31, 2014.

Liabilities measured at fair value on a recurring basis are summarized below:

		January 31, 2016
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap agreements	$951	$—	$951	$—
Share-based compensation liability	736	—	—	736
Total	$1,687	$—	$951	$736

		January 31, 2015
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap agreements	$2,725	$—	$2,725	$—
Share-based compensation liability	2,836	—	—	2,836
Total	$5,561	$—	$2,725	$2,836

Level 3 Valuations
When at least one significant valuation model assumption or input used to measure the fair value of financial assets or liabilities is unobservable in the market, fair value is deemed to be measured using Level 3 inputs. These Level 3 inputs may include pricing models, discounted cash flow methodologies or similar techniques where at least one significant model assumption or input is unobservable. We use Level 3 inputs to value our share-based compensation liability, which was based upon internal valuations, considering input from third parties, and utilizing the following assumptions (see details included in Note 1, “Business, Basis of Presentation, and Summary of Significant Accounting Policies,” under the caption Stock Incentive Plan, and Note 12, “Share-based Compensation”):

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

We determined that a +/-10% change in the above assumptions would have a $0.1 million and a $0.5 million increase or decrease to our reported net loss for the fiscal years ended January 31, 2016 and January 31, 2015, respectively.

The following table provides a reconciliation of the beginning and ending balance of our share-based compensation liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as follows:

	Level 3
	Share-Based Compensation Liability
	Fiscal Year Ended
(In thousands)	January 31, 2016	January 31, 2015
Beginning balance	$2,836	$2,974
Total reclassed to additional paid-in capital (1)	(912)	—
Cash settlement of stock options exercised	(32)	—
Total income included in operating expenses	(1,156)	(138)
Ending balance	$736	$2,836

(1)
Pursuant to the Option Exchange Offer, we granted modified stock options to certain employees to purchase 62,500 shares of common stock in exchange for the tendered options to purchase 60,000 shares of common stock. The modified stock options did not require cash settlement. As a result, we reclassified $0.9 million from share-based compensation liability to additional paid-in-capital in connection with the conversion from liability to equity awards. We did not recognize any incremental expense as a result of the modification and reclassification. Refer to Note 12, “Share-based Compensation” for additional information.

Instruments Not Recorded at Fair Value on a Recurring Basis
Some of our financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include cash and cash equivalents, accounts receivables, inventories, certain other current assets, accounts payable, and accrued expenses.
Our long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes. The fair value of our long-term debt is estimated based on the latest sales price for similar instruments obtained from a third party (Level 2 inputs). On January 31, 2016 and January 31, 2015, the fair values of our senior notes and senior term loan were $166.8 million and $341.8 million, respectively, and $182.4 million and $380.2 million, respectively.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
We reduce the carrying amounts of our goodwill, intangible assets, and long-lived assets to fair value when held for sale or determined to be impaired. During the fiscal year ended January 31, 2016, we updated our internal forecasts as a result of the negative economic trends impacting the oil & gas industry, resulting in impairment charges to write down certain property and equipment, goodwill and indefinite-lived intangible assets. The Company determined the fair values using income and market approaches. The estimation of fair value and cash flows used in the fair value measurements required the use of significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3. See Note 1, “Business, Basis of Presentation, and Summary of Significant Accounting Policies,” under the captions Goodwill, Other Intangible Assets and Impairment of Long-lived Assets, Note 5, "Property and Equipment, Net," and Note 6, "Goodwill and Other Intangibles, Net," for discussions of fair value measurements of goodwill, intangible assets and long-lived assets.

For the fiscal year ended January 31, 2014, we measured at fair value, on a non-recurring basis, the assets and liabilities acquired in connection with the acquisition of Kaselco as described in Note 3, “Acquisition,” using significant unobservable inputs or Level 3 inputs.

Note 9. Debt

Long-term debt consisted of the following:

(In thousands)	January 31, 2016	January 31, 2015
Senior term loan (LIBOR margin of 3.0% and interest rate of 4.25%)	$406,903	$411,066
Revolving loan	—	—
Senior unsecured notes	240,000	240,000
Total debt	646,903	651,066
Less deferred financing costs	(9,004)	(11,545)
Total debt less deferred financing costs	637,899	639,521
Less current portion (net of current portion of deferred financing costs of $2,696 and $2,543, respectively)	(1,466)	(1,618)
Long-term debt, net of current portion (net of long-term portion of deferred financing costs of $6,308 and $9,002, respectively)	$636,433	$637,903
On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”) ($45.0 million available on January 31, 2016) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”).

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

The Credit Facility, as amended in February 2013 and November 2013 places certain limitations on our (and all of our U.S. subsidiaries’) ability to incur additional indebtedness, pay dividends or make other distributions, repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, utilize assets as security in other transactions, and sell certain assets or merge with or into other companies. In addition, under the Credit Facility, we may be required to satisfy and maintain a total leverage ratio if there is an outstanding balance on the Revolving Credit Facility of 25% or more of the committed amount on any quarter end.

On January 31, 2016, we did not have an outstanding balance on the revolving loan; therefore, on January 31, 2016, we were not subject to a leverage test. Additionally, on January 31, 2016, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

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

Interest and Fees
Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. On January 31, 2016 and January 31, 2015, deferred financing costs of $9.0 million and $11.5 million, respectively, are reflected as a reduction of the underlying debt, $0.2 million and $0.2 million, respectively, are reflected in prepaid expenses and other current assets, and $0.4 million and $0.6 million, respectively, are reflected as a non-current asset in the accompanying consolidated balance sheets. In addition, we amortized $2.8 million, $2.6 million and $2.4 million of deferred financing costs during fiscal years 2016, 2015 and 2014, respectively.

Interest and fees related to our Credit Facility and the Notes were as follows:

	Fiscal Year Ended
(in thousands)	January 31, 2016	January 31, 2015	January 31, 2014
Credit Facility interest and fees (weighted average interest rate of 4.25%, 4.25% and 4.26%, respectively) (1)	$19,380	$19,565	$18,480
Notes interest and fees (2)	20,999	20,898	20,804
Total interest and fees	$40,379	$40,463	$39,284

(1)	Interest on the Amended Term Loan is payable quarterly based upon an interest rate of 4.25%.

(2)	Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt
On January 31, 2016, the schedule of minimum required principal payments relating to the Amended Senior Term Loan and the Notes for each of the twelve months ending January 31 are due according to the table below:

(In thousands)	Principal Payments on Debt
2017	$4,163
2018	4,163
2019	4,163
2020	634,414
Total	$646,903

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
During July 2011, we entered into several swap agreements to effectively hedge our interest rate risk related to our variable rate debt and hedged $210.0 million of our debt with four interest rate swaps. Two of these interest rate swaps, which hedged $60.0 million of our debt, expired in July 2014. During July 2013, we entered into an additional swap agreement and hedged $71.0 million of our debt with one interest rate swap. This swap did not have a notional amount until July 2014. On July 31, 2015, the original notional amount of $71.0 million was reduced to $64.0 million, before it terminates on July 29, 2016.

The fair value of the potential termination obligations related to our interest rate swaps, which we record within the “Fair value of interest rate swap liabilities” caption of our consolidated balance sheets, were as follows:

(in thousands)	Notional Amount	Interest Rate	January 31, 2016	January 31, 2015
Two interest rate swaps effective July 2011, expires July 2016 (1)	$150,000	2.346%	$825	$2,380
One interest rate swap, effective July 2014, expires July 2016 (1)	64,000	1.639%	126	345
			$951	$2,725

(1)	These interest rate swaps are subject to a fixed rate of interest in exchange for a variable interest rate based on a three-month LIBOR, subject to a 1.25% floor.

The interest rate swap agreements have been designated as cash flow hedges of our interest rate risk and recorded at estimated fair values on January 31, 2016 and January 31, 2015. The fair value of the interest rate hedges reflects the estimated amount that we would pay to terminate the contracts at each reporting date (See Note 8, “Fair Value Measurements”).

We determined that the interest rate swap agreements are highly effective in offsetting future variable interest payments associated with the hedged portion of our term loans. During the fiscal years ended January 31, 2016, January 31, 2015 and January 31, 2014, no ineffectiveness was recorded into current period earnings. We do not expect to reclassify any material amount from other comprehensive income (loss) into earnings prior to their expiration.

The effective portion of the unrealized gain recognized in other comprehensive (loss) income for our derivative instruments designated as cash flow hedges was as follows:

	Fiscal Year Ended
(in thousands)	January 31, 2016	January 31, 2015	January 31, 2014
Unrealized gain, before income tax expense	$1,774	$1,283	$1,285
Income tax expense	684	498	481
Total	$1,090	$785	$804
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

Note 11. Income Taxes
The components of (loss) income before income tax (benefit) provision were as follows:

	Fiscal Year Ended
(in thousands)	January 31, 2016	January 31, 2015	January 31, 2014
Domestic	$(211,223)	$(17,091)	$(30,394)
Foreign	2,530	3,746	4,466
	$(208,693)	$(13,345)	$(25,928)

The (benefit) provision for income taxes during fiscal years 2016, 2015 and 2014 were the following:

	Fiscal Year Ended
(in thousands)	January 31, 2016	January 31, 2015	January 31, 2014
Current:
Federal	$(343)	$(361)	$(325)
Foreign	1,499	2,231	1,849
State	(442)	(147)	713
	714	1,723	2,237
Deferred:
Federal	(31,429)	(6,690)	(9,488)
Foreign	(948)	(673)	(376)
State	(4,810)	(1,062)	(57)
	(37,187)	(8,425)	(9,921)
Income tax benefit	$(36,473)	$(6,702)	$(7,684)

A reconciliation of the income tax (benefit) provision and the amount computed by applying the statutory federal income tax rate of 35% to the (loss) income before income taxes during fiscal years 2016, 2015 and 2014 is the following:

	Fiscal Year Ended
(in thousands)	January 31, 2016	January 31, 2015	January 31, 2014
Tax benefit computed at the statutory rate	$(73,041)	$(4,670)	$(9,075)
State tax, federally effected	(4,047)	(862)	316
Permanent differences	372	453	428
Foreign earnings taxed at non-United States rates	(356)	1,609	(402)
Loss from Mexico sale	—	(1,697)	—
Goodwill impairment	39,850	—	—
Return to provision adjustments	(182)	(438)	194
FIN 48 reserve	(175)	701	—
Valuation allowance	665	(1,363)	311
Other	441	(435)	544
Income tax benefit	$(36,473)	$(6,702)	$(7,684)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

(in thousands)	January 31, 2016	January 31, 2015
Deferred tax assets:
Net operating losses and tax credits	$75,789	$74,448
Accruals and other	10,407	8,124
Share-based compensation	3,400	4,412
Other comprehensive loss	362	1,046
Investment in subsidiaries	427	—
Goodwill	441	—
Total deferred tax assets	90,826	88,030
Deferred tax liabilities:
Depreciation	(84,998)	(89,978)
Goodwill	—	(13,246)
Other amortization expense	(149,053)	(165,577)
Total deferred tax liabilities	(234,051)	(268,801)
Less valuation allowance	(865)	(233)
Net deferred tax liabilities	$(144,090)	$(181,004)
On January 31, 2016, our valuation allowance was approximately $0.9 million on certain of our deferred tax assets. The change of $0.6 million in our valuation allowance relates to a net increase in allowances related to foreign net operating losses and state net operating losses. Based on the available evidence, we believe that it is more likely than not that these deferred tax assets will not be realized.
On January 31, 2016, we estimated federal and state net operating loss carry-forwards of approximately $208.6 million and $100.2 million, respectively, which will begin to expire in fiscal year 2022 and fiscal year 2017, respectively, unless utilized. Included in the our U.S. net operating loss deferred tax assets above is approximately $18.6 million of unrecognized tax benefits that would be offset against the net operating loss carryforwards if such settlement is required or expected in the event the uncertain tax position is disallowed.

On January 31, 2016, we estimated a federal AMT credit of $0.1 million, which will carry forward indefinitely until utilized.

On January 31, 2016, we estimated state tax credit carryforwards of approximately $0.6 million, which will begin to expire in 2023, unless utilized.

Utilization of the net operating loss and tax credit carryforwards may become subject to annual limitations due to ownership change limitations that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state and foreign provisions. These ownership changes may limit the amount of the net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. An ownership change occurred in May 2011 in connection with the acquisition by Permira. The annual limitation as a result of that ownership change did not result in the loss or substantial limitation of net operating loss or tax credit carryforwards. There have been no subsequent ownership changes through January 31, 2016.

The majority of our deferred tax assets relate to U.S. net operating loss carry-forwards. We believe that we will fully realize the benefit of existing deferred tax assets based on the scheduled reversal of U.S. deferred tax liabilities related to depreciation and amortization expenses not deductible for tax purposes, which is ordinary income and of the same character as the temporary differences giving rise to the deferred tax assets. This will reverse in substantially similar time periods as the deferred tax assets and in the same jurisdictions. As such, the deferred tax liabilities are considered to provide a source of income sufficient to support our U.S. deferred tax assets and our conclusion that no valuation allowance is needed at January 31, 2016. A valuation allowance of $0.9 million and $0.2 million has been recorded on January 31, 2016 and January 31, 2015, respectively, against deferred tax assets related to certain foreign and state net operating loss carry-forwards as we believe it is more likely than not that those deferred tax assets will not be realized.
Undistributed earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. We intend to reinvest these earnings indefinitely in our foreign subsidiaries. As of January 31, 2016, we estimated cumulative earnings at our foreign subsidiaries of $4.0 million. No provision for U.S. income tax has been provided on the $4.0 million of cumulative foreign earnings. However, if these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits and net operating loss carryforwards would be available to reduce some portion of the U.S. liability.
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
The following table summarizes the activity related to our gross unrecognized tax benefits (excluding interest and penalties and related tax carryforwards):

(in thousands)	January 31, 2016	January 31, 2015
Balance, beginning of the year	$2,740	$1,276
Gross increases related to prior year income tax provision	57	1,003
Gross decreases related to current year income tax provision	—	—
Gross increases related to current year income tax provision	856	461
Balance, end of the year	$3,653	$2,740
No amount of the unrecognized tax benefit at January 31, 2016, if recognized, would affect the effective income tax rate.
We recorded interest and penalties associated with unrecognized tax benefits of $0.1 million during fiscal year 2014. We did not have any accrued interest or penalties associated with any unrecognized tax benefits during fiscal years 2016 and 2015.
We file income tax returns and are subject to audit in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal, state and foreign income tax examinations for fiscal years prior to 2013, 2012 and 2011, respectively. The U.S. federal audit cycle covering the consolidated income tax returns for the fiscal years ended January 31, 2011 through January 31, 2012 closed as of January 31, 2016. The German audit cycle for the fiscal years ended January 31, 2010 through January 31, 2012 closed as of January 31, 2016.

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

Note 12. Share-based Compensation
Subsequent to the adoption of the 2011 Plan, on September 12, 2013, the BCI Holdings’ Board of Directors amended the 2011 Plan by resolution to increase the number of shares of BCI Holdings common stock authorized for issuance under the 2011 Plan to 1,001,339 shares. On January 31, 2016, there were 267,670 shares available for grant. The amended 2011 Plan permits the granting of BCI Holdings stock options, nonqualified stock options and restricted stock to eligible employees and non-employee directors and consultants.

The following table summarizes stock option activity during the fiscal year ended January 31, 2016:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)(2)	Weighted Average Term Remaining (in years)	Weighted Average Grant Date Fair Value
Outstanding, January 31, 2015 (1)	886,209	$201.22	$6,330	7.6
Granted(3)	655,301	85.69			$33.42
Exercised	(25,552)	42.71	$1,194
Forfeited/canceled/expired(3)	(784,222)	219.53
Outstanding, January 31, 2016 (1)	731,736	$83.67	$1,830	7.0
Vested and expected to vest, January 31, 2016	86,886	$73.61	$1,830	3.5
Exercisable, January 31, 2016	84,616	$70.89	$1,830	3.4

(1)
The number of stock options outstanding on January 31, 2016, and January 31, 2015 include 62,654 and 87,270, respectively, of BCI Holdings options that were exchanged for Predecessor Company options as a result of the Transaction. These options on January 31, 2016 and January 31, 2015 had a weighted average exercise price of $34.40 and $36.13, respectively.

(2)
Aggregate intrinsic value in the table above represents the total pre-tax value that stock option holders would have received had all stock option holders exercised their options on January 31, 2016. The aggregate intrinsic value is the difference between the estimated fair market value of the BCI Holdings common stock at the end of the period and the stock option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of the BCI Holdings common stock.

(3)
On November 30, 2015, we commenced the Option Exchange Offer to eligible options holders (including the CEO) to purchase 568,427 shares of common stock in exchange for the cancellation of the tendered options to purchase 732,033 shares of common stock (see discussion below). We granted an additional 81,874 options on January 29, 2016.

The weighted average grant date fair value of options granted during fiscal years 2016, 2015 and 2014 was $33.42, $37.53 and $27.13, respectively. The aggregate intrinsic value of options exercised during fiscal years 2016, 2015 and 2014 was $1.2 million, $0.6 million and $7.0 million, respectively.

The following table summarizes the stock options outstanding on January 31, 2016, and the related weighted average price and life information:

	January 31, 2016
	Outstanding				Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Exercise Price	Weighted Average Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Exercise Price	Weighted Average Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
$19.44-$42.86	62,654	$2.95	0.1		62,654	$25.47	2.0
$70-$97	644,676	74.89	6.6		—	—	—
$100-$150	12,203	1.67	0.1		10,983	12.98	0.7
$175-$200	6,102	1.67	0.1		5,490	12.98	0.3
$225-$300	6,101	2.50	0.1		5,489	19.46	0.3
	731,736	$83.67	7.0	$1,830	84,616	$70.89	3.4	$1,830

As of January 31, 2016, there was $1.8 million of unrecognized pre-tax share-based compensation expense, excluding the options granted to the CEO, related to non-vested stock options, which we expect to recognize over a weighted average period of 2.7 years. The total fair value of options vested during fiscal years 2016, 2015 and 2014 was $0.1 million, $2.4 million, $3.3 million, respectively. The fair value of options vested decreased during fiscal year 2016 as a result of the stock option modification in November 2015, which changed the vesting conditions of certain outstanding options. Refer to discussion under "Stock Option Exchange Program" below.

The share-based compensation expense included within employee related expenses in our consolidated statement of operations was the following:

	Fiscal Year Ended
(in thousands)	January 31, 2016	January 31, 2015	January 31, 2014
Non-cash share-based compensation expense	$343	$1,995	$2,901

The fair value of BCI Holdings stock options issued and classified as equity awards was determined using the Black-Scholes options pricing model utilizing the following weighted average assumptions for each respective period:

	Fiscal Year Ended
	January 31, 2016	January 31, 2015	January 31, 2014
Expected volatility	45%	50%	45%
Expected dividends	—%	—%	—%
Expected term	4.7 years	6.6 years	4.6 years
Risk-free interest rate	1.5%	2.1%	1.5%

Stock Option Exchange Program
In November 2015, we commenced the Option Exchange Offer to allow certain employees and non-employee members of our board of directors the opportunity to exchange, on a grant-by-grant basis, their eligible options, with varying exercise prices per share ranging from $70 to $300, for new stock options that the Company granted under its 2011 Plan. Generally, most of the employees and non-employee board members with outstanding options were eligible to participate in the Option Exchange Offer, which expired on December 29, 2015. Each new stock option has an exercise price equal to $85, the stock value per share estimated as of the quarter end date preceding modification. Each new stock option has a maximum term that is equal to the remaining term of the corresponding eligible option. Each new stock option becomes fully vested and exercisable only upon the consummation of a Change in Control or an IPO and only if the employee remains employed at that time. This is the case even if the eligible options were fully vested on the date of the exchange. There are four employees and one non-employee consultant who are not participating in the Option Exchange Offer.

As a result of the Option Exchange Offer, we granted modified stock options to eligible options holders (including the CEO) to purchase 568,427 shares of common stock in exchange for the cancellation of the tendered options to purchase 732,033 shares of common stock.

The Option Exchange Offer was treated as a modification in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation - Stock Compensation.” We did not recognize any incremental expense resulting from the modification. Since the modified stock options contain a liquidity event based performance condition (i.e., Change in Control or IPO), we determined recognition of compensation cost should be deferred until the occurrence of the liquidity event. Total future additional stock-based compensation expense resulting from the modification of stock options, excluding CEO options and including options previously classified as liability awards (discussed below), was  $6.2 million on January 31, 2016.

CEO Options
During the third quarter of fiscal year 2014, we appointed a new CEO who began employment on September 9, 2013. In connection with his hire, the CEO was granted 450,000 stock options (which are included in the stock options disclosed above) to purchase shares of BCI Holdings pursuant to the 2011 Plan as follows: (i) 25,000 stock options with an exercise price of $125; (ii) 25,000 stock options with an exercise price of $150; (iii) 50,000 stock options with an exercise price of $175; (iv) 75,000 stock options with an exercise price of $225; (v) 75,000 stock options with an exercise price of $275; and (vi) 200,000 stock options with an exercise price of $300. The options with exercise prices above $125 were granted significantly out-of-the-money and serve as additional incentives for our CEO to maximize the value of BCI Holdings’ common stock. The stock options all become fully vested and exercisable only upon the consummation of a Change in Control and only if the CEO remains employed at that time. The stock options expire after 10 years from the date of grant and will cease to be exercisable on the 90th day after the date of a Change in Control. Upon any termination of employment, any unvested options terminate immediately.

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

Pursuant to the Option Exchange Offer, we granted modified stock options to the CEO to purchase 225,000 shares of common stock in exchange for the tendered options to purchase 450,000 shares of common stock under the 2011 Plan. Each new stock option has an exercise price equal to $85, the stock value per share estimated as of the quarter end date preceding modification. In addition to a new exercise price of $85 and the corresponding elimination of a market condition, the modified CEO options added another liquidity event (i.e., IPO) to the performance condition and removed the requirement to exercise options by the 90th day of the liquidity event. Each new stock option has a maximum term that is equal to the remaining term of the original corresponding eligible option. Each new stock option becomes fully vested and exercisable only upon the consummation of a Change in Control or an IPO and only if the employee remains employed at that time. The modified stock options contain a liquidity event based performance condition. As a result, we determined compensation cost recognition should continue to be deferred until the occurrence of the Change in Control or IPO. On January 31, 2016, the total unrecognized stock-based compensation expense for the CEO's options was $8.1 million. During fiscal years 2016 and 2015, we did not recognize any stock-based compensation expense related to the CEO’s options.

The weighted average grant date fair value of $35.86 for the CEO’s modified options was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

Fiscal Year Ended
January 31, 2016
Expected volatility	45%
Expected dividends	—%
Expected term	4.8 years
Risk-free interest rate	1.6%

Liability Awards
During the fourth quarter of fiscal year 2014, we began accounting for certain options that had previously been accounted for as equity awards as liability awards, as we determined cash settlement upon exercise was probable. As a result, we remeasured the fair value of these options on January 31, 2014, and recognized an additional $0.2 million of share-based compensation expense. In connection with the conversion from equity to liability awards, we reclassified $2.8 million from additional paid-in-capital to a share-based compensation liability. We remeasured the fair value of these options on January 31, 2016, resulting in a decrease to our non-cash share-based compensation expense of $1.2 million during fiscal year 2016.
Pursuant to the Option Exchange Offer, we granted modified stock options to certain employees to purchase 62,500 shares of common stock in exchange for the tendered options to purchase 60,000 shares of common stock. The modified stock options did not require cash settlement. Each new stock option has an exercise price equal to $85, the stock value per share estimated as of the quarter end date preceding modification. Each new stock option has a maximum term that is equal to the remaining term of the original corresponding eligible option. Each new stock option becomes fully vested and exercisable only upon the consummation of a Change in Control or an IPO and only if the employee remains employed at that time. As a result, we reclassified $0.9 million from share-based compensation liability to additional paid-in-capital in connection with the conversion from liability to equity awards.
Based on the valuation performed on January 31, 2016, there was no unrecognized compensation related to unvested liability awards.
The fair value of BCI Holdings stock options accounted for as liability awards were determined using the Black-Scholes options pricing model utilizing the following assumptions for each respective period:

	Fiscal Year Ended
	January 31, 2016	January 31, 2015	January 31, 2014
Expected volatility	45%	50%	45%
Expected dividends	—%	—%	—%
Expected term	1.3	3.1	3.6
Risk-free interest rate	0.6%	0.8%	1.0%
New Grants
We granted an additional 81,874 options on January 29, 2016. Each new stock option has an exercise price equal to $85, the stock value per share estimated as of the previous quarter end. Each new stock option has a maximum term of 10 years and becomes fully vested and exercisable only upon the consummation of a Change in Control or an IPO and only if the employee remains employed at that time. We determined that these stock options contain a service and performance condition. Further, we performed an analysis of the new stock options granted and determined that these options had characteristics of "deep-out-of-the-money" stock options as the exercise price of $85 was significantly greater than our grant date stock price of $63.61.

The new options granted contain a liquidity event based performance condition. As a result, we determined compensation cost recognition should be deferred until the occurrence of the Change in Control or IPO equal to the fair value of the options on the date of the grant. The grant date fair value of $23.15 was estimated using the Black-Scholes options pricing model utilizing the following assumptions:

Fiscal Year Ended
January 31, 2016
Expected volatility	45%
Expected dividends	—%
Expected term	6.1 years
Risk-free interest rate	1.5%

On January 31, 2016, the total unrecognized stock-based compensation expense for the new grants was $1.9 million.

Note 13. Segment Reporting
We conduct our operations through entities located in the United States, Canada, France, Germany, the United Kingdom, and the Netherlands. We transact business using the local currency within each country where we perform the service or provide the rental equipment.

Our operating and reportable segments are North America and Europe. Within each operating segment, there are common customers, common pricing structures, the ability and history of sharing equipment and resources, operational compatibility, commonality among regulatory environments, and relative geographic proximity. Our operating segments consist of the following:

•	the North American segment consists of branches located in the United States and Canada that provide equipment and services suitable across all of these North American countries.

•	the European segment consists of branches located in France, Germany, the Netherlands, and the United Kingdom, that provide equipment and services to customers in a number of European countries.

Our North American and European reporting segments are also reporting units for the purpose of testing goodwill for impairment. See Note 1, “Business, Basis of Presentation, and Summary of Significant Accounting Policies,” under the caption Goodwill, for further discussion of our reporting units.

Selected statements of operations information for our reportable segments is the following:

	Fiscal Year Ended
(In thousands)	January 31, 2016	January 31, 2015	January 31, 2014
Revenue
United States	$265,961	$292,892	$273,904
Other North America	6,692	7,442	7,711
North America	272,653	300,334	281,615
Europe	30,476	31,986	28,996
Total revenue	$303,129	$332,320	$310,611
Depreciation and amortization
North America	$58,668	$60,217	$58,166
Europe	4,500	5,294	4,325
Total depreciation and amortization	$63,168	$65,511	$62,491
Interest expense, net
North America	$42,330	$42,441	$41,295
Europe	(1)	(1)	(1)
Total interest expense, net	$42,329	$42,440	$41,294
Income tax (benefit) expense
North America	$(37,567)	$(7,389)	$(9,351)
Europe	1,094	687	1,667
Total income tax (benefit) expense	$(36,473)	$(6,702)	$(7,684)
Net (loss) income
North America (1)	$(173,881)	$(10,208)	$(21,108)
Europe (1)	1,661	3,565	2,864
Total net (loss) income	$(172,220)	$(6,643)	$(18,244)

(1)	During fiscal years 2016, 2015 and 2014, we included $5.1 million, $5.1 million and $4.7 million, respectively, of inter-segment expense allocations from North America to Europe.

Total asset and long-lived asset information by reportable segment is the following:

(In thousands)	January 31, 2016	January 31, 2015
Total assets
United States	$874,054	$1,093,824
Other North America	8,917	10,707
Europe	112,758	113,322
Total assets	995,729	1,217,853
Long-lived assets
United States	280,020	307,655
Other North America	11,045	12,295
Europe	45,570	48,349
Total long-lived assets	$336,635	$368,299

Note 14. Related Party Transactions
    From time to time, we enter into transactions in the normal course of business with related parties. The accounting policies that we apply to our transactions with related parties are consistent with those applied in transactions with independent third parties.

Pursuant to a professional services agreement between us and the Sponsor, we agreed to pay the Sponsor an annual management fee of $0.5 million, payable quarterly, plus reasonable out-of-pocket expenses, in connection with the planning, strategy and oversight support provided to management. For fiscal years 2016, 2015 and 2014, we recorded $0.5 million, $0.6 million, and $0.6 million, respectively, in aggregate management fees and expenses to the Sponsor. Management fees payable to the Sponsor totaled $0.04 million on both January 31, 2016 and January 31, 2015.

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

Rent expense, which includes base rent payments charged to expense on the straight-line basis over the terms of the leases, real estate taxes and other costs were $10.3 million, $9.9 million and $8.5 million, during fiscal years 2016, 2015 and 2014, respectively.

The following table summarizes future minimum non-cancelable lease payments on January 31, 2016:

(In thousands)	Operating Leases	Capital Leases
Year ending January 31,
2017	$10,350	$241
2018	7,924	241
2019	5,746	492
2020	3,720	49
2021	3,026	73
Thereafter	8,818	10
Total minimum lease payments	$39,584	1,106
Less: interest		(100)
Present value of minimum lease payments		$1,006

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

The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Plan has an automatic contribution feature that enrolls any employee who is eligible to participate in the Plan at a deferral contribution rate of 3%, subject to their right to opt out of the Plan. We recorded $0.4 million, $1.6 million and $1.1 million of expense for company contributions during fiscal years 2016, 2015 and 2014, respectively. In fiscal years 2014 and 2015, we match 50% of the first 6% of compensation that a participant contributes to the Plan as deferral contributions. We have not made matching contributions since June 2015.

The Plan allows for non-elective profit sharing contributions (paid by the Company), also at the discretion of the Board of Directors. No profit sharing contributions were made during fiscal years 2016, 2015 and 2014.

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

On January 31, 2016, we had a total of 9 eligible participants in the postretirement medical plan (5 and 4 individuals who became eligible prior to and after the Transaction, respectively).

Assuming a discount rate of 1.67% for the obligation established after the Transaction and 1.33% for the obligation established before the Transaction, and healthcare trend costs of 4.5%, the postretirement medical plan obligation is presented in the table below:

(in thousands)	Net Periodic Postretirement Benefit Cost	Postretirement Benefit Liability
Balance at January 31, 2013		$1,152
Change in benefit obligation		(770)
Recognition of components of net periodic postretirement benefit cost:
Service cost	56	56
Interest cost	13	13
Amortization of prior service cost	—
Total net periodic postretirement benefit cost	$69
Benefit payments		—
Net change		(701)
Balance at January 31, 2014		$451
Change in benefit obligation		(65)
Recognition of components of net periodic postretirement benefit cost:
Service cost	22	22
Interest cost	8	8
Amortization of prior service cost	—
Total net periodic postretirement benefit cost	$30
Benefit payments		—
Net change		(35)
Balance at January 31, 2015		$416
Change in benefit obligation		(257)
Recognition of components of net periodic postretirement benefit cost:
Service cost	19	19
Interest cost	6	6
Amortization of prior service cost	—
Total net periodic postretirement benefit cost	$25
Benefit payments		—
Net change		(232)
Balance at January 31, 2016 (1)		$184

(1)
The current portion of the postretirement medical plan obligation on January 31, 2016 totaled $18,000 which is recorded within “Accrued expenses” in the consolidated balance sheets. The noncurrent portion of $0.2 million is recorded within “Other long-term liabilities.”

Assumptions:
Certain actuarial assumptions such as the discount rate and the healthcare cost trend rate may have a significant effect on the amounts reported for net periodic benefit cost as well as the related benefit obligation amounts.

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

Healthcare Cost Trend Rate
The healthcare cost trend rate is based on historical rates and expected market conditions. A one-percentage-point change in the assumed healthcare cost trend rate would have the following effects:

(In thousands)	1-Percentage-Point Increase	1-Percentage- Point Decrease
Effect on the total service and interest cost components	$1	$(1)
Effect on the postretirement benefit obligation	$11	$(10)

The assumptions are reviewed quarterly and at any interim re-measurement of the plan obligations. The impact of any change in our assumptions is reflected in the postretirement benefit amounts as they occur or over a period of time if allowed under applicable accounting standards. As these assumptions change from period to period, recorded postretirement benefit amounts could also change.

Our estimated future benefit payments on January 31, 2016 for the next ten years are as follows:

(In thousands)
Year ending January 31,
2017	$18
2018	17
2019	11
2020	20
2021	23
Thereafter	72
Total	$161

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

Note 19. Quarterly Financial Data (Unaudited)
The following table sets forth certain unaudited selected consolidated financial information for each of the quarters in the years ended January 31, 2016 and January 31, 2015.

(in thousands)	Three Months Ended
Fiscal Year 2016	April 30, 2015	July 31, 2015	October 31, 2015	January 31, 2016
Revenue	$78,769	$78,207	$78,480	$67,673
Income (loss) from operations	$2,349	$8,810	$(67,322)	$(109,038)
Net (loss) income	$(4,624)	$(1,378)	$(67,062)	$(99,156)

(in thousands)	Three Months Ended
Fiscal Year 2015	April 30, 2014	July 31, 2014	October 31, 2014	January 31, 2015
Revenue	$79,369	$82,946	$88,837	$81,168
Income (loss) from operations	$3,465	$9,608	$10,031	$6,882
Net (loss) income	$(4,359)	$1,184	$(350)	$(3,118)

Note 20. Condensed Consolidating Financial Information
Our Notes are guaranteed by all of our U.S. subsidiaries (the “guarantor subsidiaries”). This indebtedness is not guaranteed by BCI Holdings or our foreign subsidiaries (together, the “non-guarantor subsidiaries”). The guarantor subsidiaries are all one hundred percent owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to customary release provisions and a standard limitation, which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). The following condensed consolidating financial information presents the financial position, results of operations and cash flows of the parent, guarantors, and non-guarantor subsidiaries of the Company and the eliminations necessary to arrive at the information on a consolidated basis for the periods indicated. The parent referenced in the condensed consolidating financial statements is BakerCorp International, Inc., the issuer.

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

Consolidating Balance Sheet
January 31, 2016
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$34,014	$10,740	$—	$44,754
Accounts receivable, net	—	53,271	9,149	—	62,420
Inventories, net	—	7,378	57	—	7,435
Prepaid expenses and other current assets	248	3,053	1,717	—	5,018
Deferred tax assets	—	—	—	—	—
Total current assets	248	97,716	21,663	—	119,627
Property and equipment, net	—	280,020	56,615	—	336,635
Goodwill	—	98,041	50,956	—	148,997
Other intangible assets, net	—	366,788	22,557	—	389,345
Deferred tax assets	36,956	68,776	121	(105,853)	—
Deferred financing costs, net	417	—	—	—	417
Other long-term assets	—	571	137	—	708
Investment in subsidiaries	411,895	107,700	—	(519,595)	—
Total assets	$449,516	$1,019,612	$152,049	$(625,448)	$995,729
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$57	$16,749	$1,921	$—	$18,727
Accrued expenses	3,364	17,305	3,300	—	23,969
Current portion of long-term debt, net	1,466	—	—	—	1,466
Intercompany balances	(361,315)	329,503	31,812		—
Total current liabilities	(356,428)	363,557	37,033	—	44,162
Long-term debt, net of current portion	636,433	—	—	—	636,433
Deferred tax liabilities	1,112	241,564	7,267	(105,853)	144,090
Fair value of interest rate swap liabilities	951	—	—	—	951
Share-based compensation liability	—	736	—	—	736
Other long-term liabilities	—	1,860	49	—	1,909
Total liabilities	282,068	607,717	44,349	(105,853)	828,281
Total shareholder’s equity	167,448	411,895	107,700	(519,595)	167,448
Total liabilities and shareholder’s equity	$449,516	$1,019,612	$152,049	$(625,448)	$995,729

Consolidating Balance Sheet
January 31, 2015
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$14,407	$4,258	$—	$18,665
Accounts receivable, net	—	61,640	9,118	—	70,758
Inventories, net	—	7,333	4	—	7,337
Prepaid expenses and other current assets	227	2,313	3,365	—	5,905
Deferred tax assets	—	5,776	—	—	5,776
Total current assets	227	91,469	16,745	—	108,441
Property and equipment, net	—	307,655	60,644	—	368,299
Goodwill	—	257,052	52,662	—	309,714
Other intangible assets, net	—	406,160	24,063	—	430,223
Deferred tax assets	31,762	50,198	176	(82,136)	—
Deferred financing costs, net	635	—	—	—	635
Other long-term assets	—	396	145	—	541
Investment in subsidiaries	576,966	110,967	—	(687,933)	—
Total assets	$609,590	$1,223,897	$154,435	$(770,069)	$1,217,853
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$56	$19,887	$1,246	$—	$21,189
Accrued expenses	3,359	14,483	2,547	—	20,389
Current portion of long-term debt, net	1,618	—	—	—	1,618
Intercompany balances	(380,274)	349,296	30,978	—	—
Total current liabilities	(375,241)	383,666	34,771	—	43,196
Long-term debt, net of current portion	637,903	—	—	—	637,903
Deferred tax liabilities	1,955	258,309	8,652	(82,136)	186,780
Fair value of interest rate swap liabilities	2,725	—	—	—	2,725
Share-based compensation liability	—	2,836	—	—	2,836
Other long-term liabilities	—	2,120	45	—	2,165
Total liabilities	267,342	646,931	43,468	(82,136)	875,605
Total shareholder’s equity	342,248	576,966	110,967	(687,933)	342,248
Total liabilities and shareholder’s equity	$609,590	$1,223,897	$154,435	$(770,069)	$1,217,853

Condensed Consolidating Statement of Operations
Fiscal Year Ended January 31, 2016
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$265,961	$37,168	$—	$303,129
Operating expenses:
Employee related expenses	137	96,341	11,559	—	108,037
Rental expense	—	37,818	3,970	—	41,788
Repair and maintenance	—	10,948	792	—	11,740
Cost of goods sold	—	10,401	290	—	10,691
Facility expense	26	25,736	3,056	—	28,818
Professional fees	37	2,979	258	—	3,274
Management fees	—	546	—	—	546
Other operating expenses	609	8,605	7,418	—	16,632
Depreciation and amortization	—	57,493	5,675	—	63,168
(Gain) loss on sale of equipment	—	(2,205)	(94)	—	(2,299)
Impairment of goodwill and other intangible assets	—	182,849	—	—	182,849
Impairment of long-lived assets	—	3,067	19	—	3,086
Total operating expenses	809	434,578	32,943	—	468,330
(Loss) income from operations	(809)	(168,617)	4,225	—	(165,201)
Other expense:
Interest expense (income), net	42,309	21	(1)	—	42,329
Foreign currency exchange loss (gain), net	—	835	328	—	1,163
Total other expense (income), net	42,309	856	327	—	43,492
(Loss) income before income taxes	(43,118)	(169,473)	3,898	—	(208,693)
Income tax (benefit) expense	(6,706)	(31,357)	1,590	—	(36,473)
(Loss) income before equity in net earnings of subsidiaries	(36,412)	(138,116)	2,308	—	(172,220)
Equity in net earnings of subsidiaries	(135,808)	2,308	—	133,500	—
Net (loss) income	$(172,220)	$(135,808)	$2,308	$133,500	$(172,220)

Condensed Consolidating Statement of Operations
Fiscal Year Ended Ended January 31, 2015
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$292,892	$39,428	$—	$332,320
Operating expenses:
Employee related expenses	162	101,032	11,553	—	112,747
Rental expense	—	40,315	3,823	—	44,138
Repair and maintenance	—	12,806	806	—	13,612
Cost of goods sold	—	14,355	77	—	14,432
Facility expense	19	24,904	3,479	—	28,402
Professional fees	78	3,758	251	—	4,087
Management fees	—	608	—	—	608
Other operating expenses	649	11,225	7,356	—	19,230
Depreciation and amortization	—	59,014	6,497	—	65,511
Gain on sale of equipment	—	(3,973)	176	—	(3,797)
Impairment of long-lived assets	—	2,851	513	—	3,364
Total operating expenses	908	266,895	34,531	—	302,334
(Loss) income from operations	(908)	25,997	4,897	—	29,986
Other expense:
Interest expense (income), net	42,394	53	(7)	—	42,440
Foreign currency exchange loss (gain), net	—	1,251	(386)	—	865
Other expense, net	—	26	—	—	26
Total other expense (income), net	42,394	1,330	(393)	—	43,331
(Loss) income before income taxes	(43,302)	24,667	5,290	—	(13,345)
Income tax (benefit) expense	(6,568)	(843)	709	—	(6,702)
(Loss) income before equity in net earnings of subsidiaries	(36,734)	25,510	4,581	—	(6,643)
Equity in net earnings of subsidiaries	30,091	4,581	—	(34,672)	—
Net (loss) income	$(6,643)	$30,091	$4,581	$(34,672)	$(6,643)

Condensed Consolidating Statement of Operations
For the Twelve Months Ended January 31, 2014
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$275,292	$35,319	$—	$310,611
Operating expenses:
Employee related expenses	165	97,950	9,927	—	108,042
Rental expense	—	34,733	3,350	—	38,083
Repair and maintenance	—	17,203	930	—	18,133
Cost of goods sold	—	12,475	64	—	12,539
Facility expense	34	22,064	2,950	—	25,048
Professional fees	1,440	7,156	366	—	8,962
Management fees	—	602	—	—	602
Other operating expenses	782	9,680	7,243	—	17,705
Depreciation and amortization	—	57,327	5,164	—	62,491
Gain on sale of equipment	—	(2,309)	(357)	—	(2,666)
Impairment of long-lived assets	—	2,281	89	—	2,370
Total operating expenses	2,421	259,162	29,726	—	291,309
(Loss) income from operations	(2,421)	16,130	5,593	—	19,302
Other expense:
Interest expense (income), net	41,214	88	(8)	—	41,294
Loss on extinguishment and modification of debt	2,999	—	—	—	2,999
Foreign currency exchange loss (gain), net	—	982	(45)	—	937
Total other expense (income), net	44,213	1,070	(53)	—	45,230
(Loss) income before income taxes	(46,634)	15,060	5,646	—	(25,928)
Income tax (benefit) expense	(8,057)	(1,444)	1,817	—	(7,684)
(Loss) income before equity in net earnings of subsidiaries	(38,577)	16,504	3,829	—	(18,244)
Equity in net earnings of subsidiaries	20,333	3,829	—	(24,162)	—
Net (loss) income	$(18,244)	$20,333	$3,829	$(24,162)	$(18,244)

Consolidating Statement of Comprehensive Income
Fiscal Year Ended January 31, 2016
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(172,220)	$(135,808)	$2,308	$133,500	$(172,220)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $684	1,090	—	—	—	1,090
Change in foreign currency translation adjustments	—	—	(4,983)	—	(4,983)
Other comprehensive income (loss)	1,090	—	(4,983)	—	(3,893)
Total comprehensive (loss) income	$(171,130)	$(135,808)	$(2,675)	$133,500	$(176,113)

Consolidating Statement of Comprehensive Income
Fiscal Year Ended January 31, 2015
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(6,643)	$30,091	$4,581	$(34,672)	$(6,643)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $498	785	—	—	—	785
Change in foreign currency translation adjustments	—	—	(25,851)	—	(25,851)
Other comprehensive income (loss)	785	—	(25,851)	—	(25,066)
Total comprehensive (loss) income	$(5,858)	$30,091	$(21,270)	$(34,672)	$(31,709)

Consolidating Statement of Comprehensive Income (Loss)
Fiscal Year Ended January 31, 2014
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(18,244)	$20,333	$3,829	$(24,162)	$(18,244)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $481	804	—	—	—	804
Change in foreign currency translation adjustments	—	—	(1,132)	—	(1,132)
Other comprehensive income (loss)	804	—	(1,132)	—	(328)
Total comprehensive (loss) income	$(17,440)	$20,333	$2,697	$(24,162)	$(18,572)

Consolidating Statement of Cash Flows
Fiscal Year Ended January 31, 2016
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(172,220)	$(135,808)	$2,308	$133,500	$(172,220)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	—	2,059	107	—	2,166
Provision for excess and obsolete inventory	—	137	—	—	137
Share-based compensation expense	137	206	—	—	343
(Gain) loss on sale of equipment	—	(2,205)	(94)	—	(2,299)
Depreciation and amortization	—	57,493	5,675	—	63,168
Amortization of deferred financing costs	2,754	—	—	—	2,754
Deferred income taxes	(6,722)	(29,547)	(1,017)	—	(37,286)
Amortization of above market lease	—	(325)	—	—	(325)
Impairment of goodwill and other intangible assets	—	182,849	—	—	182,849
Impairment of long-lived assets	—	3,067	19	—	3,086
Equity in net earnings of subsidiaries, net of taxes	135,808	(2,308)	—	(133,500)	—
Changes in assets and liabilities:
Accounts receivable	—	6,311	(598)	—	5,713
Inventories	—	(182)	(59)	—	(241)
Prepaid expenses and other assets	(16)	(916)	1,561	—	629
Accounts payable and other liabilities	8	(1,249)	1,623	—	382
Net cash (used in) provided by operating activities	(40,251)	79,582	9,525	—	48,856
Investing activities
Purchases of property and equipment	—	(18,954)	(3,620)	—	(22,574)
Proceeds from sale of equipment	—	3,262	442	—	3,704
Net cash used in investing activities	—	(15,692)	(3,178)	—	(18,870)
Financing activities
Intercompany investments and loans	43,638	(43,371)	(1,043)	776	—
Repayments of long-term debt	(4,163)	—	—	—	(4,163)
Return of capital to BakerCorp International Holdings, Inc.	776	(912)	—	—	(136)
Net cash provided by (used in) financing activities	40,251	(44,283)	(1,043)	776	(4,299)
Effect of foreign currency translation on cash	—	—	1,178	(776)	402
Net increase in cash and cash equivalents	—	19,607	6,482	—	26,089
Cash and cash equivalents, beginning of period	—	14,407	4,258	—	18,665
Cash and cash equivalents, end of period	$—	$34,014	$10,740	$—	$44,754

 Consolidating Statement of Cash Flows
Fiscal Year Ended January 31, 2015
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(6,643)	$30,091	$4,581	$(34,672)	$(6,643)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	—	921	(163)	—	758
Recovery of excess and obsolete inventory	—	132	—	—	132
Share-based compensation expense	162	1,833	—	—	1,995
(Gain) loss on sale of subsidiary	—	(100)	199	—	99
(Gain) loss on sale of equipment	—	(3,973)	176	—	(3,797)
Depreciation and amortization	—	59,014	6,497	—	65,511
Amortization of deferred financing costs	2,611	—	—	—	2,611
Deferred income taxes	(5,158)	(2,760)	(127)	—	(8,045)
Amortization of above-market lease	—	(697)	—	—	(697)
Impairment of long-lived assets	—	2,851	513	—	3,364
Equity in net earnings of subsidiaries, net of taxes	(30,091)	(4,581)	—	34,672	—
Changes in assets and liabilities:
Accounts receivable	—	(8,176)	65	—	(8,111)
Inventories	—	(1,719)	(3)	—	(1,722)
Prepaid expenses and other assets	8	1,463	(2,535)	—	(1,064)
Accounts payable and other liabilities	70	(6,512)	(2,618)	—	(9,060)
Net cash (used in) provided by operating activities	(39,041)	67,787	6,585	—	35,331
Investing activities
Purchases of property and equipment	—	(34,097)	(5,769)	—	(39,866)
Proceeds from sale of equipment	—	5,066	533	—	5,599
Proceeds from sale of subsidiary	—	100	—	—	100
Net cash used in investing activities	—	(28,931)	(5,236)	—	(34,167)
Financing activities
Intercompany investments and loans	46,482	(45,379)	(6,193)	5,090	—
Repayments of long-term debt	(4,163)	—	—	—	(4,163)
Return of capital to BakerCorp International Holdings, Inc.	(3,278)	—	—	—	(3,278)
Net cash provided by (used in) financing activities	39,041	(45,379)	(6,193)	5,090	(7,441)
Effect of foreign currency translation on cash	—	—	4,496	(5,090)	(594)
Net decrease in cash and cash equivalents	—	(6,523)	(348)	—	(6,871)
Cash and cash equivalents, beginning of period	—	20,930	4,606	—	25,536
Cash and cash equivalents, end of period	$—	$14,407	$4,258	$—	$18,665

Consolidating Statement of Cash Flows
Fiscal Year Ended January 31, 2014
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(18,244)	$20,333	$3,829	$(24,162)	$(18,244)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	—	416	409	—	825
Provision for excess and obsolete inventory	—	(76)	—	—	(76)
Share-based compensation expense	165	2,736	—	—	2,901
Gain on sale of equipment	—	(2,309)	(357)	—	(2,666)
Depreciation and amortization	—	57,327	5,164	—	62,491
Amortization of deferred financing costs	2,383	—	—	—	2,383
Loss on extinguishment and modification of debt	2,999	—	—	—	2,999
Deferred income taxes	(8,144)	(1,699)	(9)	—	(9,852)
Amortization of above-market lease	—	(685)	—	—	(685)
Impairment of long-lived assets	—	2,281	89	—	2,370
Equity in net earnings of subsidiaries, net of taxes	(20,333)	(3,829)	—	24,162	—
Changes in assets and liabilities:
Accounts receivable	—	796	(3,689)	—	(2,893)
Inventories	—	(1,188)	—	—	(1,188)
Prepaid expenses and other current assets	(9)	(1,389)	200	—	(1,198)
Accounts payable and other liabilities	(4,997)	9,374	2,824	—	7,201
Net cash (used in) provided by operating activities	(46,180)	82,088	8,460	—	44,368
Investing activities
Acquisition of business, net of cash acquired	—	(8,080)	(300)	—	(8,380)
Purchases of property and equipment	—	(43,906)	(25,055)	—	(68,961)
Proceeds from sale of equipment	—	3,569	1,384	—	4,953
Net cash used in investing activities	—	(48,417)	(23,971)	—	(72,388)
Financing activities
Intercompany investments and loans	21,085	(35,636)	14,622	(71)	—
Repayments of long-term debt	(3,922)	—	—	—	(3,922)
Proceeds from the issuance of long-term debt	35,000	—	—	—	35,000
Payment of deferred financing costs	(1,008)	—	—	—	(1,008)
Return of capital to BakerCorp International Holdings, Inc.	(4,985)	—	—	—	(4,985)
Net cash provided by (used in) financing activities	46,170	(35,636)	14,622	(71)	25,085
Effect of foreign currency translation on cash	10	(83)	404	71	402
Net decrease in cash and cash equivalents	—	(2,048)	(485)	—	(2,533)
Cash and cash equivalents, beginning of period	—	22,978	5,091	—	28,069
Cash and cash equivalents, end of period	—	$20,930	$4,606	$—	$25,536

Schedule II — Valuation and Qualifying Accounts

(In thousands)	Balance at beginning of period	(Recoveries of) charged to costs and expenses	(Recoveries of) charged to other accounts	Deductions	Balance at end of period
Fiscal Year 2016
Allowance for doubtful accounts	$2,981	$2,166	$—	$(645)	$4,502
Inventory reserve	663	137	—	—	800
Deferred tax asset valuation allowance	233	703	—	(71)	865
Fiscal Year 2015
Allowance for doubtful accounts	$2,610	$758	$(158)	$(229)	$2,981
Inventory reserve	531	132	—	—	663
Deferred tax asset valuation allowance	1,824	(1,591)	—	—	233
Fiscal Year 2014
Allowance for doubtful accounts	$3,023	$825	$(17)	$(1,221)	$2,610
Inventory reserve	607	(76)	—	—	531
Deferred tax asset valuation allowance	1,218	606	—	—	1,824

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Exchange Act Rule 13a-15(d) defines “disclosure controls and procedures” to mean controls and procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our internal control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2016.

Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls or in other factors that may significantly affect our internal controls during fiscal year 2016.

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

Name	Age	Position
Robert Craycraft	46	President, Chief Executive Officer, Director
Raymond Aronoff	45	Chief Operating Officer, Chief Financial Officer
Melanie Barth	45	Chief Human Resources Officer
Les Fry	50	Senior Vice President, Sales and Marketing
David F. Haas	55	Executive Vice President, U.S. East
David Igata	56	Senior Vice President, U.S. West
Amy M. Paul	47	Vice President, General Counsel
Carla Rolinc	59	Chief Information Officer
Philip Green	62	Non-Executive Chairman, Director
Richard Carey	50	Director
John Coyle	50	Director
Gerard Holthaus	66	Director
Henry Minello	41	Director

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

Les Fry joined us in October 2015 and currently serves as Senior Vice President, Sales and Marketing. From 2011 to 2015, Mr. Fry worked for Safety-Kleen Systems, Inc., most recently as Senior Vice President of Sales for Safety-Kleen Oil, a leading collector, recycler and re-finer of used oil in North America. From 1995 to 2011, Mr. Fry held senior sales management roles for divisions of Ashland, Inc., including the Valvoline division. Mr. Fry has 20 years of experience in leading sales teams to deliver breakthrough results through strategic application, data management/insights, sales process discipline and performance management. Mr. Fry has a Bachelor of Arts in Communications from the University of Kentucky.

David F. Haas joined us in May 1992 and currently serves as Executive Vice President, U.S. East. Mr. Haas developed BakerCorp’s national pump product line and developed the Strategic Accounts program. Mr. Haas has an M.B.A. from Northern Illinois University and a B.S. in Business Administration from Illinois State University.

David Igata joined us in October 2002 and currently serves as Senior Vice President, U.S. West. Mr. Igata has over 30 years of experience in business management, corporate development, M&A, international business development and finance. During his tenure at BakerCorp, he has led our business in the Gulf South area and developed new markets for the Company including entry into filtration, shoring and Europe. From 1996 to 2002, Mr. Igata worked for The IT Group, a global environmental E&C company, as Vice President Corporate Development. He has a B.A. in Economics from the University of Colorado at Boulder.

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

Code of Business Conduct and Ethics
The Global Code of Business Conduct (the “Global Code”) applies to all of the Company's directors, officers (including its Chief Executive Officer, Chief Financial Officer and any person(s) performing similar functions) and employees. The Global Code is periodically reviewed and updated to remain current with applicable legal requirements and best practices. The Global Code is posted on our website at www.bakercorp.com.

Item 11.	EXECUTIVE COMPENSATION
The discussion and tabular disclosure that follow describe the Company’s executive compensation program during the most recently completed fiscal year ended January 31, 2016 (“FY 2016”), as well as the previous fiscal year ended January 31, 2015 (“FY 2015”), as applicable, with respect to our named executive officers, including: Robert Craycraft, our President and Chief Executive Officer; Raymond A. Aronoff, our Chief Operating Officer and Chief Financial Officer; and David Igata, our Senior Vice President, U.S. West (our “named executive officers”).

Summary Compensation Table
The following table sets forth the compensation paid to the named executive officers that is attributable to services performed during FY 2015 and FY 2016, as applicable.

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Robert Craycraft, President & Chief Executive Officer	2016	500,000	—	465,000	6,771	971,771
	2015	500,000	—	231,969	23,189	755,158
Raymond A. Aronoff, Chief Operating Officer and Chief Financial Officer	2016	300,000	1,670,607	186,000	9,076	2,165,683
	2015	300,000	—	94,050	19,624	413,674
David Igata, Senior Vice President U.S. West	2016	240,006	641,563	148,804	10,396	1,040,769
	2015	238,929	312,760	58,807	17,119	627,615

(1)
Amounts in this column reflect the incremental aggregate grant date fair value of stock options previously granted pursuant to the 2011 Plan and were subject to the Option Exchange Offer. See details in the "Equity Incentive Awards" section below. The incremental amounts reported above are computed in accordance with FASB ASC Topic 718, based on the assumptions set forth in Note 12 to our audited financial statements for FY2016 included in this annual report on Form 10-K. The grant date fair value of the stock options held by Mr. Craycraft as a result of the Option Exchange Offer is approximately $2,500,000 less than the grant date fair value of the original option grant (and previously reported in the Summary Compensation Table in the year of grant); therefore, no incremental cost is reported above with respect to Mr. Craycraft's option holdings, though he did participate in the Option Exchange Offer. Following the Option Exchange Offer, these stock options become vested in the event of a Change in Control or an IPO of Company common stock, and are subject to other terms and conditions as described in more detail under the heading "Potential Payments upon Termination or Change in Control."

(2)
Amounts in this column include incentive awards earned during the fiscal year that are determined at the discretion of the Compensation Committee of the Board of Directors, based on its assessment of the executive’s performance. See details in the Annual Incentive Awards section below.

(3)
Amounts in this column for FY 2015 and FY 2016 include: (i) disability insurance premiums paid by the Company, (ii) car allowances and (iii) Company contributions under the 401(k) Plan, which have not been made since June 2015.

Executive Agreements
Mr. Craycraft and Mr. Aronoff have each entered into an employment agreement with BakerCorp, our subsidiary (each, an "Employment Agreement") and Mr. Igata is a party to a letter agreement and a severance letter agreement with BakerCorp (collectively, the "Igata Letter Agreements"). Mr. Craycraft entered into his agreement in August 2013 in connection with the commencement of his employment in September 2013, Mr. Aronoff entered into his agreement in June 2012 in connection with the commencement of his employment in July 2012, and Ms. Igata entered into his severance letter agreement in October 2005 and subsequent letter agreement in August 2008, both in connection with his continued employment.
The Employment Agreements with Mr. Craycraft and Mr. Aronoff include the following key terms:

•
An initial five-year term (which expires on September 9, 2018 for Mr. Craycraft, July 25, 2017 for Mr. Aronoff), which will be automatically extended for successive one-year periods unless at least 30 days’ notice is given by either party.

•	The executive's base salary is reviewed annually and may be adjusted upward, resulting in current base salaries as follows: Mr. Craycraft: $500,000 and Mr. Aronoff: $300,000.

•
The executive is eligible to receive an annual bonus, with a target bonus amount expressed as a percentage of base salary (which percentage is subject to increase), resulting in current target bonus amounts for Mr. Craycraft of 150% of base salary and Mr. Aronoff of 100% of base salary.

•
Executives are entitled to participate in such health and other group insurance and other employee benefit plans and programs of BakerCorp as in effect from time to time on the same basis as other senior executives.

•	Reimbursement of reasonable counsel fees incurred in connection with the negotiation and documentation of the employment agreement and related documents.

•
Executive is required to abide by perpetual restrictive covenants relating to non-disclosure of confidential information and non-disparagement. In addition, during employment and for two years following termination of employment for any reason, Mr. Aronoff is subject to covenants that prohibit (i) solicitation of customers and supplies of the Company and its subsidiaries and (ii) solicitation or hiring of certain employees of the Company and its subsidiaries. Mr. Craycraft is subject to covenants that prohibit (i) competition with the Company and its subsidiaries, (ii) solicitation of customers and suppliers of the Company and its subsidiaries and (iii) solicitation of hiring of certain employees of the Company and its subsidiaries, which apply during employment and for one year following termination of employment.

•
The Employment Agreements provide for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under the heading "Potential Payments Upon Termination or Change in Control."

The Igata Letter Agreements generally provide for Mr. Igata to receive an annual base salary, subject to annual review, which is currently $240,000 and an annual incentive bonus target, which is currently 100% of his base salary. In addition, the Igata Letter Agreements provide for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under the heading "Potential Payments Upon Termination or Change in Control."
Annual Incentive Awards
Each named executive officer is eligible to receive an annual cash incentive award. While in previous years, this annual incentive award was generally determined pursuant to a written incentive plan, consistent with FY 2015, for FY 2016 the annual incentive awards were determined in the discretion of the Compensation Committee of the Board of Directors, based on its assessment of the executive’s performance. This allows the Compensation Committee of the Board of Directors greater flexibility to align the executive officers’ pay with a broader definition of financial and business results which impact overall Company performance. In determining the executive officers’ annual incentive awards for FY 2016, the Compensation Committee of the Board of Directors considered the Company’s financial achievement during FY 2016 as well the applicable executive officer’s performance related to improving safety performance, driving key growth, and cash generation improvement initiatives. Based on the Compensation Committee of the Board of Director’s evaluation of these elements, each of the named executive officers was paid a bonus equal to 62% of his target bonus for FY 2016.

Equity Incentive Awards
The Company sponsors and operates the 2011 Plan, which is currently the Company’s primary plan for making equity-based compensation awards. Each of the named executive officers have previously received stock option awards pursuant to the 2011 Plan and entered into related option agreements. Mr. Craycraft received a stock option grant in connection with the commencement of his employment in September 2013. Mr. Aronoff received three separate stock option grants, one in connection with the commencement of his employment in July 2012, one in March 2013 to address disparities in pay equality among the Company’s executive officers and one in connection with his promotion to Chief Operating Officer and Chief Financial Officer in January 2014. Mr. Igata received stock option grants in 2011 in connection with the Transaction and in March 2014 in connection with his promotion to Senior Vice President. The stock options were granted to the named executive officers, as well as our other senior managers and key employees, to serve as meaningful retention awards and also to provide the executives with a substantial incentive related to the Company’s future long-term growth.
During the fourth quarter of fiscal year 2016, the Company completed the Option Exchange Offer pursuant to which most individuals with outstanding stock options, including the named executive offers and non-employee directors exchanged, on a grant-by-grant basis, their eligible outstanding stock options with varying exercise prices, for new stock options with an exercise price of $85.00 per share. The new exercise price is equal to the value of a share of the Company's Common Stock at the end of the quarter preceding the effective date of the Option Exchange Offer. Each modified stock option has a maximum term that is equal to the remaining term of the corresponding original option. In addition, for each modified option, the Compensation Committee re-set the number of shares that may be purchased upon exercise of the option based on, generally, the option holder's position and duties, among other factors. The Compensation Committee effectuated the Option Exchange Offer to realign the value of the adjusted options with their intended purpose to retain and further motivate the holders of the options to continue their ongoing efforts on behalf of the Company.
Prior to the Option Exchange Offer, the stock option grant made to Mr. Craycraft was separated into six tranches, with the options in each tranche having identical terms other than exercise price. Approximately 5.56% of the total options granted to Mr. Craycraft have an exercise price of $125 (which was fair market value on the date of grant), approximately 5.56% of the total options granted to Mr. Craycraft have an exercise price of $150, approximately 11.10% of the total options granted to Mr. Craycraft have an exercise price of $175, approximately 16.67% of the total options granted to Mr. Craycraft have an exercise price of $225, approximately 16.67% of the total options granted to Mr. Craycraft have an exercise price of $275 and approximately 44.44% of the total options granted to Mr. Craycraft have an exercise price of $300. The options with exercise prices above $125 are premium priced options. These stock options become fully vested and exercisable only in the event of a Change in Control, subject to Mr. Craycraft’s continued employment at such time and any vested stock options had to be exercised prior to the 90th day following the Change in Control. In connection with the Option Exchange Offer, in addition to the change in the exercise price and number of shares underlying the stock options, vesting terms of the stock options held by Mr. Craycraft were amended so that vesting would occur not only upon a Change in Control but also in the event of an IPO of the Company Common Stock. In addition, as part of the updated terms, conditions regarding the exercise of vested options within 90 days of a Change in Control were also removed. Both before and after the Option Exchange Offer, the terms of the stock options also state that following a termination of employment for any reason, the stock options, to the extent they remain unvested, terminate immediately.
Prior to the Option Exchange Offer, the stock option grants made to Mr. Aronoff and Mr. Igata were separated into three tranches, with the options in each tranche having identical terms other than exercise price, where one-half of the total options granted to each of the named executive officers have an exercise price equal to the fair market value of a share of Company common stock on the date of grant (equal to (i) $100 per share for options granted in June 2011; (ii) $137 per share for options granted in July 2012; (iii) $140 per share for options granted in March 2013; (iv) $110 per share for options granted in January 2014, and (iv) $97 per share for options granted in March 2014), one-quarter have an exercise price of $200 per share and one-quarter have an exercise price of $300 per share. The options with exercise prices of $200 and $300 are premium priced options. These stock options are scheduled to become vested in 5% installments on each of the first twenty quarterly anniversaries of the date of grant, provided that the executives continue to serve as employees of the Company or one of its subsidiaries on each such date, and subject to accelerated vesting under certain circumstances including becoming fully vested and exercisable in the event of a Change in Control. In connection with the Option Exchange Offer, the exercise price and number of underlying shares of common stock were adjusted and the vesting terms of the stock options were modified such that all stock options held by Mr. Aronoff and Mr. Igata will only vest upon the occurrence of a Change in Control or an IPO of the Company Common Stock, subject to Mr. Aronoff or Mr. Igata being an employee on such vesting date. Following a termination of employment for any reason, the stock options, to the extent they remain vested, terminate immediately.

Dividend equivalent rights were also granted to the named executive officers in respect of the stock options granted pursuant to the 2011 Plan, which will be paid in respect of vested options and, to the extent options are not vested, will be held by the Company until vesting occurs. Subject to certain exceptions, the stock option agreements for the named executive officers contain certain restrictions with respect to disclosure of confidential information, competition with the Company and its subsidiaries, solicitation of customers and suppliers, solicitation and hiring of certain employees, and disparagement, each of which applies until the date the stock options have been fully exercised or have expired.
Following the Transaction, equity-based grants are generally made only with respect to new hires and promotions and, on a case by case basis, to address disparities in pay equality among the Company’s executive officers.

Below is a summary of the options granted to our named executive officers as of January 31, 2016:

Name	Number of Securities Underlying Options Exercisable	Number of Securities Underlying Options Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Robert Craycraft	—	225,000	85.00	9/12/23
Raymond Aronoff	—	37,275	85.00	7/31/22
	—	22,187	85.00	3/12/23
	—	29,288	85.00	1/16/24
David Igata	—	22,500	85.00	6/29/21
	—	15,000	85.00	3/25/24

(1)
These stock options were granted pursuant to the 2011 Plan and reflect the holdings of each Named Executive Officer after giving effect to the Option Exchange Offer, as described above. Each of the outstanding options will become fully vested and exercisable only upon a Change in Control or an IPO of the Company's common stock subject, in each case, to the executive's continued employment at the time of such Change in Control or IPO.

Retirement Benefit Programs
We offer our executive officers who reside and work in the United States, including our named executive officers, retirement and certain other benefits, including participation in the Company’s 401(k) Plan (the “401(k) Plan”) in the same manner as other employees. Pursuant to the 401(k) Plan, executive officers are eligible to receive, at the discretion of the Company, matching contribution and/or profit sharing contributions. No profit sharing contributions under the 401(k) Plan were made in FY 2016.

Potential Payments Upon Termination or Change in Control
Pursuant to the Employment Agreements, Igata Letter Agreements and equity award agreements, as applicable, each of our named executive officers would be entitled to receive certain payments and benefits in connection with certain terminations of employment or upon a Change in Control of the Company.
Employment Agreements
Voluntary Resignation without Good Reason or Termination by Company for Cause
Pursuant to the Executive Agreements, in the event that Mr. Craycraft or Mr. Aronoff resigns without good reason (as defined in the Employment Agreements) or are terminated for cause (as defined in the Employment Agreements), they would only be entitled to receive payment of any base salary accrued but not paid prior to the date of termination, vested benefits to the extent provided under the terms of applicable benefit plans and any unreimbursed expenses (the “Accrued Amounts”).

Termination without Cause or Resignation for Good Reason
Pursuant to the Executive Agreements, in the event that the employment of Mr. Craycraft or Mr. Aronoff is terminated without cause (as defined in the Employment Agreements), or upon the executives’ resignation for good reason (as defined in the Employment Agreements), they would receive the following payments and benefits:

i.	any Accrued Amounts;

ii.
(X) with respect to Mr. Aronoff, a pro-rata target bonus for the year in which termination occurs (“Pro-Rata Target Bonus”) and (Y) with respect to Mr. Craycraft, a pro-rata bonus for the year in which termination occurs, equal to the actual annual bonus (as defined in Mr. Craycraft’s Executive Agreement) that Mr. Craycraft would have been entitled to receive had his employment not been terminated, based on the performance of BakerCorp for the full year (“Craycraft Pro-Rata Bonus”);

iii.
(X) with respect to Mr. Aronoff, a payment each month equal to one-twelfth of the sum of his (a) base salary plus (b) target annual bonus for 12 months following termination for Mr. Aronoff and (Y) with respect to Mr. Craycraft, a payment each month equal to one-twelfth of the base salary for 12 months following his termination (amounts paid pursuant to this paragraph, the “Severance Payments”); and

iv.
continuation of health benefits for 12 months following termination for Messrs. Aronoff and Craycraft or, if earlier, until they cease to be eligible for COBRA continuation coverage; provided that BakerCorp is only obligated to pay for such health coverage to the extent it was paying prior to the termination of employment and such coverage shall be credited against the COBRA continuation period.

The Severance Payments will commence to be paid within 30 days following the termination date provided the executives execute, deliver and do not revoke a general release of claims within such 30-day period. For Mr. Aronoff, in the event that such qualifying termination occurs within one year following a Change in Control (as defined in the agreements), the aggregate value of the Severance Payments will be paid in a lump sum. With respect to Mr. Craycraft, in the event that such qualifying termination occurs within one year following a Change in Control, Mr. Craycraft shall receive his target annual bonus opportunity (as such term is defined in Mr. Craycraft’s Executive Agreement) for the year of termination rather than the Craycraft Pro-Rata Bonus.
Death or Disability
Pursuant to the Executive Agreements, in the event that the employment of Mr. Craycraft or Mr. Aronoff is terminated by reason of death or disability, in addition to the Accrued Amounts, they would receive a Pro-Rata Target Bonus.
Igata Letter Agreements
Pursuant to the Igata Letter Agreements, Mr. Igata would become entitled to the following severance benefits in certain termination of employment circumstances, as follows:

•
In the event he resigns without good reason (as defined in the Igata Letter Agreements), Mr. Igata becomes entitled to payment of his then current base salary and any unused vacation pay accrued through the date of resignation, provided that certain notice requirements are satisfied.

•	In the event he is terminated for cause (as defined in the Igata Letter Agreements), Mr. Igata becomes entitled to payment of his then current base salary through the date of termination.

•
In the event his employment is terminated without cause (as defined in the Igata Letter Agreements), or upon his resignation for good reason (as defined in the Igata Letter Agreements), Mr. Igata becomes entitled to payment of any unused vacation pay accrued through the date of termination, plus, assuming certain notice requirements are satisfied, payment of six months of his then current base salary, and up to six months of continued health benefits (subject to earlier termination of such benefit in the event Mr. Igata obtains health coverage from a new employer); and provided that BakerCorp is only obligated to pay for such health coverage to the extent it was paying prior to the termination of employment and such coverage shall be credited against the COBRA continuation period.

•
In the event of his death or disability, Mr. Igata (or his estate) becomes entitled to payment of his then current base salary and any unused vacation pay accrued through the end of the month in which the termination date occurred.

Change in Control
In the event of a Change in Control, all outstanding stock options granted to the named executive officers pursuant to the 2011 Plan would become fully vested and exercisable.

Compensation of Directors
In connection with the Transaction, two independent directors were appointed-Philip Green and Gerard Holthaus. For service during FY 2016, Mr. Green received an annual fee of $250,000 (which included a fee for his service as chairman) and Mr. Holthaus received an annual fee of $75,000 (which included a fee for his service as chairman of the Audit Committee). Annual fees are paid to the independent directors on a quarterly basis. None of our other directors receive annual fees for their service. All directors are reimbursed for travel expenses and other out-of-pocket costs incurred in connection with their attendance at meetings.

Name (1)	Cash Fees ($)	Total ($)
Philip Green	250,000	250,000
Gerard Holthaus	75,000	75,000

(1)
Mr. Holthaus and Mr. Green each participated in the Option Exchange Offer. Prior to the effectiveness of the Option Exchange Offer, Mr. Green held a total of 15,333 options in respect of Company common stock, granted in FY 2012 and Mr. Holthaus held a total of 11,200 options in respect of Company common stock, 2,000 of which were granted in FY 2014 and the balance were granted in FY 2012. All options were granted pursuant to the 2011 Plan. With respect to the options granted to Messrs. Green and Holthaus in FY 2012, one-half have an exercise price of $100 per share, one-quarter have an exercise price of $200 per share and one-quarter have an exercise price of $300 per share. With respect to the options granted to Mr. Holthaus in FY 2014, one-half have an exercise price of $110 per share, one-quarter have an exercise price of $200 per share and one-quarter have an exercise price of $300 per share. These stock options were scheduled to become vested in 5% installments on each of the first twenty quarterly anniversaries of June 29, 2011 or January 16, 2014, as applicable, provided that the directors continue in service on each such date. Following the Option Exchange Offer, as of the end of FY 2016, Mr. Green holds an option to purchase 6,142 shares of Company common stock and Mr. Holthaus holds an option to purchase 12,285 shares of Company common stock. The options have an exercise price of $85.00 and vest only in the event of a Change in Control or upon an IPO of the common stock, subject to the directors serving as a director at such time.

Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee has ever been one of our officers or employees. In addition, during FY 2016, none of our executive officers served as a member of a compensation committee or board of directors of an entity that had an executive officer serving as a member of our Board of Directors.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 8, 2016, certain information regarding the beneficial ownership of the equity securities of BakerCorp International, Inc. by:

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

Unless otherwise specified, each beneficial owner has sole voting power and sole investment power over the capital stock indicated. Applicable percentage ownership in the following table is based on 3,886,935 shares of common stock outstanding as of April 8, 2016. Unless otherwise specified, the address of each beneficial owner is c/o 7800 N. Dallas Parkway, Suite 500, Plano, TX 75024.

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

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent
BCI Holdings (1)	3,886,935	100%
Permira IV Continuing L.P. 1 (2)(3)	1,069,397	27.5%
Permira IV Continuing L.P. 2 (2)(4)	2,559,520	65.8%
Permira Investments Limited (2)(5)	87,409	2.2%
P4 Co-Investment L.P. (2)(6) 320 Park Avenue, 33rd Fl. New York, NY 10022	24,814	*
Robert Craycraft (7)	—	*
Raymond Aronoff (8)	—	*
Melanie Berman (9)	—	*
David F. Haas (10)	16,074	*
Amy M. Paul (11)	5,828	*
Les Fry (12)	—	*
Carla Rolinc (13)	—	*
David Igata (14)	5,440	*
Philip Green (15)	5,000	*
Gerard Holthaus (16)	5,000	*
Richard Carey (17)	—	*
John Coyle (17)	—	*
Henry Minello (17)	—	*
All directors and executive officers, as a group (13 persons) (7)-(17)	37,342	1.0%

*	Less than 1%.

(1)	BCI Holdings is a holding company owning one hundred percent of the outstanding stock of BakerCorp International, Inc.

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

(7)
Mr. Craycraft owns no shares of common stock of BCI Holdings directly. Mr. Craycraft owns options to purchase 225,000 shares of BCI Holdings’ common stock, granted on September 12, 2013. The stock options become fully vested and exercisable only upon the consummation of a Change in Control or IPO and only if the CEO remains employed at that time. The stock options expire after 10 years from the date of grant. Upon any termination of employment, any unvested options terminate immediately.

(8)
Mr. Aronoff owns no shares of common stock of BCI Holdings directly. Mr. Aronoff owns options to purchase 37,275 shares, 22,187 shares, and 29,288 shares of BCI Holdings’ common stock, granted on July 31, 2012, March 12, 2013, and January 16, 2014, respectively. The stock options become fully vested and exercisable only upon the consummation of a Change in Control or IPO and only if Mr. Aronoff remains employed at that time. The stock options expire after 10 years from the date of grant. Upon any termination of employment, any unvested options terminate immediately.

(9)
Ms. Berman owns no shares of common stock of BCI Holdings directly. Ms. Berman owns options to purchase 25,000 shares of BCI Holdings’ common stock, granted on July 14, 2014. The stock options become fully vested and exercisable only upon the consummation of a Change in Control or IPO and only if Ms. Berman remains employed at that time. The stock options expire after 10 years from the date of grant. Upon any termination of employment, any unvested options terminate immediately.

(10)
Mr. Haas owns options to purchase 15,295 shares of BCI Holdings’ common stock, which are fully vested and exercisable, including 11,656 options at an exercise price of $42.86 and 3,639 shares at an exercise price of $19.44. Mr. Haas also owns 779 shares of BCI Holdings’ common stock. Mr. Haas owns options to purchase 37,500 shares of BCI Holdings’ common stock, granted in connection with the Transaction on June 29, 2011. The stock options become fully vested and exercisable only upon the consummation of a Change in Control or IPO and only if Mr. Haas remains employed at that time. The stock options expire after 10 years from the date of grant. Upon any termination of employment, any unvested options terminate immediately.

(11)
Ms. Paul owns no shares of common stock of BCI Holdings directly. Ms. Paul owns options to purchase 5,828 shares of BCI Holdings’ common stock at an exercise price of $19.44, which are fully vested and exercisable. Ms. Paul also owns options to purchase 25,000 shares of BCI Holdings’ common stock, granted in connection with the Transaction on June 29, 2011. The stock options become fully vested and exercisable only upon the consummation of a Change in Control or IPO and only if Ms. Paul remains employed at that time. The stock options expire after 10 years from the date of grant. Upon any termination of employment, any unvested options terminate immediately.

(12)
Mr. Fry owns no shares of common stock of BCI Holdings directly. Mr. Fry owns options to purchase 37,500 shares of BCI Holdings’ common stock, granted on January 29, 2016. The stock options become fully vested and exercisable only upon the consummation of a Change in Control or IPO and only if Mr. Fry remains employed at that time. The stock options expire after 10 years from the date of grant. Upon any termination of employment, any unvested options terminate immediately.

(13)
Ms. Rolinc owns no shares of common stock of BCI Holdings directly. Ms. Rolinc owns options to purchase 25,000 shares of BCI Holdings’ common stock, granted on March 25, 2014. The stock options become fully vested and exercisable only upon the consummation of a Change in Control or IPO and only if Ms. Rolinc remains employed at that time. The stock options expire after 10 years from the date of grant. Upon any termination of employment, any unvested options terminate immediately.

(14)
Mr. Igata owns options to purchase 4,181 shares of BCI Holdings’ common stock, which are fully vested and exercisable, including 2,504 options at an exercise price of $42.86 and 1,667 shares at an exercise price of $19.44. Mr. Igata also owns 1,259 shares of BCI Holdings’ common stock. Mr. Igata also owns options to purchase 22,500 shares of BCI Holdings’ common stock, granted in connection with the Transaction on June 29, 2011, and options to purchase 15,000 additional shares of BCI Holdings’ common stock, granted on March 25, 2014. These options become fully vested and exercisable only upon the consummation of a Change in Control or IPO and only if Mr. Igata remains employed at that time. The stock options expire after 10 years from the date of grant. Upon any termination of employment, any unvested options terminate immediately.

(15)
Mr. Green serves as a non-employee director of BakerCorp International, Inc. Mr. Green owns 5,000 shares of BCI Holdings’ common stock. Mr. Green also owns options to purchase 6,142 shares of BCI Holdings’ common stock, granted in connection with the Transaction on June 1, 2011. These options become fully vested and exercisable only upon the consummation of a Change in Control or IPO and only if Mr. Green remains employed at that time. The stock options expire after 10 years from the date of grant. Upon any termination of relationship, any unvested options terminate immediately.

(16)
Mr. Holthaus serves as a non-employee director of BakerCorp International, Inc. Mr. Holthaus owns 5,000 shares of BCI Holdings’ common stock. Mr. Holthaus also owns options to purchase 10,074 shares of BCI Holdings’ common stock, granted in connection with the Transaction on June 1, 2011, and options to purchase 2,211 additional shares of BCI Holdings’ common stock, granted on January 16, 2014. These options become fully vested and exercisable only upon the consummation of a Change in Control or IPO and only if Mr. Holthaus remains employed at that time. The stock options expire after 10 years from the date of grant. Upon any termination of relationship, any unvested options terminate immediately.

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

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
Ernst & Young audited our consolidated financial statements for the fiscal years ended January 31, 2016 and January 31, 2015. The fees billed to us by Ernst & Young during the last two fiscal years for the indicated services were as follows:

	Fiscal Year Ended
(in thousands)	January 31, 2016	January 31, 2015
Audit fees	$993	$858
Audit-related fees	—	—
Tax fees	363	473
All other fees	—	—
Total	$1,356	$1,331

Audit fees—These fees are for professional services performed by Ernst & Young for the audit of our annual financial statements, review of financial statements included in our quarterly filings and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees—These fees are for assurance and related services performed by Ernst & Young that are reasonably related to the performance of the audit or review of our financial statements. This includes employee benefit plan audits, due diligence related to mergers and acquisitions and consultations concerning financial accounting and reporting standards.

Tax fees—These fees are for professional services performed by Ernst & Young with respect to tax compliance, tax advice and tax planning. This includes assistance regarding federal, state and international tax compliance, return preparation, tax audits and tax work stemming from “Audit-Related” items.

All other fees—These fees are for other permissible work performed by Ernst & Young that does not meet the above category descriptions.

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

BAKERCORP INTERNATIONAL, INC.

Date:	April 19, 2016

		By:	/s/ Robert Craycraft
Robert Craycraft
President and Chief Executive Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ Robert Craycraft	President, Chief Executive Officer, Director	April 19, 2016
Robert Craycraft	(Principal Executive Officer)

/S/ Raymond Aronoff	Chief Operating Officer, Chief Financial Officer	April 19, 2016
Raymond Aronoff	(Principal Financial Officer and Principal Accounting Officer)

/S/ Philip Green	Non-Executive Chairman, Director	April 19, 2016
Philip Green

/S/ Gerard Holthaus	Director	April 19, 2016
Gerard Holthaus

/S/ Richard Carey	Director	April 19, 2016
Richard Carey

/S/ John Coyle	Director	April 19, 2016
John Coyle

/S/ Henry Minello	Director	April 19, 2016
Henry Minello

EXHIBIT INDEX

Exhibit Number	Description
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

10.15	Employment Agreement, dated as of June 5, 2014 by and between BakerCorp and Melanie Barth
10.16	Employment Agreement, dated as of September 17, 2015 by and between BakerCorp and Les Fry
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document