Form 10-Q
period 2016-04-30
BakerCorp International, Inc.
filed 2016-06-14
CIK 1550377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
 FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no public market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, par value $0.01 per share, outstanding on June 5, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	April 30, 2016	January 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,775	$44,754
Accounts receivable, net of allowance for doubtful accounts of $4,426 and $4,502, respectively)	60,212	62,420
Inventories, net	3,127	7,435
Prepaid expenses and other assets	4,867	4,800
Total current assets	101,981	119,409
Property and equipment, net	343,165	336,635
Goodwill	85,505	148,997
Other intangible assets, net	367,989	389,345
Other assets	7,008	708
Total assets	$905,648	$995,094
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$16,890	$18,727
Accrued expenses	23,390	23,969
Current portion of long-term debt (net of deferred financing costs of $2,951 and $2,914, respectively)	1,212	1,248
Total current liabilities	41,492	43,944
Long-term debt, (net of deferred financing costs of $5,980 and $6,725, respectively)	635,719	636,016
Deferred tax liabilities	123,334	144,090
Fair value of interest rate swap liabilities	476	951
Share-based compensation liability	87	736
Other long-term liabilities	1,800	1,909
Total liabilities	802,908	827,646
Commitments and contingencies	—	—
Shareholder’s equity:
Common stock, $0.01 par value; 100,000 shares authorized; 100 shares issued and outstanding as of April 30, 2016 and January 31, 2016	—	—
Additional paid-in capital	392,517	392,142
Accumulated other comprehensive loss	(32,937)	(39,667)
Accumulated deficit	(256,840)	(185,027)
Total shareholder’s equity	102,740	167,448
Total liabilities and shareholder’s equity	$905,648	$995,094

See Accompanying Notes to the Condensed Consolidated Financial Statements.

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(In thousands)

	Three Months Ended April 30,
	2016	2015
Revenue:
Rental revenue	$52,321	$61,853
Sales revenue	4,934	4,943
Service revenue	7,777	11,973
Total revenue	65,032	78,769
Operating expenses:
Employee related expenses	24,690	31,264
Rental expenses	7,510	10,460
Repair and maintenance	2,313	2,954
Cost of goods sold	3,062	2,985
Facility expenses	6,956	7,428
Professional fees	954	874
Management fees	138	140
Other operating expenses	3,584	4,198
Depreciation and amortization	15,109	16,319
Gain on sale of equipment	(658)	(521)
Impairment of goodwill and other intangible assets	84,046	—
Impairment of long-lived assets	—	319
Total operating expenses	147,704	76,420
(Loss) income from operations	(82,672)	2,349
Other expenses:
Interest expense, net	10,523	10,471
Foreign currency exchange gain, net	(493)	(660)
Total other expenses, net	10,030	9,811
Loss before income tax benefit	(92,702)	(7,462)
Income tax benefit	(20,889)	(2,838)
Net loss	$(71,813)	$(4,624)

See Accompanying Notes to the Condensed Consolidated Financial Statements.

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(In thousands)

	Three Months Ended April 30,
	2016	2015
Net loss	$(71,813)	$(4,624)
Other comprehensive income (loss), net of tax
Unrealized gain on interest rate swap agreements, net of tax expense of $181 and $156, respectively	294	250
Change in foreign currency translation adjustments	6,436	(229)
Other comprehensive income	6,730	21
Total comprehensive loss	$(65,083)	$(4,603)

See Accompanying Notes to the Condensed Consolidated Financial Statements.

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended April 30,
	2016	2015
Operating activities
Net loss	$(71,813)	$(4,624)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	312	245
Provision for excess and obsolete inventory, net	—	30
Share-based compensation	(272)	388
Gain on sale of equipment	(658)	(521)
Depreciation and amortization	15,109	16,319
Amortization of deferred financing costs	707	665
Deferred income taxes	(21,308)	(2,560)
Amortization of above-market lease	(38)	(140)
Impairment of goodwill and other intangible assets	84,046	—
Impairment of long-lived assets	—	319
Changes in assets and liabilities:
Accounts receivable	2,417	819
Inventories	4,319	(2,012)
Prepaid expenses and other assets	(111)	612
Accounts payable and other liabilities	(2,755)	1,615
Net cash provided by operating activities	9,955	11,155
Investing activities
Purchases of property and equipment	(21,140)	(7,385)
Proceeds from sale of equipment	1,287	834
Net cash used in investing activities	(19,853)	(6,551)
Financing activities
Repayment of long-term debt	(1,041)	(1,041)
Net cash used in financing activities	(1,041)	(1,041)
Effect of foreign currency translation on cash	(40)	(577)
Net increase (decrease) in cash and cash equivalents	(10,979)	2,986
Cash and cash equivalents, beginning of period	44,754	18,665
Cash and cash equivalents, end of period	$33,775	$21,651

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4,920	$4,917
Income taxes	$855	$589

See Accompanying Notes to the Condensed Consolidated Financial Statements.

BakerCorp International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1. Organization, Description of Business, and Basis of Presentation
We are a provider of liquid and solid containment solutions, operating within a specialty sector of the broader industrial services industry. Our revenue is generated by providing rental equipment, customized solutions, and various services to our customers. We provide a wide variety of steel and polyethylene temporary storage tanks, roll-off containers, pumps, filtration, pipes, hoses and fittings, shoring, and related products to a broad range of customers for a variety of applications. Tank and roll-off container applications include the storage of water, chemicals, waste streams, and solid waste. Pump applications include the pumping of groundwater, municipal waste, and other fluids. Filtration applications include the separation of various solids from liquids. We serve a variety of industries, including industrial and environmental remediation, refining, environmental services, construction, chemicals, transportation, power, municipal works, and oil and gas. We have branches within 23 states in the United States as well as branches in Canada, France, Germany, the Netherlands, and the United Kingdom. For reporting purposes, a branch is defined as a location with at least one employee. As used herein, the terms “Company,” “we,” “us,” and “our” refer to BakerCorp International, Inc. and its subsidiaries, unless the context indicates to the contrary.

Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended January 31, 2016, included in our 2016 Annual Report on Form 10-K filed with the SEC on April 20, 2016, referred to as our 2016 Annual Report. Certain prior-period amounts have been reclassified to conform to the current financial presentation.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three months ended April 30, 2016 are not necessarily indicative of the results to be expected for future quarters or the full year.

Principles of Consolidation
The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions with our subsidiaries have been eliminated.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, judgments, and assumptions, including those related to revenue recognition, allowances for doubtful accounts, inventory valuation, customer rebates, sales returns and allowances, medical insurance claims, litigation accruals, impairment of long-lived assets, intangible assets and goodwill, depreciation, contingencies, income taxes, share-based compensation (expense and liability) and derivatives. Our estimates, judgments, and assumptions are based on historical experience, future expectations, and other factors which we believe to be reasonable. Actual results could materially differ from those estimates.

Note 2. Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU No. 2015-05”). ASU No. 2015-05 amends ASC 350, “Intangibles - Goodwill and Other.” The amendments provide guidance as to whether a cloud computing arrangement includes a software license and, based on that determination, how to account for such arrangements. The amendments may be applied on either a prospective or retrospective basis. Under prospective transition, the update would be applied to all arrangements entered into or materially modified after the transition date. The provisions are effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 31, 2016. Early adoption is permitted. We adopted this standard beginning February 1, 2016 on a prospective basis. There was no financial statement impact of adopting ASU 2015-05 during the three months ended April 30, 2016.
In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”). ASU No. 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The update requires retrospective application and represents a change in accounting principle. ASU 2015-03 does not specifically address requirements for the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. In August 2015, the FASB issued ASU 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” clarifying that debt issuance costs related to line-of-credit arrangements could be presented as an asset and amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The standard is effective for nonpublic entities for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. We adopted ASU 2015-03 and ASU 2015-15 beginning February 1, 2016 on a retrospective basis and elected to classify debt issuance costs including those related to line-of-credit arrangements as a direct reduction from the debt liability. The impact of retrospectively adopting the above guidance as of January 31, 2016 was a reduction of our total assets and liabilities as follows:

	January 31, 2016
(in thousands)	Previously Reported	Simplifying the Presentation of Debt Issuance Costs	Currently Reported
Prepaid expenses and other current assets	5,018	(218)	4,800
Total current assets	119,627	(218)	119,409
Deferred financing costs, net	417	(417)	—
Total assets	995,729	(635)	995,094
Current portion of long-term debt	1,466	(218)	1,248
Total current liabilities	44,162	(218)	43,944
Long-term debt, net of current portion	636,433	(417)	636,016
Total liabilities	828,281	(635)	827,646
Total liabilities and shareholder’s equity	995,729	(635)	995,094
As a result of adopting ASU 2015-03 and ASU 2015-15, “Deferred financing costs, net” are no longer separately classified within total assets on our condensed consolidated balance sheet.
Recently Issued Accounting Pronouncements
In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). ASU 2016-12 provides clarification to Topic 606 on how to assess collectibility, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. In addition, ASU 2016-12 clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. The standard is effective for non-public entities for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the impact the adoption of ASU 2016-12 will have on our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 simplifies the guidance surrounding the identification of performance obligations and improves the implementation guidance on identifying licensing arrangements within customer contracts. The standard is effective for non-public entities for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the impact the adoption of ASU 2016-10 will have on our consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" ("ASU 2016-08"). The amendments in ASU 2016-08 affect the guidance in ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2016-08 applies when a third party is involved in providing goods or services to a customer. In such circumstance, ASU 2016-08 requires an entity to determine whether the nature of its promise is to provide the specified good or service itself to the customer (that is, the entity is a principal) or to arrange for that good or service to be provided by the third party to the customer (that is, the entity is an agent for the third party). If the entity is a principal, upon satisfying a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. If the entity is an agent, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the third party. The standard is effective for non-public entities for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the impact the adoption of ASU 2016-08 will have on our consolidated financial statements.
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

Note 3. Changes in Accumulated Other Comprehensive Loss
The following table includes the components of accumulated other comprehensive loss, net of tax, for the three months ended April 30, 2016:

(In thousands)	Unrealized Loss on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Balance at January 31, 2016	$(586)	$(39,081)	$(39,667)
Other comprehensive income before reclassifications	294	6,436	6,730
Net other comprehensive income	294	6,436	6,730
Balance at April 30, 2016	$(292)	$(32,645)	$(32,937)
(1)     Unrealized income on interest rate swap agreements is net of tax expense of $181 for the three months ended April 30, 2016.

The following table includes the components of accumulated other comprehensive loss, net of tax, for the three months ended April 30, 2015:

(In thousands)	Unrealized Loss on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Balance at January 31, 2015	$(1,676)	$(34,098)	$(35,774)
Other comprehensive income (loss) before reclassifications	250	(229)	21
Net other comprehensive income (loss)	250	(229)	21
Balance at April 30, 2015	$(1,426)	$(34,327)	$(35,753)
(1)     Unrealized income on interest rate swap agreements is net of tax expense of $156 for the three months ended April 30, 2015.

Note 4. Inventories, Net
Inventories, net consist of the following:

(In thousands)	April 30, 2016	January 31, 2016
Finished goods	$2,510	$3,075
Work-in-process	544	1,018
Components	873	4,142
Less: inventory reserve	(800)	(800)
Inventories, net	$3,127	$7,435

Note 5. Property and Equipment, Net

Property and equipment, net consist of the following on April 30, 2016:

(In thousands)	Cost	Accumulated Depreciation	Net Carrying Amount
Assets held for rent:
Spill protection berms	$3,598	$(2,456)	$1,142
Boxes	30,041	(12,950)	17,091
Filtration	12,520	(5,575)	6,945
Generators and light towers	439	(226)	213
Pipes, hoses and fittings	13,505	(9,947)	3,558
Non-steel containment	10,564	(4,764)	5,800
Pumps	55,981	(32,318)	23,663
Shoring	4,031	(3,033)	998
Steel containment	333,435	(80,559)	252,876
Tank trailers	1,817	(1,582)	235
Construction in progress	5,506	—	5,506
Total assets held for rent	471,437	(153,410)	318,027
Assets held for use:
Leasehold improvements	3,545	(2,229)	1,316
Machinery and equipment	41,723	(26,719)	15,004
Office furniture and equipment	4,997	(3,661)	1,336
Software	11,986	(6,718)	5,268
Construction in progress	2,214	—	2,214
Total assets held for use	64,465	(39,327)	25,138
Total	$535,902	$(192,737)	$343,165

Property and equipment, net consisted of the following on January 31, 2016:

(In thousands)	Cost	Accumulated Depreciation	Net Carrying Amount
Assets held for rent:
Spill protection berms	$4,705	$(3,718)	$987
Boxes	27,820	(12,361)	15,459
Filtration	11,419	(5,050)	6,369
Generators and light towers	375	(215)	160
Pipes, hoses and fittings	17,398	(13,876)	3,522
Non-steel containment	6,831	(2,093)	4,738
Pumps	55,067	(30,809)	24,258
Shoring	3,932	(2,918)	1,014
Steel containment	331,106	(76,804)	254,302
Tank trailers	1,817	(1,542)	275
Construction in progress	1,113	—	1,113
Total assets held for rent	461,583	(149,386)	312,197
Assets held for use:
Leasehold improvements	3,503	(2,147)	1,356
Machinery and equipment	40,239	(25,174)	15,065
Office furniture and equipment	4,864	(3,510)	1,354
Software	11,778	(6,149)	5,629
Construction in progress	1,034	—	1,034
Total assets held for use	61,418	(36,980)	24,438
Total	$523,001	$(186,366)	$336,635

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related carrying value of the asset to its estimated fair value.
Due to certain indicators of impairment identified during our interim impairment test of goodwill (see Note 6), we assessed our long-lived assets for impairment in North America. We tested the property and equipment for recoverability by comparing the sum of undiscounted cash flows to the carrying value of the North American reporting unit asset group and concluded there were no indicators of impairment.
Depreciation and amortization expense related to property and equipment for the three months ended April 30, 2016 and April 30, 2015 was $11.1 million and $12.2 million, respectively.

Note 6. Goodwill and Other Intangible Assets, Net

Goodwill

Goodwill by reportable segment and reporting units on April 30, 2016 and January 31, 2016 and the changes in the carrying amount of goodwill during the three months ended April 30, 2016 were the following:

(In thousands)	North America			Europe
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Balance at January 31, 2016	$257,052	(159,011)	98,041	$50,956	—	50,956
Impairments	—	(65,746)	(65,746)	—	—	—
Adjustments (1)	—	—	—	2,254	—	2,254
Balance at April 30, 2016	$257,052	(224,757)	32,295	$53,210	—	53,210

(1)	The adjustments to gross goodwill were the result of fluctuations in foreign currency exchange rates used to translate the balance into U.S. dollars.
We evaluate the carrying value of goodwill annually on November 1st of each fiscal year and more frequently if we believe indicators of impairment exist. In evaluating goodwill, a two-step goodwill impairment test is applied to each reporting unit. In the first step of the impairment test, we compare the estimated fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. We estimate the fair value of our reporting units based on income and market approaches. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured (the second step or “Step 2”). Any change in the assumptions input into the fair value model, which include market-driven assumptions, could result in future impairments.
During the three months ended April 30, 2016, we encountered a reduction in our operating results in comparison to our forecast, primarily due to greater weakness in upstream oil and gas than anticipated, slower rebound in our construction business, and the delay of capital projects by refinery and power plants which can be seen through our lower volume of work with industrial service customers. As a result of the recent decline in demand for our products and services, we re-assessed our revenue and EBITDA forecast beginning with fiscal year 2017 using a bottoms-up approach, having conversations with our key customers, and performing an analysis on current market conditions and industry spending behavior. Based on our assessment, we noted that despite the recent stabilization of oil prices during the first quarter of fiscal year 2017, there will be continued uncertainty in the energy market resulting in a slow down in capital spend. As a result, we updated our projections to reflect the decline in activity for the remainder of fiscal year 2017, adjusted our forecast for the outer years to maintain similar growth rates as our previous forecast, and performed the first step of the goodwill impairment test.
Under the first step of the impairment test, we determined the carrying value of the North American reporting unit exceeded fair value. For the European reporting unit, the fair value of the reporting unit exceeded the carrying value, suggesting no indication of potential goodwill impairment. We then performed the second step of the impairment test for the North American reporting unit and calculated the implied fair value of goodwill, which was less than its carrying value. Based on our preliminary analysis, we recorded a non-cash goodwill impairment charge of $65.7 million in our North American reporting unit. This impairment charge, which is included under the caption “Impairment of goodwill and other intangible assets” in our condensed consolidated statements of operations for the three months ended April 30, 2016, does not impact our operations, compliance with our debt covenants or our cash flows. No impairment charges were recorded for our European reporting unit.
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
Under the income approach, we estimate future capital expenditures required to maintain our rental fleet under normalized operations and utilize the following Level 3 estimates and assumptions in the discounted cash flow analysis:

•	Long-term EBITDA margin range of 25.8% to 30.5%, reflecting our historical and forecasted profit margins;

•	Long-term revenue growth rate range of 3.0% to 8.0% based on long-term nominal growth rate potential;

•	A discount rate of 10% based on our weighted average cost of capital;

Under the market approach, we used other significant observable market inputs including various peer company comparisons and industry transaction data, which resulted in revenue and EBITDA market multiples of 1.75x to 2.00x and 6.00x to 7.50x, respectively. In evaluating our market multiples, we placed higher consideration on peer companies that were experiencing similar oil and gas pressures. Changes in the estimates utilized under the income and market approaches could materially affect the determination of fair value and the conclusions of the step one analysis for the reporting unit.
The completion of Step 2 of the goodwill impairment test for our North American reporting unit is subject to the finalization of the fair value of property and equipment, other intangible assets, deferred taxes and leases which we expect to complete prior to filing our 2016 Quarterly Report on Form 10-Q for the three and six months ended July 31, 2016. We believe that the preliminary estimate of the goodwill impairment is reasonable and represents our best estimate as of the date thereof based on assumptions that are subject to inherent uncertainty. There can be no assurance that material adjustments to the preliminary estimate will not be required as Step 2 is finalized. Following the completion of Step 2, we will adjust our preliminary estimate, if necessary, and record any required adjustment in our condensed consolidated financial statements for the three and six months ended July 31, 2016.

Other Intangible Assets, Net
The components of other intangible assets, net were the following:

	April 30, 2016			January 31, 2016
(In thousands)	Gross (1)	Accumulated Amortization	Net	Gross (1)	Accumulated Amortization	Net
Carrying amount:
Customer relationships (25 years)	$401,593	$(78,980)	$322,613	$400,814	$(74,819)	$325,995
Customer backlog (2 years)	200	(200)	—	200	(200)	—
Developed technology (11 years)	1,649	(358)	1,291	1,639	(319)	1,320
Trade name (Indefinite)	44,085	—	44,085	62,030	—	62,030
Total carrying amount	$447,527	$(79,538)	$367,989	$464,683	$(75,338)	$389,345

(1)
$18.3 million of the total decrease in the gross intangible assets balance on April 30, 2016 compared to January 31, 2016 is due to the impairment charge recorded during the three months ended April 30, 2016 (see further details below). The decrease is partially offset by fluctuations in the foreign currency exchange rates used to translate foreign intangible asset balances into U.S. dollars.

We evaluate the carrying value of our indefinite-lived intangible asset (trade name) annually on November 1st of each fiscal year and more frequently if we believe indicators of impairment exist. To test our indefinite-lived intangible asset for impairment, we compare the fair value of our indefinite-lived intangible asset to its carrying value. We estimate the fair value using an income approach using the asset’s projected discounted cash flows. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than the carrying value.
We assess the impairment of definite-lived intangible assets whenever events or changes in circumstances indicate the carrying value may not be recoverable. The asset is impaired if its carrying value exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors. The impairment loss is the amount by which the carrying value of the asset exceeds its fair value. We estimate fair value utilizing the projected discounted cash flow method and a discount rate determined by our management to be commensurate with the risk inherent in our current business model. When calculating fair value, we must make assumptions regarding estimated future cash flows, discount rates and other factors.
Due to certain indicators of impairment identified during our April 30, 2016 interim impairment test of goodwill, we assessed our indefinite and definite-lived intangible assets for impairment. Based on our analysis, we preliminarily concluded that the carrying value of our indefinite-lived intangible asset (trade name) exceeded its fair value and recorded an impairment charge of $18.3 million in our North American reporting unit. This impairment charge, which is included under the caption “Impairment of goodwill and other intangible assets” in our condensed consolidated statements of operations for the three months ended April 30, 2016, does not impact our operations, compliance with our debt covenants or our cash flows. We estimated the fair value of our trade name using the relief-from-royalty method, which uses several significant assumptions, including an estimate of useful life and revenue projections that consider historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The following Level 3 estimates and assumptions were also used in the relief-from-royalty method:

•	Royalty rate of 1.5% based on market observed royalty rates; and

•	A discount rate of 12.0% based on the required rate of return for the trade name asset.

As of April 30, 2016, there was no impairment of our definite-lived intangible assets.
Amortization expense related to intangible assets for the three months ended April 30, 2016 and April 30, 2015 was $4.1 million and $4.1 million, respectively. Estimated amortization expense for the fiscal periods ending January 31 is as follows:

(In thousands)	Estimated Amortization Expense
Remainder of the fiscal year ending January 31, 2017	$12,161
2018	16,214
2019	16,214
2020	16,214
2021	16,214
Thereafter	246,887
Total	$323,904

Note 7. Accrued Expenses
Accrued expenses consist of the following:

(In thousands)	April 30, 2016	January 31, 2016
Accrued compensation	$8,126	$13,605
Accrued insurance	809	949
Accrued interest	8,254	3,351
Accrued professional fees	377	500
Accrued taxes	4,410	3,383
Other accrued expenses	1,414	2,181
Total accrued expenses	$23,390	$23,969

Note 8. Fair Value Measurements

Instruments Measured at Fair Value on a Recurring Basis
Instruments measured at fair value on a recurring basis are summarized below:

		April 30, 2016
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liabilities	$476	$—	$476	$—
Share-based compensation liability	87	—	—	87
Total	$563	$—	$476	$87

		January 31, 2016
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liabilities	$951	$—	$951	$—
Share-based compensation liability	736	—	—	736
Total	$1,687	$—	$951	$736

As discussed in Note 10, “Derivatives,” we had interest rate swap contracts with a total notional principal of $214.0 million outstanding on April 30, 2016. The fair value of interest rate swap contracts is calculated based on the fixed rate, notional principal, settlement date, present value of the future cash flows, terms of the agreement, and future floating interest rates as determined by a future interest rate yield curve. Our interest rate swap contracts are recorded at fair value utilizing Level 2 inputs such as trade data, broker/dealer quotes, observable market prices for similar securities, and other available data. Although readily observable data is utilized in the valuations, different valuation methodologies could have an effect on the estimated fair value. Accordingly, the inputs utilized to determine the fair value of the interest rate swap contracts are categorized as Level 2. During the three months ended April 30, 2016, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.

On April 30, 2016 and January 31, 2016, the weighted average fixed interest rate of our interest rate swap contracts were 2.1% and 2.1%, respectively, and the weighted average remaining life was 0.2 years and 0.5 years, respectively. Interest expense related to our interest rate swap contracts during the three months ended April 30, 2016 and April 30, 2015 was $0.5 million and $0.5 million, respectively.

Level 3 Valuations
When at least one significant valuation model assumption or input used to measure the fair value of financial assets or liabilities is unobservable in the market, they are deemed to be measured using Level 3 inputs. These Level 3 inputs may include pricing models, discounted cash flow methodologies or similar techniques where at least one significant model assumption or input is unobservable. We use Level 3 inputs to value our share-based compensation liability, which are based upon internal valuations, considering input from third parties, utilizing the following assumptions (See Note 12, “Stockholder's Equity”):

•
Current Common Stock Value - We operate as a privately-owned company, and our stock does not and has not been traded on a market or an exchange. As such, we estimate the value of BCI Holdings on a quarterly basis. If there have been no significant changes such as acquisitions, disposals, or loss of a major customer between our valuation analysis and the grant date of a stock option, we will continue to use that valuation. We determined the fair value of BCI Holdings common stock based on an analysis of the market approach and the income approach. Under the market approach, we estimated the fair value based on market multiples of EBITDA for comparable public companies.

•	Expected Volatility - Management determined that historical volatility of comparable publicly traded companies is the best indicator of our expected volatility and future stock price trends.

•	Expected Dividends - We historically have not paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend rate.

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

We determined that a +/-10% change in the above assumptions would not have a significant impact to our reported net loss for the three months ended April 30, 2016.

The following table provides a reconciliation of the beginning and ending balance of our share-based compensation liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Three Months Ended April 30, 2016
Level 3
(In thousands)	Share-based Compensation Liability
Beginning balance on January 31, 2016	$736
Total income included in operating expense	(649)
Balance at April 30, 2016	$87

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
Our long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes. The fair value of our long-term debt is estimated based on the latest sales price for similar instruments obtained from a third party (Level 2 inputs). On April 30, 2016 and January 31, 2016, the fair values of our senior notes and senior term loan were $193.8 million and $367.3 million, respectively, and $166.8 million and $341.8 million, respectively.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
We reduce the carrying amounts of our goodwill, intangible assets, and long-lived assets to fair value when held for sale or determined to be impaired. During the three months ended April 30, 2016, we encountered a reduction in our operating results in comparison to our forecast and, as such, re-assessed our revenue and EBITDA projections. This resulted in impairment charges to write down goodwill and indefinite-lived intangible assets (see Note 6, “Goodwill and Other Intangible Assets, Net”). The Company determined the fair values using income and market approaches. The estimation of fair value and cash flows in the fair value measurements required the use of significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3.

Note 9. Debt

Long-term debt consists of the following:

(In thousands)	April 30, 2016	January 31, 2016
Senior term loan (LIBOR margin of 3.0% and interest rate of 4.25%)	$405,862	$406,903
Revolving loan	—	—
Senior unsecured notes	240,000	240,000
Total debt	645,862	646,903
Less deferred financing costs	(8,931)	(9,639)
Total debt less deferred financing costs	636,931	637,264
Less current portion (net of current portion of deferred financing costs of $2,951 and $2,914, respectively)	(1,212)	(1,248)
Long-term debt, net of current portion (net of long-term portion of deferred financing costs of $5,980 and $6,725, respectively)	$635,719	$636,016

On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”) ($45.0 million available on April 30, 2016) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”).

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
On April 30, 2016, we did not have an outstanding balance on the Revolving Credit Facility; therefore, on April 30, 2016, we were not subject to a leverage test and were in compliance with all of our requirements and covenant tests under the Credit Facility.
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
Interest and Fees
Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. We amortized $0.7 million of deferred financing costs during each of the three months ended April 30, 2016 and April 30, 2015.
Interest and fees related to our Credit Facility and the Notes were as follows:

	Three Months Ended April 30,
(In thousands)	2016	2015
Credit Facility interest and fees(1)	$4,770	$4,750
Notes interest and fees (2)	5,267	5,240
Total interest and fees	$10,037	$9,990
(1)    Interest on the Amended Term Loan is payable quarterly based upon an interest rate of 4.25%.
(2)    Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt
On April 30, 2016, the schedule of minimum required principal payments relating to the Amended Senior Term Loan and the Notes for each of the twelve months ending January 31 are due according to the table below:

(In thousands)	Principal Payments on Debt
Remainder of the fiscal year ending January 31, 2017	$3,122
2018	4,163
2019	4,163
2020	634,414
Total	$645,862

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

The fair value of the potential termination obligations related to our interest rate swaps, which were recorded within the “Fair value of interest rate swap liabilities” caption of our condensed consolidated balance sheets, were as follows:

(In thousands)	Notional Amount	Interest Rate	April 30, 2016	January 31, 2016
Interest rate swaps effective July 2011, expires July 2016 (1)	150,000	2.346%	$413	$825
Interest rate swap, effective July 2014, expires July 2016 (1)	64,000	1.639%	63	126
			$476	$951

(1)	These interest rate swaps require a fixed rate of interest in exchange for a variable interest rate based on a three-month LIBOR, subject to a 1.25% floor.
The interest rate swap agreements have been designated as cash flow hedges of our interest rate risk and recorded at estimated fair values as of April 30, 2016 and January 31, 2016. The fair value of the interest rate hedges reflect the estimated amount that we would receive or pay to terminate the contracts at each reporting date (See Note 8, “Fair Value Measurements”).
We determined that the interest rate swap agreements are highly effective in offsetting future variable interest payments associated with the hedged portion of our term loans. During the three months ended April 30, 2016, no ineffectiveness was recorded into current period earnings. We do not expect to reclassify any material amount from other comprehensive income into earnings within the next 12 months.
The effective portion of the unrealized gain (loss) recognized in other comprehensive income for our derivative instruments designated as cash flow hedges was the following:

	Three Months Ended April 30,
(In thousands)	2016	2015
Unrealized gain, before income tax expense	$475	$406
Income tax expense	181	156
Total	$294	$250

Note 11. Income Taxes
The income tax benefit for the three months ended April 30, 2016 and April 30, 2015 is based on the estimated effective tax rate for the entire fiscal year. The estimated annual effective tax rate is subject to adjustment in subsequent quarterly periods as our estimates of pre-tax income and loss for the year fluctuate, including changes in the geographic mix of pre-tax income and loss.

The effective income tax rates for the three months ended April 30, 2016 and April 30, 2015 were a benefit of 22.5% and 38.0%, respectively. The effective tax rates differ from the U.S. federal statutory rate primarily due to income taxed in foreign jurisdictions, state taxes, non-deductible goodwill impairment and discrete items. The difference in effective income tax rates for the three months ended April 30, 2016 and April 30, 2015 primarily relates to a change in the estimated forecast of pre-tax book income and loss for each respective jurisdiction which includes an impairment of non-deductible goodwill recorded during the three months ended April 30, 2016. Discrete items related primarily to excess shortfalls associated with the exercise, cancellation, and expiration of stock options and valuation allowance recorded on the state deferred taxes for net operating losses recorded during the three months ended April 30, 2016.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized. Our deferred tax assets primarily relate to federal net operating loss carry-forwards. Management believes we will realize the benefit of existing deferred tax assets based on the scheduled reversal of U.S. deferred tax liabilities, related to depreciation and amortization expenses not deductible for tax purposes, which is ordinary income and therefore of the same character as the temporary differences giving rise to the deferred tax assets. This reversal will occur in substantially similar time periods and in the same jurisdictions as the deferred tax assets. As such, the deferred tax liabilities are considered a source of income sufficient to support our U.S. deferred tax assets; therefore, a valuation allowance is not required on April 30, 2016.

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

Note 12. Stockholder’s Equity

Share-based Compensation
During June 2011, BakerCorp International Holdings (“BCI Holdings”) adopted a share-based compensation plan, the BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). On September 12, 2013, the BCI Holdings’ Board of Directors amended the 2011 Plan by resolution to increase the number of shares of BCI Holdings common stock authorized for issuance under the 2011 Plan to 1,001,339 shares. On April 30, 2016, there were 267,545 shares available for grant. The amended 2011 Plan permits the granting of BCI Holdings stock options, nonqualified stock options and restricted stock to eligible employees and non-employee directors and consultants.

The following table summarizes stock option activity during the three months ended April 30, 2016:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)(1)	Weighted Average Term Remaining (in years)	Weighted Average Grant Date Fair Value
Outstanding, January 31, 2016	731,736	$83.67	$1,830	7.0
Granted	2,625	$85.00			$23.09
Exercised	—	$—	$—
Forfeited/cancelled/expired	(2,500)	$175.00
Outstanding, April 30, 2016	731,861	$83.36	$41	6.8
Vested and expected to vest, April 30, 2016	84,530	$70.79	$41	3.3
Exercisable, April 30, 2016	83,461	$69.45	$41	3.1

(1)
Aggregate intrinsic value in the table above represents the total pre-tax value that option holders would have received had all option holders exercised their options on April 30, 2016. The aggregate intrinsic value is the difference between the estimated fair market value of the BCI Holdings common stock at the end of the period and the option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of the BCI Holdings common stock.

As of April 30, 2016, there was $17.8 million of unrecognized pre-tax share-based compensation expense related to non-vested stock options of which $1.6 million we expect to recognize over a weighted average period of 2.6 years. We expect to recognize the remaining $16.2 million, which includes $8.1 million of unrecognized share-based compensation expense for the CEO’s options, upon a Change in Control or initial public offering (“IPO”) as defined in the 2011 Plan. During the three months ended April 30, 2016, we did not recognize any share-based compensation expense related to the CEO’s options.
The total fair value of options vested during the three months ended April 30, 2016 and April 30, 2015 is zero and $0.6 million, respectively.

The share-based compensation expense included within employee related expenses in our condensed consolidated statement of operations was the following:

	Three Months Ended April 30,
(In thousands)	2016	2015
Non-cash share-based compensation expense (1)	$(272)	$388

(1)
We remeasured certain options classified as liability awards and recorded decreases to non-cash share-based compensation expense of $0.6 million and $0.1 million during the three months ended April 30, 2016 and April 30, 2015, respectively.

The fair value of BCI Holdings stock options issued and classified as equity awards was determined using the Black-Scholes options pricing model utilizing the following weighted-average assumptions for each respective period:

	Three Months Ended April 30,
	2016	2015
Expected volatility	45%	45%
Expected dividends	—%	—%
Expected term	6.1 years	6.4 years
Risk-free interest rate	1.4%	1.6%

Liability Awards
We account for certain option awards as liability awards, as we determined cash settlement upon exercise is probable. We remeasured the fair value of these options on April 30, 2016 and decreased our liability to $0.1 million from the $0.7 million recorded at January 31, 2016. The quarterly re-measurement resulted in a decrease to our non-cash share-based compensation expense of $0.6 million during the three months ended April 30, 2016.
The fair value of BCI Holdings stock options accounted for as liability awards were determined using the Black-Scholes option pricing model utilizing the following assumption for each respective period:

	Three Months Ended April 30,
	2016	2015
Expected volatility	55%	50%
Expected dividends	—%	—%
Expected term	1.2 years	3.0 years
Risk-free interest rate	0.6%	0.9%

Note 13. Segment Reporting

We conduct our operations through entities located in the United States, Canada, France, Germany, the Netherlands, and the United Kingdom. We transact business using the local currency within each country where we perform the service or provide the rental equipment.
Our operating and reportable segments are North America and Europe. Within each operating segment, there are common customers, common pricing structures, the ability and history of sharing equipment and resources, operational compatibility, commonality among regulatory environments, and relative geographic proximity. Our operating segments consist of the following:

•	the North American segment consists of branches located in the United States and Canada that provide equipment and services suitable across both of these North American countries.

•	the European segment consists of branches located in France, Germany, the Netherlands and the United Kingdom that provide equipment and services to customers in a number of European countries.

Selected statement of operations information for our reportable segments is the following:

	Three Months Ended April 30,
(In thousands)	2016	2015
Revenue
United States	$55,064	$69,711
Other North America	1,410	1,567
North America	56,474	71,278
Europe	8,558	7,491
Total revenue	$65,032	$78,769
Depreciation and amortization
North America	$13,909	$15,200
Europe	1,200	1,119
Total depreciation and amortization	$15,109	$16,319
Interest expense, net
North America	$10,516	$10,471
Europe	7	—
Total interest expense, net	$10,523	$10,471
Income tax (benefit) expense
North America	$(21,345)	$(3,000)
Europe	456	162
Total income tax benefit	$(20,889)	$(2,838)
Net (loss) income
North America (1)	$(72,842)	$(6,807)
Europe (1)	1,029	2,183
Total net (loss) income	$(71,813)	$(4,624)

(1)	During the three months ended April 30, 2016 and April 30, 2015, we included $1.2 million and $1.1 million, respectively, of intersegment expense allocations from North America to Europe.

Total assets and long-lived assets information are as follows:

(In thousands)	April 30, 2016	January 31, 2016
Total assets
United States	$777,470	$873,419
Other North America	10,170	8,917
North America	787,640	882,336
Europe	118,008	112,758
Total assets	$905,648	$995,094
Long-lived assets
United States	$283,500	$280,020
Other North America	12,363	11,045
North America	295,863	291,065
Europe	47,302	45,570
Total long-lived assets	$343,165	$336,635

Note 14. Related Party Transactions
From time to time, we may enter into transactions with related parties. The accounting policies that we apply to our transactions with related parties are consistent with those applied in transactions with independent third parties.
Pursuant to a professional services agreement between us and Permira Advisers L.L.C. (the “Sponsor”), we agreed to pay the Sponsor an annual management fee of $0.5 million, payable quarterly, plus reasonable out-of-pocket expenses, in connection with the planning, strategy, and oversight support provided to management. We recorded aggregate management fees and expenses to the Sponsor of $0.1 million and $0.1 million during the three months ended April 30, 2016 and April 30, 2015, respectively.

Note 15. Commitments and Contingencies
Litigation
We are involved in various legal actions arising in the ordinary course of conducting our business. These include claims relating to (i) personal injury or property damage involving equipment rented or sold by us, (ii) motor vehicle accidents involving our vehicles and our employees, (iii) employment-related matters, and (iv) environmental matters. We do not believe that the ultimate disposition of these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. We expense legal fees in the period in which they are incurred.

Note 16. Subsequent Event

On May 3, 2016, the CEO granted 37,500 options to certain employees. The stock options expire ten years from their grant date and vest only upon a Change in Control or IPO as defined under the 2011 Plan. These option awards have a weighted average exercise price of $85.00 per share.

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

We conduct substantially all of our business through our subsidiaries. To make the required payments on our Notes and other indebtedness, and to satisfy our other liquidity requirements, we rely, in large part, on cash flows from these subsidiaries, mainly in the form of dividends, royalties, and advances, or the payment of intercompany loan arrangements. The ability of these subsidiaries to make dividend payments to us will be affected by, among other factors, the obligations of these entities to their creditors, requirements of corporate and other law, and restrictions contained in agreements entered into by or relating to these entities.

The parent and the guarantor subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting the transfer of cash from guarantor subsidiaries and non-guarantor subsidiaries to the parent.

Condensed Consolidating Balance Sheet
April 30, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$24,095	$9,680	$—	$33,775
Accounts receivable, net	—	49,121	11,091	—	60,212
Inventories, net	—	3,005	122	—	3,127
Prepaid expenses and other current assets	83	2,637	2,147	—	4,867
Total current assets	83	78,858	23,040	—	101,981
Property and equipment, net	—	283,500	59,665	—	343,165
Goodwill	—	32,295	53,210	—	85,505
Other intangible assets, net	—	344,624	23,365	—	367,989
Deferred tax assets	37,858	74,921	126	(112,905)	—
Other assets	—	6,653	355	—	7,008
Investment in subsidiaries	350,321	113,937	—	(464,258)	—
Total assets	$388,262	$934,788	$159,761	$(577,163)	$905,648
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$76	$15,107	$1,707	$—	$16,890
Accrued expenses	8,260	11,629	3,501	—	23,390
Current portion of long-term debt, net	1,212	—	—	—	1,212
Intercompany balances	(361,332)	328,417	32,915	—	—
Total current liabilities	(351,784)	355,153	38,123	—	41,492
Long-term debt, net of current portion	635,719	—	—	—	635,719
Deferred tax liabilities	1,111	227,484	7,644	(112,905)	123,334
Fair value of interest rate swap liabilities	476	—	—	—	476
Share-based compensation liability	—	87	—	—	87
Other long-term liabilities	—	1,743	57	—	1,800
Total liabilities	285,522	584,467	45,824	(112,905)	802,908
Total shareholder’s equity	102,740	350,321	113,937	(464,258)	102,740
Total liabilities and shareholder’s equity	$388,262	$934,788	$159,761	$(577,163)	$905,648

Condensed Consolidating Balance Sheet
January 31, 2016
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$34,014	$10,740	$—	$44,754
Accounts receivable, net	—	53,271	9,149	—	62,420
Inventories, net	—	7,378	57	—	7,435
Prepaid expenses and other current assets	30	3,053	1,717	—	4,800
Total current assets	30	97,716	21,663	—	119,409
Property and equipment, net	—	280,020	56,615	—	336,635
Goodwill	—	98,041	50,956	—	148,997
Other intangible assets, net	—	366,788	22,557	—	389,345
Deferred tax assets	36,956	68,776	121	(105,853)	—
Other long-term assets	—	571	137	—	708
Investment in subsidiaries	411,895	107,700	—	(519,595)	—
Total assets	$448,881	$1,019,612	$152,049	$(625,448)	$995,094
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$57	$16,749	$1,921	$—	$18,727
Accrued expenses	3,364	17,305	3,300	—	23,969
Current portion of long-term debt, net	1,248	—	—	—	1,248
Intercompany balances	(361,315)	329,503	31,812	—	—
Total current liabilities	(356,646)	363,557	37,033	—	43,944
Long-term debt, net of current portion	636,016	—	—	—	636,016
Deferred tax liabilities	1,112	241,564	7,267	(105,853)	144,090
Fair value of interest rate swap liabilities	951	—	—	—	951
Share-based compensation liability	—	736	—	—	736
Other long-term liabilities	—	1,860	49	—	1,909
Total liabilities	281,433	607,717	44,349	(105,853)	827,646
Total shareholder’s equity	167,448	411,895	107,700	(519,595)	167,448
Total liabilities and shareholder’s equity	$448,881	$1,019,612	$152,049	$(625,448)	$995,094

Condensed Consolidating Statement of Operations
For the Three Months Ended April 30, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$55,062	$9,970	$—	$65,032
Operating expenses:
Employee related expenses	32	21,384	3,274	—	24,690
Rental expense	—	6,714	796	—	7,510
Repair and maintenance	—	2,132	181	—	2,313
Cost of goods sold	—	2,955	107	—	3,062
Facility expense	8	6,255	693	—	6,956
Professional fees	52	769	133	—	954
Management fees	—	138	—	—	138
Other operating expenses	158	1,937	1,489	—	3,584
Depreciation and amortization	—	13,633	1,476	—	15,109
Gain on sale of equipment	—	(648)	(10)	—	(658)
Impairment of goodwill and other intangible assets	—	84,046	—	—	84,046
Total operating expenses	250	139,315	8,139	—	147,704
(Loss) income from operations	(250)	(84,253)	1,831	—	(82,672)
Other expenses:
Interest expense, net	10,517	—	6	—	10,523
Foreign currency exchange loss (gain), net	—	(609)	116	—	(493)
Total other expenses (income), net	10,517	(609)	122	—	10,030
(Loss) income before income tax (benefit) expense	(10,767)	(83,644)	1,709	—	(92,702)
Income tax (benefit) expense	(1,083)	(20,225)	419	—	(20,889)
(Loss) income before equity in net earnings of subsidiaries	(9,684)	(63,419)	1,290	—	(71,813)
Equity in net earnings of subsidiaries	(62,129)	1,290	—	60,839	—
Net (loss) income	$(71,813)	$(62,129)	$1,290	$60,839	$(71,813)

Condensed Consolidating Statement of Operations
For the Three Months Ended April 30, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$69,710	$9,059	$—	$78,769
Operating expenses:
Employee related expenses	36	28,192	3,036	—	31,264
Rental expense	—	9,556	904	—	10,460
Repair and maintenance	—	2,753	201	—	2,954
Cost of goods sold	—	2,912	73	—	2,985
Facility expense	7	6,720	701	—	7,428
Professional fees	9	784	81	—	874
Management fees	—	140	—	—	140
Other operating expenses	135	2,472	1,591	—	4,198
Depreciation and amortization	—	14,890	1,429	—	16,319
(Gain) loss on sale of equipment	—	(506)	(15)	—	(521)
Impairment of long-lived assets	—	319	—	—	319
Total operating expenses	187	68,232	8,001	—	76,420
(Loss) income from operations	(187)	1,478	1,058	—	2,349
Other expenses:
Interest expense, net	10,465	6	—	—	10,471
Foreign currency exchange gain, net	—	(286)	(374)	—	(660)
Total other expenses (income), net	10,465	(280)	(374)	—	9,811
(Loss) income before income tax benefit	(10,652)	1,758	1,432	—	(7,462)
Income tax (benefit) expense	(989)	(1,973)	124	—	(2,838)
(Loss) income before equity in net earnings of subsidiaries	(9,663)	3,731	1,308	—	(4,624)
Equity in net earnings of subsidiaries	5,039	1,308	—	(6,347)	—
Net (loss) income	$(4,624)	$5,039	$1,308	$(6,347)	$(4,624)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Three Months Ended April 30, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(71,813)	$(62,129)	$1,290	$60,839	$(71,813)
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $181	294	—	—	—	294
Change in foreign currency translation adjustments	—	—	6,436	—	6,436
Other comprehensive income	294	—	6,436	—	6,730
Total comprehensive (loss) income	$(71,519)	$(62,129)	$7,726	$60,839	$(65,083)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Three Months Ended April 30, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(4,624)	$5,039	$1,308	$(6,347)	$(4,624)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $156	250	—	—	—	250
Change in foreign currency translation adjustments	—	—	(229)	—	(229)
Other comprehensive income (loss)	250	—	(229)	—	21
Total comprehensive (loss) income	$(4,374)	$5,039	$1,079	$(6,347)	$(4,603)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended April 30, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(71,813)	$(62,129)	$1,290	$60,839	$(71,813)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	—	368	(56)	—	312
Share-based compensation	32	(304)	—	—	(272)
Gain on sale of equipment	—	(648)	(10)	—	(658)
Depreciation and amortization	—	13,633	1,476	—	15,109
Amortization of deferred financing costs	707	—	—	—	707
Deferred income taxes	(1,083)	(20,225)	—	—	(21,308)
Amortization of above market lease	—	(38)	—	—	(38)
Impairment of goodwill and other intangible assets	—	84,046	—	—	84,046
Equity in net earnings of subsidiaries, net of taxes	62,129	(1,290)	—	(60,839)	—
Changes in assets and liabilities:
Accounts receivable	—	3,782	(1,365)	—	2,417
Inventories	—	4,373	(54)	—	4,319
Prepaid expenses and other assets	(53)	332	(390)	—	(111)
Accounts payable and other liabilities	4,916	(7,398)	(273)	—	(2,755)
Net cash (used in) provided by operating activities	(5,165)	14,502	618	—	9,955
Investing activities
Purchases of property and equipment	—	(19,752)	(1,388)	—	(21,140)
Proceeds from sale of equipment	—	1,151	136	—	1,287
Net cash used in investing activities	—	(18,601)	(1,252)	—	(19,853)
Financing activities
Intercompany investments and loans	6,206	(5,820)	740	(1,126)	—
Repayments of long-term debt	(1,041)	—	—	—	(1,041)
Net cash provided by (used in) financing activities	5,165	(5,820)	740	(1,126)	(1,041)
Effect of foreign currency translation on cash	—	—	(1,166)	1,126	(40)
Net decrease in cash and cash equivalents	—	(9,919)	(1,060)	—	(10,979)
Cash and cash equivalents, beginning of period	—	34,014	10,740	—	44,754
Cash and cash equivalents, end of period	$—	$24,095	$9,680	$—	$33,775

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended April 30, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(4,624)	$5,039	$1,308	$(6,347)	$(4,624)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts, net	—	234	11	—	245
Provision for excess and obsolete inventory, net	—	30	—	—	30
Share-based compensation	36	352	—	—	388
(Gain) loss on sale of equipment	—	(506)	(15)	—	(521)
Depreciation and amortization	—	14,890	1,429	—	16,319
Amortization of deferred financing costs	665	—	—	—	665
Deferred income taxes	(989)	(1,571)	—	—	(2,560)
Amortization of above market lease	—	(140)	—	—	(140)
Impairment of long-lived assets	—	319	—	—	319
Equity in net earnings of subsidiaries, net of taxes	(5,039)	(1,308)	—	6,347	—
Changes in assets and liabilities:
Accounts receivable	—	1,936	(1,117)	—	819
Inventories	—	(1,925)	(87)		(2,012)
Prepaid expenses and other current assets	(59)	(33)	704	—	612
Accounts payable and other liabilities	4,901	(3,122)	(164)	—	1,615
Net cash (used in) provided by operating activities	(5,109)	14,195	2,069	—	11,155
Investing activities
Purchases of property and equipment	—	(6,331)	(1,054)	—	(7,385)
Proceeds from sale of equipment	—	765	69	—	834
Net cash used in investing activities	—	(5,566)	(985)	—	(6,551)
Financing activities
Intercompany investments and loans	6,150	(7,439)	1,120	169	—
Repayment of long-term debt	(1,041)	—	—	—	(1,041)
Net cash provided by (used in) financing activities	5,109	(7,439)	1,120	169	(1,041)
Effect of foreign currency translation on cash	—	—	(408)	(169)	(577)
Net increase in cash and cash equivalents	—	1,190	1,796	—	2,986
Cash and cash equivalents, beginning of period	—	14,407	4,258	—	18,665
Cash and cash equivalents, end of period	$—	$15,597	$6,054	$—	$21,651

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis includes historical and forward-looking information that should be read in conjunction with the accompanying condensed consolidated financial statements included in this quarterly report and our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2016. The following tables show our selected consolidated historical financial data for the stated periods. The financial information presented may not be indicative of our future performance. The following discussion and analysis provides information we believe is relevant to assess and understand our consolidated results of operations and financial condition. The discussion includes the following:

•	Overview;

•	Critical Accounting Policies, Estimates, and Judgments;

•	Results of Operations; and

•	Liquidity and Capital Resources

Overview

Business
We are a provider of liquid and solid containment solutions operating within the specialty sector of the broader industrial services industry. We provide equipment rental, service, and sales to our customers through a solution-oriented approach often involving multiple products. We provide our containment solutions within the United States through a national network with the capability to serve customers in all 50 states as well as a number of international locations in Europe and Canada. We maintain one of the largest and most diverse liquid and solid containment rental fleets in the industry consisting of more than 25,000 units, including steel tanks, polyethylene tanks, modular tanks, roll-off boxes, pumps, pipes, hoses and fittings, filtration, tank trailers, berms, and trench shoring equipment.
We serve customers in over 15 industries, including industrial and environmental services, environmental remediation, construction, chemicals, transportation, power, municipal works, and oil and gas. During the three months ended April 30, 2016, no single customer accounted for more than 10% of our total revenue.
The demand for our services in the upstream segment of the oil and gas industry, which comprised 10.4% of our total revenue for the three months ended April 30, 2016 depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile and the substantial reductions in crude oil prices that began in October 2014, and continued into 2015 and 2016, have resulted in a decline in the level of drilling and production activity, reducing the demand for fluid containment and water management services in the basins in which we operate. During the fiscal year ended January 31, 2016, we recorded charges totaling $182.8 million associated with the impairment of a portion of our goodwill and other intangible assets within our North American segment as a result of the sustained decline in oil prices in fiscal year 2016, together with the projected market expectations of a slow recovery of such prices, making it more likely than not that the fair value of these assets had decreased below their respective carrying values.
During the three months ended April 30, 2016, we encountered a reduction in our operating results in comparison to our forecast, primarily due to greater weakness in upstream oil and gas than anticipated, slower rebound in our construction business, and the delay of capital projects by refinery and power plants which can be seen through our lower volume of work with industrial service customers. As a result of the recent decline in demand for our products and services, we re-assessed our revenue and EBITDA forecast beginning with fiscal year 2017 using a bottoms-up approach, having conversations with our key customers, and performing an analysis on current market conditions and industry spending behavior. Based on our assessment, we noted that despite the recent stabilization of oil prices during the first quarter of fiscal year 2017, there will be continued uncertainty in the energy market resulting in a slowdown in capital spend. As a result, we updated our projections to reflect the decline in activity for the remainder of fiscal year 2017, adjusted our forecast for the outer years to maintain similar growth rates as our previous forecast, and performed the first step of the goodwill impairment test. See Note 6, “Goodwill and Other Intangible Assets, Net” of the “Notes to the Condensed Consolidated Financial Statements” for additional details. We recorded non-cash charges totaling $84.0 million associated with the impairment of a portion of our goodwill and other intangible assets within the North American segment. Further volatility in oil and natural gas prices and secondary markets could result in the recognition of additional impairment charges on our goodwill, intangible assets and property and equipment associated with our North American operations.

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

•
Achieve Operational Excellence by Continuously Developing our Systems and Processes. We are focused on company-wide process improvements such as cost leverage initiatives, equipment rent ready optimization for the branch network, fleet optimization through our newly developed Asset Management System ("AMS") and advanced Quality Management System ("QMS"). Refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 for additional details.

•
Expand Geographically. Historically, we have increased penetration in new geographic regions and generated profitable growth by opening new branches within North America and Europe and introducing our products and services. We believe there is an opportunity to continue to open new branches in Europe and in certain underserved regions of North America.

•
Retain the Most Talented Employees in the Industry. Through our best in class training programs and new annual goal-setting and performance management process, we ensure that our workforce is aligned to deliver the highest value to our shareholders, customers, and employees.

•
Pursue Selected Acquisitions. Our markets remain fragmented and have historically presented numerous attractive acquisition candidates. We intend to pursue potential acquisitions that offer complementary products and services or expand our geographic footprint.

Geographic Operations
Our branches and employees by reportable segment are as follows:

	April 30, 2016	April 30, 2015	Change
Branches:
Number of branches-North American Segment	49	52	(3)
Number of branches-European Segment	11	12	(1)
Total branches	60	64	(4)
Employees:
Number of employees-North American Segment	803	923	(120)
Number of employees-European Segment	119	113	6
Total employees	922	1,036	(114)

Our operations are managed from our corporate headquarters, which is located in Plano, Texas. The majority of our operations, resources, property, and equipment are located in North America, and predominantly in the United States. The United States and Canada comprise our North American segment. We had four branches in Canada on April 30, 2016. Our equipment has the capability to be utilized for multiple applications within North America. We incentivize our local managers to maximize return on assets under their control and have well-developed systems to enable equipment and resource sharing. As a result, equipment in the U.S. and Canada is readily moved and shared by the local branch managers. The process of equipment and resource sharing within our reportable segments enables us to maximize our efficiency and respond to shifts in customer demand.

We serve customers in our European segment from branches located in the Netherlands, Germany, France, and the United Kingdom. Our European operations are headquartered in the Netherlands. Our equipment is transferred between European countries to serve customers as demand dictates.
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

•	Pricing – The impact of changes in pricing is measured by the increase or decrease in the average daily, weekly or monthly rental rates on rental equipment that we specifically track.

•	Available Rental Fleet – The available rental fleet, as we define it, is the average number of equipment items within our fleet that we individually track.

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

Critical Accounting Policies, Estimates, and Judgments
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, judgments and assumptions, including those related to revenue recognition, allowances for doubtful accounts, inventory valuation, customer rebates, sales returns and allowances, medical insurance claims, litigation accruals, impairment of long-lived assets, intangible assets and goodwill, depreciation, contingencies, income taxes, share-based compensation (expense and liability), and derivatives. We believe our estimates, judgments and assumptions are reasonable; however, actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three months ended April 30, 2016 to the items that we disclosed as our critical accounting policies, estimates, and judgments included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

Recent Accounting Pronouncements
Refer to Note 2, “Accounting Pronouncements” of the notes to the condensed consolidated financial statements for a discussion of new accounting guidance.

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

The forward-looking statements set forth in this quarterly report regarding, among other things, achievement of revenue, profitability and net income in future quarters, future prices and demand for our products and services, estimated fair value for purposes of write-down of goodwill and other intangible assets, and estimated cash flows and sufficiency of cash flows to fund capital expenditures, reflect only our expectations regarding these matters. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following.

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

•	Continuing or sustained decline and volatility in oil prices and/or natural gas prices at or below current levels could have a negative impact on our operating results.

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

For a more complete description of these and other possible risks and uncertainties, please refer to our Annual Report on Form 10-K for the year ended January 31, 2016. Our forward-looking statements herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect events, circumstances or changes in expectations.

Condensed Consolidated Statements of Operations (unaudited)

The table below presents our results of operations:

	Three Months Ended April 30,
	2016		2015
(In thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Rental revenue	$52,321	80.4%	$61,853	78.5%
Sales revenue	4,934	7.6%	4,943	6.3%
Service revenue	7,777	12.0%	11,973	15.2%
Total revenue	65,032	100.0%	78,769	100.0%
Operating expenses:
Employee related expenses	24,690	38.0%	31,264	39.7%
Rental expenses	7,510	11.5%	10,460	13.3%
Repair and maintenance	2,313	3.6%	2,954	3.8%
Cost of goods sold	3,062	4.7%	2,985	3.8%
Facility expenses	6,956	10.7%	7,428	9.4%
Professional fees	954	1.6%	874	1.1%
Management fees	138	0.2%	140	0.2%
Other operating expenses	3,584	5.5%	4,198	5.3%
Depreciation and amortization	15,109	23.2%	16,319	20.7%
Gain on sale of equipment	(658)	(1.0)%	(521)	(0.7)%
Impairment of goodwill and other intangible assets	84,046	129.2%	—	—%
Impairment of long-lived assets	—	—%	319	0.4%
Total operating expenses	147,704	227.2%	76,420	97.0%
(Loss) income from operations	(82,672)	(127.2)%	2,349	3.0%
Other expense:
Interest expense, net	10,523	16.2%	10,471	13.3%
Foreign currency exchange gain, net	(493)	(0.8)%	(660)	(0.8)%
Total other expenses, net	10,030	15.4%	9,811	12.5%
Loss before income taxes	(92,702)	(142.6)%	(7,462)	(9.5)%
Income tax benefit	(20,889)	(32.1)%	(2,838)	(3.6)%
Net loss	$(71,813)	(110.5)%	$(4,624)	(5.9)%

Non-U.S. GAAP Financial Measures

The following is a reconciliation of our net loss to EBITDA and Adjusted EBITDA :

	Three Months Ended April 30,
(In thousands)	2016	2015
Net loss	$(71,813)	$(4,624)
Interest expense, net	10,523	10,471
Income tax benefit	(20,889)	(2,838)
Depreciation and amortization	15,109	16,319
EBITDA	$(67,070)	$19,328
Foreign currency exchange gain, net	(493)	(660)
Financing related costs	35	27
Severance related costs	49	712
Sponsor management fees	138	140
Share-based compensation (income) expense	(272)	388
Impairment of goodwill and other intangible assets	84,046	—
Impairment of long-lived assets	—	319
Branch closure and consolidation costs	104	—
Other	(63)	846
Adjusted EBITDA (1)(2)	$16,474	$21,100
Adjusted EBITDA margin	25.3%	26.8%

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

Results of Operations
Three Months Ended - April 30, 2016 compared to April 30, 2015

	Three Months Ended April 30,
(In thousands, except Operating Data)	2016	2015	$ Change		% Change
North America
Rental revenue	$44,464	$55,023	$(10,559)		(19.2)%
Sales revenue	4,926	4,936	(10)		(0.2)%
Service revenue	7,084	11,319	(4,235)		(37.4)%
Total North American revenue	56,474	71,278	(14,804)		(20.8)%
Total operating expenses(3)	141,904	70,934	70,970		100.1%
(Loss) Income from operations	(85,430)	344	(85,774)		(24,934.3)%
Europe
Rental revenue	7,857	6,830	1,027		15.0%
Sales revenue	8	7	1		14.3%
Service revenue	693	654	39		6.0%
Total European revenue	8,558	7,491	1,067		14.2%
Total operating expenses(3)	5,800	5,486	314		5.7%
Income from operations	2,758	$2,005	$753		37.6%
Consolidated
Total revenue	$65,032	$78,769	$(13,737)		(17.4)%
Total operating expenses	147,704	76,420	71,284		93.3%
Total (loss) income from operations	(82,672)	2,349	(85,021)		(3,619.5)%
Operating Data:
North America
Average utilization (1)	45.6%	55.0%	(940	) bps
Average daily rental rate (2)	$29.83	$31.65	$(1.82)		(5.8)%
Average number of rental units	23,083	23,849	(766)		(3.2)%
Europe
Average utilization (1)	46.3%	42.8%	350	bps
Average daily rental rate (2)	$88.18	$89.90	$(1.72)		(1.9)%
Average number of rental units	1,498	1,327	171		12.9%
Consolidated
Average utilization (1)	45.6%	54.3%	(870	) bps
Average daily rental rate (2)	$33.44	$34.08	$(0.64)		(1.9)%
Average number of rental units	24,581	25,176	(595)		(2.4)%

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

(3)
Total operating expenses by reporting segment excludes inter-segment allocations from North America to Europe of $1.2 million and $1.1 million for the three months ended April 30, 2016 and April 30, 2015, respectively.

Revenue

Consolidated Revenue
Consolidated revenue decreased primarily due to a decline in revenue in North America of $14.8 million, or 20.8%, partially offset by an increase in revenue in Europe of $1.1 million, or 14.2%. Revenue by reportable segment is discussed below.
North America
Our North American segment revenue decreased as a result of the decreases in rental and service revenues of $10.6 million and $4.2 million, respectively. Revenue from oil and gas customers decreased by $7.9 million, or 54.5%, during the three months ended April 30, 2016 compared to the three months ended April 30, 2015. Revenue, excluding oil and gas customers, decreased by $6.9 million, or 12.2%, primarily due to decreases in revenue related to our construction and maintenance customers. The decline in oil and gas revenue was due to the factors mentioned in the Overview section of Management’s Discussion and Analysis.

Rental Revenue
Rental revenue decreased primarily as a result of a 5.8% decrease in average daily rental rate, a 3.2% decrease in the average number of rental units, a 940 basis point decrease in average utilization, and a $2.8 million decrease in re-rent revenue. Both utilization and rate declines were driven by a decrease in demand and pricing. The decrease in the average number of rental units was due to the disposition of underutilized fleet.

Service Revenue
Service revenue decreased primarily due to less set-up revenue for both full service water transfer jobs as well as pump-related projects and hauling services outside of oil and gas markets.

Europe
Revenue from our European segment increased by $1.1 million, or 14.2% due to increases in revenue from our environmental customers.

Rental Revenue
Rental revenue from our European segment increased by $1.0 million, or 15.0%, primarily due to a 350 basis point increase in average utilization and a 12.9% increase in the average number of rental units. The increase in the average number of rental units is primarily due to the introduction of the pump and filtration product lines in Europe during the fourth quarter of fiscal year 2016 and the first quarter of fiscal year 2017. Utilization increased through continued demand for steel tanks.

Operating Expenses

Consolidated Operating Expenses
Consolidated operating expenses increased primarily due to a $84.0 million impairment charge of our goodwill and other intangibles. Excluding the impact of goodwill and other intangible asset impairment charges, total operating expenses decreased by $12.8 million, or 16.7%, primarily due to decreased operating expenses of $13.1 million, or 18.4%, in North America, partially offset by an increase in operating expenses of $0.3 million, or 5.7%, in Europe. The North American and European segments do not include an allocation of all inter-segment expenses.

North America
Total operating expenses increased primarily due to $84.0 million of goodwill and other intangible asset impairment charges recorded during the first quarter of fiscal year 2017. See Note 6, “Goodwill and Other Intangible Assets, Net” of the “Notes to the Condensed Consolidated Financial Statements.” The increases in operating expenses were partially offset by the following:

•
$6.9 million decrease in employee related expenses primarily due to a $3.4 million decrease in payroll and payroll-related costs, $1.2 million decrease in insurance costs, $0.6 million decrease in severance costs, $0.6 million decrease in bonus, $0.7 million decrease in stock-based compensation expense, and a $0.4 million decrease in temporary labor costs. The decrease in payroll and payroll-related costs was primarily driven by a 13.0% decrease in headcount from 923 as of April 30, 2015 to 803 as of April 30, 2016 and corporate cost reduction programs impacting certain employee benefits and overtime pay. The decrease in insurance costs is due to the change from a fully-insured to self-insured health plan during the second quarter of fiscal year 2016. The decrease in severance costs is due to the termination of certain positions in the first quarter of fiscal year 2016. The decrease in bonus expense was the result of lower operating results. The decrease in stock-based compensation was primarily due to the remeasurement of our stock options accounted for as liability awards. The decrease in temporary labor costs was primarily due to decreases in project staffing requirements as a result of corporate cost reduction programs.

•
$2.9 million decrease within rental expense due to a $1.8 million decrease in re-rent expense driven by lower re-rent revenue, a $0.7 million decrease in fuel expenses and a $0.4 million decrease in the use of outside freight vendors.

•
$1.3 million decrease in depreciation and amortization as we decreased our investment in new rental fleet during the trailing twelve months ended April 30, 2016 and impaired certain aged equipment with limited utilization in the third quarter of fiscal year 2016.

•	$0.6 million decrease in repairs and maintenance expense due to the reversal of a regulatory liability that is no longer required at the level we initially anticipated.

•
$0.5 million decrease in other operating expenses primarily due to reductions in travel, personnel recruitment and various other expenses. The decrease in travel expense was due to the impact of cost reduction programs during the three months ended April 30, 2016. Personnel recruitment costs decreased due to higher direct hire placement fees during the three months ended April 30, 2015.

•	$0.5 million decrease in facility expenses primarily due to reductions in property tax expense, data processing expenses and various other expenses.

Europe
Operating expenses for the European segment during the three months ended April 30, 2016 were $5.8 million, an increase of $0.3 million, or 5.7%, compared to the three months ended April 30, 2015. The increase in operating expenses was primarily due to an increase of $0.3 million in employee related expenses primarily due to higher payroll and payroll-related costs driven by an increase in headcount of 6 employees, or 5.3%, from 113 employees on April 30, 2015 to 119 employees on April 30, 2016.

Income Tax Benefit
Income tax benefit during the three months ended April 30, 2016 increased by $18.1 million to $20.9 million from $2.8 million during the three months ended April 30, 2015. The tax benefit increase was primarily due to an increase in book losses, partially offset by an impairment of non-deductible goodwill recorded during the three months ended April 30, 2016.

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

Our cash and cash equivalents by geographic region were as follows:

(In thousands)	April 30, 2016	January 31, 2016	$ Change	% Change
United States	$24,095	$34,014	$(9,919)	(29.2)%
Europe	8,520	9,738	(1,218)	(12.5)%
Canada	1,160	1,002	158	15.8%
Total cash and cash equivalents	$33,775	$44,754	$(10,979)	(24.5)%

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

Debt
On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”) ($45.0 million available on April 30, 2016) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”). Refer to Note 9, “Debt” of the “Notes to Condensed Consolidated Financial Statements” for further details.

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

On April 30, 2016, we did not have an outstanding balance on the Revolving Credit Facility; therefore, on April 30, 2016, we were not subject to a leverage test. Additionally, on April 30, 2016, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

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

Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. We amortized $0.7 million of deferred financing costs during the three months ended April 30, 2016 and 2015.

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

Interest and Fees
Interest and fees related to our Credit Facility and the Notes were as follows:

	Three Months Ended April 30,
(In thousands)	2016	2015
Credit Facility interest and fees(1)	$4,770	$4,750
Notes interest and fees (2)	5,267	5,240
Total interest and fees	$10,037	$9,990

(1)	Interest on the Amended Term Loan is payable quarterly based upon an interest rate of 4.25%.

(2)	Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt
On April 30, 2016, the schedule of minimum required principal payments relating to the Credit Facility and the Notes for each of the twelve months ending January 31 are due according to the table below:

(In thousands)	Principal Payments on Debt
Remainder of the fiscal year ending January 31, 2017	$3,122
2018	4,163
2019	4,163
2020	634,414
Total	$645,862

Sources and Uses of Cash
Our sources and uses of cash for selected line items in our condensed consolidated statements of cash flows were as follows:

	Three Months Ended April 30, 2016
(In thousands)	2016	2015	$ Change
Net loss	$(71,813)	$(4,624)	$(67,189)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	312	245	67
Provision for excess and obsolete inventory, net	—	30	(30)
Share-based compensation	(272)	388	(660)
Gain on sale of equipment	(658)	(521)	(137)
Depreciation and amortization	15,109	16,319	(1,210)
Amortization of deferred financing costs	707	665	42
Deferred income taxes	(21,308)	(2,560)	(18,748)
Amortization of above-market lease	(38)	(140)	102
Impairment of goodwill and other intangible assets	84,046	—	84,046
Impairment of long-lived assets	—	319	(319)
Changes in assets and liabilities:
Accounts receivable	2,417	819	1,598
Inventories	4,319	(2,012)	6,331
Prepaid expenses and other assets	(111)	612	(723)
Accounts payable and other liabilities	(2,755)	1,615	(4,370)
Cash provided by operating activities	9,955	11,155	(1,200)
Cash used in investing activities	(19,853)	(6,551)	(13,302)
Cash used in financing activities	(1,041)	(1,041)	—
Effect of foreign currency translation on cash	(40)	(577)	537
Net increase (decrease) in cash and cash equivalents	$(10,979)	$2,986	$(13,965)

Cash Provided by Operating Activities
Cash flow from operations during the three months ended April 30, 2016 totaled $10.0 million, a decrease of $1.2 million compared to the three months ended April 30, 2015. This decrease was primarily related to the following:

•	Net loss increased $67.2 million from a net loss of $4.6 million during the three months ended April 30, 2015 to a net loss of $71.8 million during the three months ended April 30, 2016.

•
The change in share-based compensation expense resulted in a $0.7 million decrease, primarily due to the remeasurement of our stock options accounted for as liability awards during the three months ended April 30, 2016.

•
The change in depreciation and amortization resulted in a $1.2 million decrease due to decreased investment in rental fleet during the trailing twelve months as well as the impairment of long-lived assets in the third quarter of fiscal year 2016.

•	The change in deferred income taxes resulted in a $18.7 million decrease to cash provided by operating activities.

•
The change in prepaid expenses and other assets resulted in a $0.7 million decrease as a result of lower prepaid insurance as of April 30, 2015 as compared to January 30, 2015, partially offset by an increase in the payment of software support subscriptions in the prior year.

•	The change in accounts payable and other liabilities resulted in a $4.4 million decrease, primarily due to the timing of capital expenditures and medical insurance premiums.

The decreases above were partially offset by the following:

•
The impairment of goodwill and other intangibles assets resulted in a $84.0 million increase to cash provided by operating activities. Refer to Note 6, “Goodwill and Other Intangible Assets, Net” of the “Notes to Consolidated Financial Statements.”

•	The change in accounts receivable resulted in a $1.6 million increase primarily due to an increase in accounts receivable in the prior fiscal period due to higher sales.

•	The change in inventories resulted in a $6.3 million increase due to the completion and transfer of assembled equipment to our rental fleet.

Cash Used In Investing Activities
Cash used in investing activities consists of cash used to purchase property and equipment, partially offset by proceeds from the sale of equipment from our rental fleet. Purchases of property and equipment totaled $21.1 million and $7.4 million during the three months ended April 30, 2016 and April 30, 2015, respectively. Proceeds from equipment sales totaled $1.3 million and $0.8 million during the three months ended April 30, 2016 and 2015, respectively. The increase in capital expenditures was to support new projects and refurbish our existing fleet during the first quarter of fiscal year 2017. We will continue to monitor our capital expenditures to support our branch expansion and to address demand in our key markets.

Effect of Exchange Rate Changes on Cash
The effect of foreign currency translation on cash resulted in a decrease of $0.6 million to cash and cash equivalents during the three months ended April 30, 2015 with no significant impact during the three months ended April 30, 2016. The Euro/USD, the British Pound Sterling/USD and Canadian dollar/USD spot rates decreased from 1.122, 1.543, and 0.832, respectively, on April 30, 2015 to 1.140, 1.461, and 0.798, respectively, on April 30, 2016.

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

We document all relationships between hedging instruments and hedged items, the risk management objective and strategy for undertaking various hedge transactions, the forecasted transaction that has been designated as the hedged item, and how the hedging instrument is expected to reduce the risks related to the hedged item. We analyze our interest rate swaps quarterly to determine if the hedged transaction remains effective or ineffective. We may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if we elect to remove the cash flow hedge designation. If hedge accounting is discontinued and the forecasted hedged transaction remains probable of occurring, the previously recognized gain or loss on the interest rate swaps will remain in accumulated other comprehensive income and will be reclassified into earnings during the same period the forecasted hedged transaction affects earnings. Our determination of the fair value of our interest rate swaps was calculated using a discounted cash flow analysis based on the terms of the swap contracts and the observable interest rate curve. We adjust a liability on our balance sheet when the market value of the interest rate swap is different from our basis in the interest rate swap agreements. When an interest rate swap agreement qualifies for hedge accounting under generally accepted accounting principles, we record a charge or credit to other comprehensive income. When an interest rate swap agreement has not been designated as a hedge, or does not meet all of the criteria to be classified as a hedge, we record a net unrealized gain or loss within our condensed consolidated statement of operations.

On April 30, 2016, there were three swap agreements with a total notional amount of $214.0 million outstanding, two with a five-year term and a notional value totaling $150.0 million with a fixed rate of 2.35%, and one with a three-year term and a notional amount totaling $64.0 million with a fixed rate of 1.64%. On April 30, 2016 and January 31, 2016, the liability recorded related to interest rate swaps was $0.5 million and $1.0 million, respectively, with no unrealized gain or loss recorded in the condensed consolidated statements of operations for the ineffective portion of the change in fair value of the interest rate swap agreements.

Contractual Obligations
There has been no material change to our contractual obligations as disclosed in our 2016 Annual Report.

Off-Balance Sheet Arrangements
    On April 30, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth above under Note 15, “Commitments and Contingencies – Litigation,” contained in the notes to the condensed consolidated financial statements is incorporated herein by reference.

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Form 10-K for the year ended January 31, 2016, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

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

BAKERCORP INTERNATIONAL, INC.

Date:	June 14, 2016	By:	/s/ Robert Craycraft
Robert Craycraft
President and Chief Executive Officer

		By:	/s/ Raymond Aronoff
Raymond Aronoff
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document