Form 10-Q
period 2016-07-31
BakerCorp International, Inc.
filed 2016-09-12
CIK 1550377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
 FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no public market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, par value $0.01 per share, outstanding on September 5, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	July 31, 2016	January 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,637	$44,754
Accounts receivable, net of allowance for doubtful accounts of $4,518 and $4,502, respectively	57,509	62,420
Inventories, net	3,370	7,435
Prepaid expenses and other assets	5,249	4,800
Total current assets	99,765	119,409
Property and equipment, net	336,960	336,635
Goodwill	84,416	148,997
Other intangible assets, net	363,461	389,345
Other assets	2,938	708
Total assets	$887,540	$995,094
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$13,941	$18,727
Accrued expenses	21,290	23,969
Current portion of long-term debt (net of deferred financing costs of $2,992 and $2,914, respectively)	1,171	1,248
Total current liabilities	36,402	43,944
Long-term debt, net of current portion (net of deferred financing costs of $5,214 and $6,725, respectively)	635,445	636,016
Deferred tax liabilities	120,331	144,090
Fair value of interest rate swap liabilities	—	951
Share-based compensation liability	66	736
Other long-term liabilities	3,127	1,909
Total liabilities	795,371	827,646
Commitments and contingencies	—	—
Shareholder’s equity:
Common stock, $0.01 par value; 100,000 shares authorized; 100 shares issued and outstanding on July 31, 2016 and January 31, 2016	—	—
Additional paid-in capital	392,755	392,142
Accumulated other comprehensive loss	(35,861)	(39,667)
Accumulated deficit	(264,725)	(185,027)
Total shareholder’s equity	92,169	167,448
Total liabilities and shareholder’s equity	$887,540	$995,094

See Accompanying Notes to the Condensed Consolidated Financial Statements.

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Revenue:
Rental revenue	$51,444	$62,524	$103,765	$124,377
Sales revenue	3,762	4,518	8,696	9,461
Service revenue	7,994	11,165	15,771	23,138
Total revenue	63,200	78,207	128,232	156,976
Operating expenses:
Employee related expenses	24,267	26,202	48,957	57,466
Rental expenses	6,840	10,287	14,350	20,747
Repair and maintenance	2,874	2,867	5,187	5,821
Cost of goods sold	2,300	2,744	5,362	5,729
Facility expenses	6,649	6,847	13,605	14,275
Professional fees	1,126	953	2,218	1,967
Other operating expenses	3,398	3,740	6,982	7,938
Depreciation and amortization	15,075	16,399	30,184	32,718
Gain on sale of equipment	(976)	(642)	(1,634)	(1,163)
Impairment of goodwill and other intangible assets	—	—	84,046	—
Impairment of long-lived assets	439	—	439	319
Total operating expenses	61,992	69,397	209,696	145,817
Income (loss) from operations	1,208	8,810	(81,464)	11,159
Other expenses:
Interest expense, net	10,626	10,643	21,149	21,114
Foreign currency exchange loss (gain), net	731	376	238	(284)
Other income, net	(12)	—	(12)	—
Total other expenses, net	11,345	11,019	21,375	20,830
Loss before income tax benefit	(10,137)	(2,209)	(102,839)	(9,671)
Income tax benefit	(2,252)	(831)	(23,141)	(3,669)
Net loss	$(7,885)	$(1,378)	$(79,698)	$(6,002)

See Accompanying Notes to the Condensed Consolidated Financial Statements.

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
Net loss	$(7,885)	$(1,378)	$(79,698)	$(6,002)
Other comprehensive income (loss), net of tax
Unrealized gain on interest rate swap agreements, net of tax expense of $184, $172, $365 and $328, respectively	292	268	586	518
Change in foreign currency translation adjustments	(3,216)	(3,538)	3,220	(3,767)
Other comprehensive (loss) income	(2,924)	(3,270)	3,806	(3,249)
Total comprehensive loss	$(10,809)	$(4,648)	$(75,892)	$(9,251)

See Accompanying Notes to the Condensed Consolidated Financial Statements.

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended July 31,
	2016	2015
Operating activities
Net loss	$(79,698)	$(6,002)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	435	582
Provision for excess and obsolete inventory, net	—	7
Share-based compensation	(39)	517
Gain on sale of equipment	(1,634)	(1,163)
Depreciation and amortization	30,184	32,718
Amortization of deferred financing costs	1,432	1,352
Deferred income taxes	(24,326)	(3,494)
Amortization of above-market lease	(76)	(237)
Impairment of goodwill and other intangible assets	84,046	—
Impairment of long-lived assets	439	319
Changes in assets and liabilities:
Accounts receivable	4,571	337
Inventories	4,070	(2,226)
Prepaid expenses and other assets	(384)	483
Accounts payable and other liabilities	(6,264)	(4,294)
Net cash provided by operating activities	12,756	18,899
Investing activities
Purchases of property and equipment	(24,679)	(12,944)
Proceeds from sale of equipment	2,514	1,823
Net cash used in investing activities	(22,165)	(11,121)
Financing activities
Repayment of long-term debt	(2,081)	(2,081)
Return of capital to BakerCorp International Holdings, Inc.	(8)	(51)
Net cash used in financing activities	(2,089)	(2,132)
Effect of foreign currency translation on cash	381	(411)
Net (decrease) increase in cash and cash equivalents	(11,117)	5,235
Cash and cash equivalents, beginning of period	44,754	18,665
Cash and cash equivalents, end of period	$33,637	$23,900

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$19,731	$18,163
Income taxes	$1,191	$942
Non-cash financing and investing activities:
Return of capital to BakerCorp International Holdings, Inc. related to a settlement of options for shares of common stock in BakerCorp International Holdings Inc.	$8	$59

See Accompanying Notes to the Condensed Consolidated Financial Statements.

BakerCorp International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1. Organization, Description of Business, and Basis of Presentation
We are a provider of liquid and solid containment solutions, operating within a specialty sector of the broader industrial services industry. Our revenue is generated by providing rental equipment, customized solutions, and various services to our customers. We provide a wide variety of steel and polyethylene temporary storage tanks, roll-off containers, pumps, filtration, pipes, hoses and fittings, shoring, and related products to a broad range of customers for a number of applications. Tank and roll-off container applications include the storage of water, chemicals, waste streams, and solid waste. Pump applications include the pumping of groundwater, municipal waste, and other fluids. Filtration applications include the separation of various solids from liquids. We serve a variety of industries, including industrial and environmental remediation, refining, environmental services, construction, chemicals, transportation, power, municipal works, and oil and gas. We have branches within 22 states in the United States as well as branches in Canada, France, Germany, the Netherlands and the United Kingdom. For reporting purposes, a branch is defined as a location with at least one employee. As used herein, the terms “Company,” “we,” “us,” and “our” refer to BakerCorp International, Inc. and its subsidiaries, unless the context indicates to the contrary.

Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended January 31, 2016, included in our 2016 Annual Report on Form 10-K filed with the SEC on April 20, 2016. Certain prior-period amounts have been reclassified to conform to the current financial presentation.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly our results of operations and financial position for the interim periods. The results of operations for the three and six months ended July 31, 2016 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Note 2. Accounting Pronouncements
Recently Adopted Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU No. 2015-11”). ASU No. 2015-11 requires inventory to be measured “at the lower of cost and net realizable value.” Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. For nonpublic business entities, ASU No. 2015-11 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. We adopted this standard beginning May 1, 2016 on a prospective basis. There was no financial statement impact of adopting ASU No. 2015-11 during the three months ended July 31, 2016.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU No. 2015-05”). ASU No. 2015-05 amends ASC 350, “Intangibles - Goodwill and Other.” The amendments provide guidance as to whether a cloud computing arrangement includes a software license and, based on that determination, how to account for such arrangements. The amendments may be applied on either a prospective or retrospective basis. The provisions are effective for annual periods beginning after December 15, 2017, and interim periods in annual periods beginning after December 31, 2018. Early adoption is permitted. We adopted this standard beginning February 1, 2016 on a prospective basis. There was no financial statement impact of adopting ASU No. 2015-05 during the six months ended July 31, 2016.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”). ASU No. 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The update requires retrospective application and represents a change in accounting principle. ASU No. 2015-03 does not specifically address requirements for the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. In August 2015, the FASB issued ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” clarifying that debt issuance costs related to line-of-credit arrangements could be presented as an asset and amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The standard is effective for nonpublic entities for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. We adopted ASU No. 2015-03 and ASU No. 2015-15 beginning February 1, 2016 on a retrospective basis and elected to classify debt issuance costs including those related to line-of-credit arrangements as a direct reduction from the debt liability. The impact of retrospectively adopting the above guidance as of January 31, 2016 was a reduction of our total assets and liabilities as follows:

	January 31, 2016
(in thousands)	Previously Reported	Simplifying the Presentation of Debt Issuance Costs	Currently Reported
Prepaid expenses and other current assets	$5,018	$(218)	$4,800
Total current assets	119,627	(218)	119,409
Deferred financing costs, net	417	(417)	—
Total assets	995,729	(635)	995,094
Current portion of long-term debt	1,466	(218)	1,248
Total current liabilities	44,162	(218)	43,944
Long-term debt, net of current portion	636,433	(417)	636,016
Total liabilities	828,281	(635)	827,646
Total liabilities and shareholder’s equity	995,729	(635)	995,094

As a result of adopting ASU No. 2015-03 and ASU No. 2015-15, “Deferred financing costs, net” are no longer separately classified within total assets on our condensed consolidated balance sheets.

Recently Issued Accounting Pronouncements

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU No. 2016-12”). ASU No. 2016-12 provides clarification to Topic 606 on how to assess collectibility, present sales tax, treat noncash consideration, and account for completed and modified contracts at the time of transition. In addition, ASU No. 2016-12 clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. The standard is effective for non-public entities for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the impact the adoption of ASU No. 2016-12 will have on our consolidated financial statements.
In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU No. 2016-10”). ASU No. 2016-10 simplifies the guidance surrounding the identification of performance obligations and improves the implementation guidance on identifying licensing arrangements within customer contracts. The standard is effective for non-public entities for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the impact the adoption of ASU No. 2016-10 will have on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). ASU No. 2016-09 simplifies several aspects of the accounting for share-based payments transactions, including income tax consequences, classification of awards as either liability or equity, and classification on the statement of cash flows. The standard is effective for non-public entities for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. We are currently assessing the impact the adoption of ASU No. 2016-09 will have on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU No. 2016-08”). The amendments in ASU No. 2016-08 affect the guidance in ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2016-08 applies when a third party is involved in providing goods or services to a customer. In such circumstance, ASU No. 2016-08 requires an entity to determine whether the nature of its promise is to provide the specified good or service itself to the customer (that is, the entity is a principal) or to arrange for that good or service to be provided by the third party to the customer (that is, the entity is an agent for the third party). If the entity is a principal, upon satisfying a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. If the entity is an agent, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the third party. The standard is effective for non-public entities for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the impact the adoption of ASU No. 2016-08 will have on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”). This amendment requires the recognition of lease assets and liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases” and increases the disclosure requirements surrounding these leases. For nonpublic business entities, ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. We are currently assessing the impact the adoption of ASU No. 2016-02 will have on our consolidated financial statements.

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

Note 3. Changes in Accumulated Other Comprehensive Loss

The following table includes the components of accumulated other comprehensive loss, net of tax, for the three months ended July 31, 2016:

(In thousands)	Unrealized Loss on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Balance at April 30, 2016	$(292)	$(32,645)	$(32,937)
Other comprehensive income (loss) before reclassifications	292	(3,216)	(2,924)
Net other comprehensive income (loss)	292	(3,216)	(2,924)
Balance at July 31, 2016	$—	$(35,861)	$(35,861)
(1)     Unrealized income on interest rate swap agreements is net of tax expense of $184 for the three months ended July 31, 2016.

The following table includes the components of accumulated other comprehensive loss, net of tax, for the three months ended July 31, 2015:

(In thousands)	Unrealized Loss on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Balance at April 30, 2015	$(1,426)	$(34,327)	$(35,753)
Other comprehensive income (loss) before reclassifications	268	(3,538)	(3,270)
Net other comprehensive income (loss)	268	(3,538)	(3,270)
Balance at July 31, 2015	$(1,158)	$(37,865)	$(39,023)
(1)     Unrealized income on interest rate swap agreements is net of tax expense of $172 for the three months ended July 31, 2015.

The following table includes the components of accumulated other comprehensive loss, net of tax, for the six months ended July 31, 2016:

(In thousands)	Unrealized Loss on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Balance at January 31, 2016	$(586)	$(39,081)	$(39,667)
Other comprehensive income before reclassifications	586	3,220	3,806
Net other comprehensive income	586	3,220	3,806
Balance at July 31, 2016	$—	$(35,861)	$(35,861)
(1)     Unrealized income on interest rate swap agreements is net of tax expense of $365 for the six months ended July 31, 2016.

The following table includes the components of accumulated other comprehensive loss, net of tax, for the six months ended July 31, 2015:

(In thousands)	Unrealized Loss on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Balance at January 31, 2015	$(1,676)	$(34,098)	$(35,774)
Other comprehensive income (loss) before reclassifications	518	(3,767)	(3,249)
Net other comprehensive income (loss)	518	(3,767)	(3,249)
Balance at July 31, 2015	$(1,158)	$(37,865)	$(39,023)
(1)     Unrealized income on interest rate swap agreements is net of tax expense of $328 for the six months ended July 31, 2015.

Note 4. Inventories, Net

Inventories, net consisted of the following:

(In thousands)	July 31, 2016	January 31, 2016
Components	$1,096	$4,142
Work-in-process	318	1,018
Finished goods	2,756	3,075
Less: inventory reserve	(800)	(800)
Inventories, net	$3,370	$7,435

Note 5. Property and Equipment, Net

Property and equipment, net consisted of the following on July 31, 2016:

(In thousands)	Cost	Accumulated Depreciation	Net Carrying Amount
Assets held for rent:
Spill protection berms	$3,446	$(2,435)	$1,011
Boxes	30,535	(13,559)	16,976
Filtration	13,510	(6,139)	7,371
Generators and light towers	458	(235)	223
Pipes, hoses and fittings	13,479	(10,151)	3,328
Non-steel containment	10,445	(4,860)	5,585
Pumps	57,860	(33,789)	24,071
Shoring	4,082	(3,162)	920
Steel containment	330,599	(83,474)	247,125
Tank trailers	1,817	(1,623)	194
Construction in progress	4,504	—	4,504
Total assets held for rent	470,735	(159,427)	311,308
Assets held for use:
Leasehold improvements	3,817	(2,332)	1,485
Machinery and equipment	43,159	(27,476)	15,683
Office furniture and equipment	5,211	(3,790)	1,421
Software	12,096	(7,280)	4,816
Construction in progress	2,247	—	2,247
Total assets held for use	66,530	(40,878)	25,652
Total	$537,265	$(200,305)	$336,960

Property and equipment, net consisted of the following on January 31, 2016:

(In thousands)	Cost	Accumulated Depreciation	Net Carrying Amount
Assets held for rent:
Spill protection berms	$4,705	$(3,718)	$987
Boxes	27,820	(12,361)	15,459
Filtration	11,419	(5,050)	6,369
Generators and light towers	375	(215)	160
Pipes, hoses and fittings	17,398	(13,876)	3,522
Non-steel containment	6,831	(2,093)	4,738
Pumps	55,067	(30,809)	24,258
Shoring	3,932	(2,918)	1,014
Steel containment	331,106	(76,804)	254,302
Tank trailers	1,817	(1,542)	275
Construction in progress	1,113	—	1,113
Total assets held for rent	461,583	(149,386)	312,197
Assets held for use:
Leasehold improvements	3,503	(2,147)	1,356
Machinery and equipment	40,239	(25,174)	15,065
Office furniture and equipment	4,864	(3,510)	1,354
Software	11,778	(6,149)	5,629
Construction in progress	1,034	—	1,034
Total assets held for use	61,418	(36,980)	24,438
Total	$523,001	$(186,366)	$336,635

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related carrying value of the asset to its estimated fair value.
During the three months ended July 31, 2016, certain assets that were on long-term rentals were returned in a condition beyond repair. We determined that the net book value of these assets exceeded the assets’ estimated fair value. The fair value was determined utilizing the discounted cash flow method income approach (a non-recurring Level 3 fair value measurement). Consequently, during the three months ended July 31, 2016, we recorded an impairment charge of $0.4 million in our North American segment.

Due to certain indicators of impairment identified during our interim impairment test of goodwill during the three months ended April 30, 2016 (see Note 6), we assessed our long-lived assets for impairment in North America. We tested the property and equipment for recoverability by comparing the sum of undiscounted cash flows to the carrying value of the North American reporting unit asset group and concluded there were no indicators of impairment.

During the three months ended April 30, 2015, we reassessed our plans for the use of certain internally developed software and decided to shift to a different platform which will provide the same services at a lower maintenance cost. We wrote down the value of the internally developed software as no future benefits were expected to be realized. Consequently, during the three months ended April 30, 2015, we recorded an impairment charge of $0.3 million.

Depreciation and amortization expense related to property and equipment for the three months ended July 31, 2016 and July 31, 2015 was $11.0 million and $12.3 million, respectively. Depreciation and amortization expense related to property and equipment for the six months ended July 31, 2016 and July 31, 2015 was $22.1 million and $24.5 million, respectively.

Note 6. Goodwill and Other Intangible Assets, Net

Goodwill

Goodwill by reportable segments were the following:

(In thousands)	North America			Europe
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Balance at January 31, 2016	$257,052	$(159,011)	$98,041	$50,956	—	$50,956
Impairments	—	(65,746)	(65,746)	—	—	—
Adjustments (1)	—	—	—	1,165	—	1,165
Balance at July 31, 2016	$257,052	$(224,757)	$32,295	$52,121	—	$52,121

(1)	The adjustments to goodwill were the result of fluctuations in foreign currency exchange rates used to translate the balance into U.S. dollars.

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

During the three months ended April 30, 2016, we encountered a reduction in our operating results in comparison to our forecast, primarily due to greater weakness in upstream oil and gas than anticipated, slower rebound in our construction business, and the delay of capital projects by refinery and power plants which can be seen through our lower volume of work with industrial service customers. As a result of the decline in demand for our products and services, we re-assessed our revenue and EBITDA forecast beginning with fiscal year 2017 using a bottoms-up approach, having conversations with our key customers, and performing an analysis on current market conditions and industry spending behavior. Based on our assessment, we noted that despite the recent stabilization of oil prices during the first quarter of fiscal year 2017, there will be continued uncertainty in the energy market resulting in a slow down in capital spend. As a result, during the first quarter of fiscal year 2017, we updated our projections to reflect the decline in activity for the remainder of fiscal year 2017, adjusted our forecast for the outer years to maintain similar growth rates as our previous forecast, and performed the first step of the goodwill impairment test.

Under the first step of the impairment test, we determined the carrying value of the North American reporting unit exceeded fair value. The fair value of the European reporting unit exceeded its carrying value, suggesting no indication of potential goodwill impairment. We then performed the second step of the impairment test for the North American reporting unit and calculated the implied fair value of goodwill, which was less than its carrying value. Based on our analysis, we recorded a non-cash goodwill impairment charge of $65.7 million in our North American reporting unit. This impairment charge, which is included under the caption “Impairment of goodwill and other intangible assets” in our condensed consolidated statements of operations for the six months ended July 31, 2016, does not impact our operations, compliance with our debt covenants or our cash flows.

In calculating the fair value of our North American reporting unit under the first step, we gave equal weight to the income approach, which analyzed projected discounted cash flows, and the market approach, which considered comparable public companies as well as comparable industry transactions. Under the income approach, we estimate future capital expenditures required to maintain our rental fleet under normalized operations and utilize the following Level 3 estimates and assumptions in the discounted cash flow analysis:

•	Long-term EBITDA margin range of 25.8% to 30.5%, reflecting our historical and forecasted profit margins;

•	Long-term revenue growth rate range of 3.0% to 8.0% based on long-term nominal growth rate potential;

•	A discount rate of 10.0% based on our weighted average cost of capital.

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

Other Intangible Assets, Net

The components of other intangible assets, net were the following:

	July 31, 2016			January 31, 2016
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Carrying amount:
Customer relationships (25 years) (1)	$401,216	$(82,918)	$318,298	$400,814	$(74,819)	$325,995
Customer backlog (2 years)	200	(200)	—	200	(200)	—
Developed technology (11 years) (1)	1,644	(395)	1,249	1,639	(319)	1,320
Trade name (Indefinite) (1)	43,914	—	43,914	62,030	—	62,030
Total carrying amount	$446,974	$(83,513)	$363,461	$464,683	$(75,338)	$389,345

(1)
$18.3 million of the total decrease in the gross intangible assets balance on July 31, 2016 compared to January 31, 2016 is due to the impairment charge recorded during the three months ended April 30, 2016 (see further details below). The offsetting increase was the result of fluctuations in the foreign currency exchange rates used to translate foreign intangible asset balances into U.S. dollars.

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

Due to certain indicators of impairment identified during our April 30, 2016 interim impairment test of goodwill, we assessed our indefinite and definite-lived intangible assets for impairment. Based on our analysis, we concluded that the carrying value of our indefinite-lived intangible asset (trade name) exceeded its fair value and recorded an impairment charge of $18.3 million in our North American reporting unit. This impairment charge, which is included under the caption “Impairment of goodwill and other intangible assets” in our condensed consolidated statements of operations for the six months ended July 31, 2016, does not impact our operations, compliance with our debt covenants or our cash flows. We estimated the fair value of our trade name using the relief-from-royalty method, which uses several significant assumptions, including an estimate of useful life and revenue projections that consider historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The following estimates and assumptions were also used in the relief-from-royalty method:

•	Royalty rate of 1.5% based on market observed royalty rates; and

•	A discount rate of 12.0% based on the required rate of return for the trade name asset.

There was no impairment recorded for our definite-lived intangible assets.

Amortization expense related to intangible assets for the three months ended July 31, 2016 and July 31, 2015 was $4.0 million and $4.1 million, respectively. Amortization expense related to intangible assets for the six months ended July 31, 2016 and July 31, 2015 was $8.1 million and $8.2 million, respectively. Estimated amortization expense for the fiscal periods ending January 31 is as follows:

(In thousands)	Estimated Amortization Expense
Remainder of the fiscal year ending January 31, 2017	$8,099
2018	16,198
2019	16,198
2020	16,198
2021	16,198
Thereafter	246,656
Total	$319,547

Note 7. Accrued Expenses
Accrued expenses consisted of the following:

(In thousands)	July 31, 2016	January 31, 2016
Accrued compensation	$9,895	$13,605
Accrued insurance	775	949
Accrued interest	3,349	3,351
Accrued professional fees	481	500
Accrued taxes	4,628	3,383
Other accrued expenses	2,162	2,181
Total accrued expenses	$21,290	$23,969

Note 8. Fair Value Measurements

Instruments Measured at Fair Value on a Recurring Basis
Instruments measured at fair value on a recurring basis are summarized below:

		July 31, 2016
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Share-based compensation liability	66	—	—	66
Total	$66	$—	$—	$66

		January 31, 2016
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liabilities	$951	$—	$951	$—
Share-based compensation liability	736	—	—	736
Total	$1,687	$—	$951	$736

As discussed in Note 10, “Derivatives,” our interest rate swap liabilities expired as of July 31, 2016. We did not enter into any new interest rate swap contracts during the three and six months ended July 31, 2016.
Interest expense related to our interest rate swap contracts during the three months ended July 31, 2016 and July 31, 2015 was $0.5 million and $0.5 million, respectively, and during the six months ended July 31, 2016 and July 31, 2015 was $1.0 million and $1.0 million, respectively.

Level 3 Valuations

When at least one significant valuation model assumption or input used to measure the fair value of financial assets or liabilities is unobservable in the market, they are deemed to be measured using Level 3 inputs. These Level 3 inputs may include pricing models, discounted cash flow methodologies or similar techniques where at least one significant model assumption or input is unobservable. We use Level 3 inputs to value our share-based compensation liability, which were based upon internal valuations, considering input from third parties, utilizing the following assumptions (See Note 12, “Stockholder’s Equity”):

•
Current Common Stock Value - We operate as a privately-owned company, and our stock does not and has not been traded on a market or an exchange. As such, we estimate the value of BakerCorp International Holdings (“BCI Holdings”) on a quarterly basis. If there have been no significant changes such as acquisitions, disposals, or loss of a major customer, etc. between our valuation analysis and the grant date of a stock option, we will continue to use that valuation. We determined the fair value of BCI Holdings common stock based on an analysis of the market approach and the income approach. Under the market approach, we estimated the fair value based on market multiples of EBITDA for comparable public companies.

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

We determined that a +/-10% change in the above assumptions would not have a significant impact to our financial statements to our reported net loss for the three and six months ended July 31, 2016. During the three and six months ended July 31, 2016, there were no transfers in or out of Level 3 instruments.

The following table provides a reconciliation of the beginning and ending balance of our share-based compensation liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Three Months Ended July 31, 2016
Level 3
(In thousands)	Share-based Compensation Liability
Beginning balance on April 30, 2016	$87
Total income included in operating expense	(21)
Balance at July 31, 2016	$66

Six Months Ended July 31, July 31, 2016
Level 3
(In thousands)	Share-based Compensation Liability
Beginning balance on January 31, 2016	$736
Total income included in operating expense	(670)
Balance at July 31, 2016	$66

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
Our long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes. The fair value of our long-term debt is estimated based on the latest sales price for similar instruments obtained from a third party (Level 2 inputs). On July 31, 2016 and January 31, 2016, the fair values of our senior notes and senior term loan were $204.0 million and $364.3 million, respectively, and $166.8 million and $341.8 million, respectively.

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

Note 9. Debt

Long-term debt consisted of the following:

(In thousands)	July 31, 2016	January 31, 2016
Senior term loan (LIBOR margin of 3.0%, and interest rate of 4.25%)	$404,821	$406,903
Senior unsecured notes	240,000	240,000
Total debt	644,821	646,903
Less deferred financing costs	(8,205)	(9,639)
Total debt less deferred financing costs	636,616	637,264
Less current portion (net of current portion of deferred financing costs of $2,992 and $2,914, respectively)	(1,171)	(1,248)
Long-term debt, net of current portion (net of long-term portion of deferred financing costs of $5,214 and $6,725, respectively)	$635,445	$636,016

On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”) ($45.0 million available on July 31, 2016) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”).

Credit Facility
On February 7, 2013, we entered into a first amendment to refinance our Credit Facility (the “First Amendment”). Pursuant to the First Amendment, we borrowed $384.2 million of term loans (the “Amended Senior Term Loan”) to refinance a like amount of term loans (the “Original Term Loan”) under the Credit Facility. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin, subject to a LIBOR floor of 1.25%. The LIBOR margin applicable to the Amended Senior Term Loan is 3.00%, which is 0.75% less than the LIBOR margin applicable to the Original Term Loan. In addition, (i) the Senior Term Loan maturity date was extended to February 7, 2020, provided that the maturity will be March 2, 2019 if the Amended Senior Term Loan is not repaid or refinanced on or prior to March 2, 2019, (ii) the Revolving Credit Facility maturity date was extended to February 7, 2018, and (iii) we obtained increased flexibility with respect to certain covenants and restrictions relating to our ability to incur additional debt, make investments, debt prepayments, and acquisitions. Principal on the Senior Term Loan is payable in quarterly installments of $1.0 million. Furthermore, the excess cash flow prepayment requirement is in effect until the maturity date.
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

On July 31, 2016, we did not have an outstanding balance on the Revolving Credit Facility; therefore, on July 31, 2016, we were not subject to a leverage test. Additionally, on July 31, 2016, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

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

Interest and Fees
Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. We amortized $0.7 million and $0.7 million of deferred financing costs during the three months ended July 31, 2016 and July 31, 2015, respectively, and $1.4 million and $1.4 million during the six months ended July 31, 2016 and July 31, 2015, respectively.
Interest and fees related to our Credit Facility and the Notes were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2016	2015	2016	2015
Credit Facility interest and fees(1)	$4,867	$4,901	$9,637	$9,651
Notes interest and fees (2)	5,274	5,246	10,541	10,486
Total interest and fees	$10,141	$10,147	$20,178	$20,137
(1)    Interest on the Amended Term Loan is payable quarterly based upon an interest rate of 4.25%.
(2)    Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt
On July 31, 2016, the schedule of minimum required principal payments relating to the Amended Senior Term Loan and the Notes for each of the twelve months ending January 31 are due according to the table below:

(In thousands)	Principal Payments on Debt
Remainder of the fiscal year ending January 31, 2017	$2,081
2018	4,163
2019	4,163
2020	634,414
Total	$644,821

Note 10. Derivatives

Cash Flow Hedges
We utilized interest rate derivative contracts to hedge cash flows related to the variable interest rate exposure on our debt. Our use of interest rate derivative contracts was not intended or designed to be used for trading or speculative purposes. For these interest rate swap contracts, we agreed to pay fixed interest rates while receiving a floating LIBOR. The purpose of holding these interest rate swap contracts was to hedge against the upward movement of LIBOR and the associated interest we pay on our external variable rate credit facilities. During the three months ended July 31, 2016, all three of our interest rate swaps expired. We did not enter into any new interest rate swaps during the three and six months ended July 31, 2016.

The fair value of the potential termination obligations related to our interest rate swaps, which were recorded within the “Fair value of interest rate swap liabilities” caption of our condensed consolidated balance sheets, were as follows:

(In thousands)	Notional Amount	Interest Rate	July 31, 2016	January 31, 2016
Interest rate swaps effective July 2011, expires July 2016 (1)	150,000	2.346%	$—	$825
Interest rate swap, effective July 2014, expires July 2016 (1)	64,000	1.639%	—	126
			$—	$951

(1)	These interest rate swaps require a fixed rate of interest in exchange for a variable interest rate based on a three-month LIBOR, subject to a 1.25% floor.

Until the time of expiration, we determined that the interest rate swap agreements were highly effective in offsetting future variable interest payments associated with the hedged portion of our term loans. During the six months ended July 31, 2016, no ineffectiveness was recorded into current period earnings.

The effective portion of the unrealized gain (loss) recognized in other comprehensive loss for our derivative instruments designated as cash flow hedges was the following:

	Three Months Ended		Six Months Ended July 31,
(In thousands)	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015
Unrealized gain, before income tax expense	$476	$440	$951	$846
Income tax expense	184	172	365	328
Total	$292	$268	$586	$518

Note 11. Income Taxes
The income tax benefit for the three and six months ended July 31, 2016 and July 31, 2015 is based on the estimated effective tax rate for the entire fiscal year. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as our estimates of pre-tax income and loss for the year fluctuate, including changes in the geographic mix of pre-tax income and loss.

The effective income tax rates for the three and six months ended July 31, 2016 were a benefit of 22.2% and 22.5%, respectively, compared to a benefit for the three and six months ended July 31, 2015 of 37.6% and 37.9%, respectively. The effective tax rates differ from the U.S. federal statutory rate primarily due to income taxed in foreign jurisdictions, state taxes, non-deductible meals and entertainment expenses, non-deductible goodwill impairment, and discrete items. The difference in effective income tax rates for the three and six months ended July 31, 2016 and July 31, 2015 primarily relates to a change in the estimated forecast of pre-tax book income and loss for each respective jurisdiction, which includes an impairment of non-deductible goodwill recorded during the six months ended July 31, 2016. Discrete items related primarily to excess shortfalls associated with the exercise, cancellation, and expiration of stock options, valuation allowance recorded on the state deferred taxes for net operating losses and change in state effective tax rate recorded during the six months ended July 31, 2016.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized. Our deferred tax assets primarily relate to federal net operating loss carry-forwards. Management believes we will realize the benefit of existing deferred tax assets based on the scheduled reversal of U.S. deferred tax liabilities, related to depreciation and amortization expenses not deductible for tax purposes, which is ordinary income and therefore of the same character as the temporary differences giving rise to the deferred tax assets. This reversal will occur in substantially similar time periods and in the same jurisdictions as the deferred tax assets. As such, the deferred tax liabilities are considered a source of income sufficient to support our U.S. deferred tax assets; therefore, a valuation allowance is not required on July 31, 2016.

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

Note 12. Shareholder’s Equity

Share-based Compensation
During June 2011, BCI Holdings adopted a share-based compensation plan, the BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). On September 12, 2013, the BCI Holdings’ Board of Directors amended the 2011 Plan by resolution to increase the number of shares of BCI Holdings common stock authorized for issuance under the 2011 Plan to 1,001,339 shares. On July 31, 2016, there were 232,920 shares available for grant. The amended 2011 Plan permits the granting of BCI Holdings stock options, nonqualified stock options and restricted stock to eligible employees and non-employee directors and consultants.

The following table summarizes stock option activity during the six months ended July 31, 2016:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)(1)	Weighted Average Term Remaining (in years)	Weighted Average Grant Date Fair Value
Outstanding, January 31, 2016	731,736	$83.67	$1,830	7.0
Granted	54,125	$85.00			$6.22
Exercised	(388)	$19.44	$1
Forfeited/cancelled/expired	(19,375)	$96.61
Outstanding, July 31, 2016	766,098	$83.47	$—	6.7
Vested and expected to vest, July 31, 2016	84,172	$71.06	$—	3.3
Exercisable, July 31, 2016	84,172	$71.06	$—	2.9

(1)
Aggregate intrinsic value in the table above represents the total pre-tax value that option holders would have received had all option holders exercised their options on July 31, 2016. The aggregate intrinsic value is the difference between the estimated fair market value of the BCI Holdings common stock at the end of the period and the option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of the BCI Holdings common stock.

As of July 31, 2016, there was $17.5 million of unrecognized pre-tax share-based compensation expense related to non-vested stock options of which $1.2 million we expect to recognize over a weighted average period of 0.8 years. We expect to recognize the remaining $16.3 million, which includes $8.1 million of unrecognized share-based compensation expense for the CEO’s options, upon a Change in Control or initial public offering (“IPO”) as defined in the 2011 Plan. During the six months ended July 31, 2016, we did not recognize any share-based compensation expense related to the CEO’s options.
The total fair value of options vested during the three and six months ended July 31, 2016 is zero and $0.1 million, respectively. The total fair value of options vested during the three and six months ended July 31, 2015 is $0.5 million and $1.1 million, respectively.

The share-based compensation expense included within employee related expenses in our condensed consolidated statement of operations was the following:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2016	2015	2016	2015
Non-cash share-based compensation (income) expense (1)	$233	$129	$(39)	$517

(1)
We remeasured certain options classified as liability awards and recorded decreases to non-cash share-based compensation expense of $0.0 million and $0.7 million during the three and six months ended July 31, 2016, respectively, and decreases to non-cash share-based compensation expense of $0.3 million and $0.4 million during the three and six months ended July 31, 2015, respectively.

The fair value of BCI Holdings stock options issued and classified as equity awards was determined using the Black-Scholes options pricing model utilizing the following weighted-average assumptions for each respective period:

	Six Months Ended July 31,
	2016	2015
Expected volatility	56%	45%
Expected dividends	—%	—%
Expected term	7.2 years	6.4 years
Risk-free interest rate	1.5%	1.6%

Liability Awards
We account for certain option awards as liability awards, as we determined cash settlement upon exercise is probable. We remeasured the fair value of these options on July 31, 2016 and decreased our liability to $0.1 million from the $0.7 million recognized on January 31, 2016. The quarterly re-measurement resulted in a decrease to our non-cash share-based compensation expense of $0.0 million and $0.7 million during the three and six months ended July 31, 2016, respectively.

The fair value of BCI Holdings stock options accounted for as liability awards were determined using the Black-Scholes option pricing model utilizing the following assumption for each respective period:

	Six Months Ended July 31,
	2016	2015
Expected volatility	60%	50%
Expected dividends	—%	—%
Expected term	1.1 years	3.0 years
Risk-free interest rate	0.5%	1.0%

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
Our operating and reportable segments are North America and Europe. Within each operating segment, there are common customers, common pricing structures, the ability and history of sharing equipment and resources, operational compatibility, commonality among regulatory environments, and relative geographic proximity. Our operating segments consist of the following:

•	the North American segment consists of branches located in the United States and Canada that provide equipment and services suitable across both of these North American countries.

•	the European segment consists of branches located in France, Germany, the Netherlands and the United Kingdom that provide equipment and services to customers in a number of European countries.

Selected statement of operations information for our reportable segments is the following:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2016	2015	2016	2015
Revenue
United States	$51,105	$67,973	$106,169	$137,684
Canada	1,632	1,795	3,042	3,362
North America	52,737	69,768	109,211	141,046
Europe	10,463	8,439	19,021	15,930
Total revenue	$63,200	$78,207	$128,232	$156,976
Depreciation and amortization
North America	$13,852	$15,251	$27,761	$30,451
Europe	1,223	1,148	2,423	2,267
Total depreciation and amortization	$15,075	$16,399	$30,184	$32,718
Interest expense, net
North America	$10,627	$10,643	$21,143	$21,114
Europe	(1)	—	6	—
Total interest expense, net	$10,626	$10,643	$21,149	$21,114
Income tax (benefit) expense
North America	$(3,072)	$(1,201)	$(24,417)	$(4,201)
Europe	820	370	1,276	532
Total income tax benefit	$(2,252)	$(831)	$(23,141)	$(3,669)
Net (loss) income
North America (1)	$(9,933)	$(2,471)	$(82,775)	$(8,137)
Europe (1)	2,048	1,093	3,077	2,135
Total net loss	$(7,885)	$(1,378)	$(79,698)	$(6,002)

(1)
During the three and six months ended July 31, 2016 and July 31, 2015, we included $1.1 million and $1.7 million, respectively, and $2.3 million and $2.8 million, respectively, of intersegment expense allocations from North America to Europe.

Total assets and long-liveds asset information are the following:

(In thousands)	July 31, 2016	January 31, 2016
Total assets
United States	$759,793	$873,419
Canada	9,675	8,917
North America	769,468	882,336
Europe	118,072	112,758
Total assets	$887,540	$995,094
Long-lived assets
United States	$279,596	$280,020
Canada	11,992	11,045
North America	291,588	291,065
Europe	45,372	45,570
Total long-lived assets	$336,960	$336,635

Note 14. Related Party Transactions

From time to time, we may enter into transactions with related parties. The accounting policies that we apply to our transactions with related parties are consistent with those applied in transactions with independent third parties.

Pursuant to a professional services agreement between us and Permira Advisers L.L.C. (the “Sponsor”), we agreed to pay the Sponsor an annual management fee of $0.5 million, payable quarterly, plus reasonable out-of-pocket expenses, in connection with the planning, strategy, and oversight support provided to management. We recorded aggregate management fees and expenses to the Sponsor of $0.1 million and $0.1 million during the three months ended July 31, 2016 and July 31, 2015, respectively, and $0.3 million and $0.3 million during the six months ended July 31, 2016 and July 31, 2015, respectively.

Note 15. Commitments and Contingencies
Litigation
We are involved in various legal actions arising in the ordinary course of conducting our business. These include claims relating to (i) personal injury or property damage involving equipment rented or sold by us, (ii) motor vehicle accidents involving our vehicles and our employees, (iii) employment-related matters, and (iv) environmental matters. We do not believe that the ultimate disposition of these matters will have a material adverse effect on our condensed consolidated financial position, results of operations, or cash flow. We expense legal fees in the period in which they are incurred.

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

Condensed Consolidating Balance Sheet
July 31, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$21,684	$11,953	$—	$33,637
Accounts receivable, net	—	45,173	12,336	—	57,509
Inventories, net	—	3,309	61	—	3,370
Prepaid expenses and other assets	63	3,373	1,813	—	5,249
Total current assets	63	73,539	26,163	—	99,765
Property and equipment, net	—	279,596	57,364	—	336,960
Goodwill	—	32,295	52,121	—	84,416
Other intangible assets, net	—	340,760	22,701	—	363,461
Deferred tax assets	38,744	76,869	123	(115,736)	—
Other assets	—	2,574	364	—	2,938
Investment in subsidiaries	342,995	113,165	—	(456,160)	—
Total assets	$381,802	$918,798	$158,836	$(571,896)	$887,540
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$19	$11,908	$2,014	$—	$13,941
Accrued expenses	3,348	13,886	4,056	—	21,290
Current portion of long-term debt, net	1,171	—	—	—	1,171
Intercompany balances	(351,462)	319,389	32,073	—	—
Total current liabilities	(346,924)	345,183	38,143	—	36,402
Long-term debt, net of current portion	635,445	—	—	—	635,445
Deferred tax liabilities	1,112	227,483	7,472	(115,736)	120,331
Share-based compensation liability	—	66	—	—	66
Other long-term liabilities	—	3,071	56	—	3,127
Total liabilities	289,633	575,803	45,671	(115,736)	795,371
Total shareholder’s equity	92,169	342,995	113,165	(456,160)	92,169
Total liabilities and shareholder’s equity	$381,802	$918,798	$158,836	$(571,896)	$887,540

Condensed Consolidating Balance Sheet
January 31, 2016
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$34,014	$10,740	$—	$44,754
Accounts receivable, net	—	53,271	9,149	—	62,420
Inventories, net	—	7,378	57	—	7,435
Prepaid expenses and other current assets	30	3,053	1,717	—	4,800
Total current assets	30	97,716	21,663	—	119,409
Property and equipment, net	—	280,020	56,615	—	336,635
Goodwill	—	98,041	50,956	—	148,997
Other intangible assets, net	—	366,788	22,557	—	389,345
Deferred tax assets	36,956	68,776	121	(105,853)	—
Other long-term assets	—	571	137	—	708
Investment in subsidiaries	411,895	107,700	—	(519,595)	—
Total assets	$448,881	$1,019,612	$152,049	$(625,448)	$995,094
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$57	$16,749	$1,921	$—	$18,727
Accrued expenses	3,364	17,305	3,300	—	23,969
Current portion of long-term debt, net	1,248	—	—	—	1,248
Intercompany balances	(361,315)	329,503	31,812	—	—
Total current liabilities	(356,646)	363,557	37,033	—	43,944
Long-term debt, net of current portion	636,016	—	—	—	636,016
Deferred tax liabilities	1,112	241,564	7,267	(105,853)	144,090
Fair value of interest rate swap liabilities	951	—	—	—	951
Share-based compensation liability	—	736	—	—	736
Other long-term liabilities	—	1,860	49	—	1,909
Total liabilities	281,433	607,717	44,349	(105,853)	827,646
Total shareholder’s equity	167,448	411,895	107,700	(519,595)	167,448
Total liabilities and shareholder’s equity	$448,881	$1,019,612	$152,049	$(625,448)	$995,094

Condensed Consolidating Statement of Operations
For the Three Months Ended July 31, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$51,107	$12,093	$—	$63,200
Operating expenses:
Employee related expenses	14	21,169	3,084	—	24,267
Rental expense	—	5,822	1,018	—	6,840
Repair and maintenance	—	2,642	232	—	2,874
Cost of goods sold	—	2,133	167	—	2,300
Facility expense	3	5,971	675	—	6,649
Professional fees	9	921	196	—	1,126
Other operating expenses	136	1,614	1,648	—	3,398
Depreciation and amortization	—	13,561	1,514	—	15,075
Gain on sale of equipment	—	(969)	(7)	—	(976)
Impairment of long-lived assets	—	439	—	—	439
Total operating expenses	162	53,303	8,527	—	61,992
(Loss) income from operations	(162)	(2,196)	3,566	—	1,208
Other expenses:
Interest expense, net	10,614	12	—	—	10,626
Foreign currency exchange loss, net	—	205	526	—	731
Other income, net	—	(12)	—	—	(12)
Total other expenses, net	10,614	205	526	—	11,345
(Loss) income before income tax (benefit) expense	(10,776)	(2,401)	3,040	—	(10,137)
Income tax (benefit) expense	(1,070)	(1,947)	765	—	(2,252)
(Loss) income before equity in net earnings of subsidiaries	(9,706)	(454)	2,275	—	(7,885)
Equity in net earnings of subsidiaries	1,821	2,275	—	(4,096)	—
Net (loss) income	$(7,885)	$1,821	$2,275	$(4,096)	$(7,885)

Condensed Consolidating Statement of Operations
For the Three Months Ended July 31, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$67,975	$10,232	$—	$78,207
Operating expenses:
Employee related expenses	35	23,313	2,854	—	26,202
Rental expense	—	9,303	984	—	10,287
Repair and maintenance	—	2,706	161	—	2,867
Cost of goods sold	—	2,649	95	—	2,744
Facility expense	8	6,078	761	—	6,847
Professional fees	9	924	20	—	953
Other operating expenses	154	1,158	2,428	—	3,740
Depreciation and amortization	—	14,950	1,449	—	16,399
Gain on sale of equipment	—	(582)	(60)	—	(642)
Total operating expenses	206	60,499	8,692	—	69,397
(Loss) income from operations	(206)	7,476	1,540	—	8,810
Other expenses:
Interest expense, net	10,638	5	—	—	10,643
Foreign currency exchange loss (gain)	—	424	(48)	—	376
Total other expenses, net	10,638	429	(48)	—	11,019
(Loss) income before income tax (benefit) expense	(10,844)	7,047	1,588	—	(2,209)
Income tax (benefit) expense	(1,036)	(168)	373	—	(831)
(Loss) income before equity in net earnings of subsidiaries	(9,808)	7,215	1,215	—	(1,378)
Equity in net earnings of subsidiaries	8,430	1,215	—	(9,645)	—
Net (loss) income	$(1,378)	$8,430	$1,215	$(9,645)	$(1,378)

Condensed Consolidating Statement of Operations
For the Six Months Ended July 31, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$106,169	$22,063	$—	$128,232
Operating expenses:
Employee related expenses	46	42,553	6,358	—	48,957
Rental expense	—	12,536	1,814	—	14,350
Repair and maintenance	—	4,774	413	—	5,187
Cost of goods sold	—	5,088	274	—	5,362
Facility expense	11	12,226	1,368	—	13,605
Professional fees	61	1,828	329	—	2,218
Other operating expenses	294	3,551	3,137	—	6,982
Depreciation and amortization	—	27,194	2,990	—	30,184
Gain on sale of equipment	—	(1,617)	(17)	—	(1,634)
Impairment of goodwill and other intangible assets	—	84,046	—	—	84,046
Impairment of long-lived assets	—	439	—	—	439
Total operating expenses	412	192,618	16,666	—	209,696
(Loss) income from operations	(412)	(86,449)	5,397	—	(81,464)
Other expenses:
Interest expense, net	21,131	12	6	—	21,149
Foreign currency exchange loss (gain), net	—	(404)	642	—	238
Other income, net	—	(12)	—	—	(12)
Total other expenses (income), net	21,131	(404)	648	—	21,375
(Loss) income before income tax (benefit) expense	(21,543)	(86,045)	4,749	—	(102,839)
Income tax (benefit) expense	(2,153)	(22,172)	1,184	—	(23,141)
(Loss) income before equity in net earnings of subsidiaries	(19,390)	(63,873)	3,565	—	(79,698)
Equity in net earnings of subsidiaries	(60,308)	3,565	—	56,743	—
Net (loss) income	$(79,698)	$(60,308)	$3,565	$56,743	$(79,698)

Condensed Consolidating Statement of Operations
For the Six Months Ended July 31, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$137,685	$19,291	$—	$156,976
Operating expenses:
Employee related expenses	71	51,505	5,890	—	57,466
Rental expense	—	18,859	1,888	—	20,747
Repair and maintenance	—	5,459	362	—	5,821
Cost of goods sold	—	5,561	168	—	5,729
Facility expense	15	12,798	1,462	—	14,275
Professional fees	18	1,848	101	—	1,967
Other operating expenses	289	3,630	4,019	—	7,938
Depreciation and amortization	—	29,840	2,878	—	32,718
(Gain) loss on sale of equipment	—	(1,088)	(75)	—	(1,163)
Impairment of long-lived assets	—	319	—	—	319
Total operating expenses	393	128,731	16,693	—	145,817
(Loss) income from operations	(393)	8,954	2,598	—	11,159
Other expenses:
Interest expense, net	21,103	11	—	—	21,114
Foreign currency exchange loss (gain)	—	138	(422)	—	(284)
Total other expenses (income)	21,103	149	(422)	—	20,830
(Loss) income before income tax benefit	(21,496)	8,805	3,020	—	(9,671)
Income tax (benefit) expense	(2,025)	(2,141)	497	—	(3,669)
(Loss) income before equity in net earnings of subsidiaries	(19,471)	10,946	2,523	—	(6,002)
Equity in net earnings of subsidiaries	13,469	2,523	—	(15,992)	—
Net (loss) income	$(6,002)	$13,469	$2,523	$(15,992)	$(6,002)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Three Months Ended July 31, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(7,885)	$1,821	$2,275	$(4,096)	$(7,885)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $184	292	—	—	—	292
Change in foreign currency translation adjustments	—	—	(3,216)	—	(3,216)
Other comprehensive income (loss)	292	—	(3,216)	—	(2,924)
Total comprehensive (loss) income	$(7,593)	$1,821	$(941)	$(4,096)	$(10,809)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Three Months Ended July 31, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(1,378)	$8,430	$1,215	$(9,645)	$(1,378)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $172	268	—	—	—	268
Change in foreign currency translation adjustments	—	—	(3,538)	—	(3,538)
Other comprehensive income (loss)	268	—	(3,538)	—	(3,270)
Total comprehensive (loss) income	$(1,110)	$8,430	$(2,323)	$(9,645)	$(4,648)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Six Months Ended July 31, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(79,698)	$(60,308)	$3,565	$56,743	$(79,698)
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $365	586	—	—	—	586
Change in foreign currency translation adjustments	—	—	3,220	—	3,220
Other comprehensive income	586	—	3,220	—	3,806
Total comprehensive (loss) income	$(79,112)	$(60,308)	$6,785	$56,743	$(75,892)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Six Months Ended July 31, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(6,002)	$13,469	$2,523	$(15,992)	$(6,002)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $328	518	—	—	—	518
Change in foreign currency translation adjustments	—	—	(3,767)	—	(3,767)
Other comprehensive income (loss)	518	—	(3,767)	—	(3,249)
Total comprehensive (loss) income	$(5,484)	$13,469	$(1,244)	$(15,992)	$(9,251)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended July 31, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(79,698)	$(60,308)	$3,565	$56,743	$(79,698)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	—	510	(75)	—	435
Share-based compensation expense	46	(85)	—	—	(39)
Gain on sale of equipment	—	(1,617)	(17)	—	(1,634)
Depreciation and amortization	—	27,194	2,990	—	30,184
Amortization of deferred financing costs	1,432	—	—	—	1,432
Deferred income taxes	(2,152)	(22,174)	—	—	(24,326)
Amortization of above market lease	—	(76)	—	—	(76)
Impairment of goodwill and other intangible assets	—	84,046	—	—	84,046
Impairment of long-lived assets	—	439	—	—	439
Equity in net earnings of subsidiaries, net of taxes	60,308	(3,565)	—	(56,743)	—
Changes in assets and liabilities:
Accounts receivable	—	7,588	(3,017)	—	4,571
Inventories	—	4,069	1	—	4,070
Prepaid expenses and other assets	(33)	(388)	37	—	(384)
Accounts payable and other liabilities	(54)	(6,982)	772	—	(6,264)
Net cash (used in) provided by operating activities	(20,151)	28,651	4,256	—	12,756
Investing activities
Purchases of property and equipment	—	(22,201)	(2,478)	—	(24,679)
Proceeds from sale of equipment	—	2,401	113	—	2,514
Net cash used in investing activities	—	(19,800)	(2,365)	—	(22,165)
Financing activities
Intercompany investments and loans	22,240	(21,181)	(480)	(579)	—
Repayments of long-term debt	(2,081)	—	—	—	(2,081)
Return of capital to BakerCorp International Holdings, Inc.	(8)	—	—	—	(8)
Net cash provided by (used in) financing activities	20,151	(21,181)	(480)	(579)	(2,089)
Effect of foreign currency translation on cash	—	—	(198)	579	381
Net (decrease) increase in cash and cash equivalents	—	(12,330)	1,213	—	(11,117)
Cash and cash equivalents, beginning of period	—	34,014	10,740	—	44,754
Cash and cash equivalents, end of period	$—	$21,684	$11,953	$—	$33,637

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended July 31, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(6,002)	$13,469	$2,523	$(15,992)	$(6,002)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts, net	—	570	12	—	582
Provision for excess and obsolete inventory, net	—	7	—	—	7
Share-based compensation expense	71	446	—	—	517
(Gain) loss on sale of equipment	—	(1,088)	(75)	—	(1,163)
Depreciation and amortization	—	29,840	2,878	—	32,718
Amortization of deferred financing costs	1,352	—	—	—	1,352
Deferred income taxes	(2,024)	(1,470)	—	—	(3,494)
Amortization of above market lease	—	(237)	—	—	(237)
Impairment of long-lived assets	—	319	—	—	319
Equity in net earnings of subsidiaries, net of taxes	(13,469)	(2,523)	—	15,992	—
Changes in assets and liabilities:
Accounts receivable	—	2,582	(2,245)	—	337
Inventories	—	(2,153)	(73)		(2,226)
Prepaid expenses and other current assets	(55)	(1,271)	1,809	—	483
Accounts payable and other liabilities	(99)	(3,782)	(413)	—	(4,294)
Net cash (used in) provided by operating activities	(20,226)	34,709	4,416	—	18,899
Investing activities
Purchases of property and equipment	—	(11,498)	(1,446)	—	(12,944)
Proceeds from sale of equipment	—	1,663	160	—	1,823
Net cash used in investing activities	—	(9,835)	(1,286)	—	(11,121)
Financing activities
Intercompany investments and loans	22,358	(23,955)	843	754	—
Repayment of long-term debt	(2,081)	—	—	—	(2,081)
Return of capital to BakerCorp International Holdings, Inc.	(51)	—	—	—	(51)
Net cash provided by (used in) financing activities	20,226	(23,955)	843	754	(2,132)
Effect of foreign currency translation on cash	—	—	343	(754)	(411)
Net increase in cash and cash equivalents	—	919	4,316	—	5,235
Cash and cash equivalents, beginning of period	—	14,407	4,258	—	18,665
Cash and cash equivalents, end of period	$—	$15,326	$8,574	$—	$23,900

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis includes historical and forward-looking information that should be read in conjunction with the accompanying condensed consolidated financial statements included in this quarterly report and our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2016. The following tables show our selected condensed consolidated historical financial data for the stated periods. The financial information presented may not be indicative of our future performance. The following discussion and analysis provides information we believe is relevant to assess and understand our condensed consolidated results of operations and financial condition. The discussion includes the following:

•	Overview;

•	Critical Accounting Policies, Estimates, and Judgments;

•	Results of Operations; and

•	Liquidity and Capital Resources.

Overview

Business
We are a provider of liquid and solid containment solutions operating within the specialty sector of the broader industrial services industry. We provide equipment rental, service and sales to our customers through a solution-oriented approach often involving multiple products. We provide our containment solutions within the United States through a national network with the capability to serve customers in all 50 states as well as a growing number of international customers in Europe and Canada. We maintain one of the largest and most diverse liquid and solid containment rental fleets in the industry consisting of more than 25,000 units, including steel tanks, polyethylene tanks, modular tanks, roll-off boxes, pumps, pipes, hoses and fittings, filtration, tank trailers, berms, and trench shoring equipment.

We serve customers in over 15 industries, including industrial and environmental services, environmental remediation, construction, chemicals, transportation, power, municipal works, and oil and gas. During the six months ended July 31, 2016, no single customer accounted for more than 10% of our total revenue.

The demand for our services in the upstream segment of the oil and gas industry, which comprised 8.1% and 9.3% of our total revenue for the three and six months ended July 31, 2016, respectively, depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile and the substantial reductions in crude oil prices that began in October 2014, and continued into 2015 and 2016, have resulted in a decline in the level of drilling and production activity, reducing the demand for fluid containment solutions and water management services in the basins in which we operate. During the fiscal year ended January 31, 2016, we recorded charges totaling $182.8 million associated with the impairment of a portion of our goodwill and other intangible assets within our North American segment as a result of the sustained decline in oil prices, together with the projected market expectations of a slow recovery of such prices, making it more likely than not that the fair value of these assets had decreased below their respective carrying values.

During the three months ended April 30, 2016, we encountered a reduction in our operating results in comparison to our forecast, primarily due to greater weakness in upstream oil and gas than anticipated, slower rebound in our construction business, and the delay of capital projects by refinery and power plants which can be seen through our lower volume of work with industrial service customers. As a result of the recent decline in demand for our products and services, we re-assessed our revenue and EBITDA forecast beginning with fiscal year 2017 using a bottoms-up approach, having conversations with our key customers, and performing an analysis on current market conditions and industry spending behavior. Based on our assessment, we noted that despite the recent stabilization of oil prices during the first quarter of fiscal year 2017, there will be continued uncertainty in the energy market resulting in a slowdown in capital spend. As a result, we updated our projections to reflect the slowdown in activity for the remainder of fiscal year 2017, adjusted our forecast for the outer years to maintain similar growth rates as our previous forecast, and performed the first step of the goodwill impairment test. See Note 6, “Goodwill and Other Intangible Assets, Net” of the “Notes to the Condensed Consolidated Financial Statements” for additional details. We recorded non-cash charges totaling $84.0 million associated with the impairment of a portion of our goodwill and other intangible assets within the North American segment. Further volatility in oil and natural gas prices and secondary markets could result in the recognition of additional impairment charges on our goodwill, intangible assets and property and equipment associated with our North American operations.

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

•
Achieve Operational Excellence by Continuously Developing our Systems and Processes. We are focused on company-wide process improvements such as cost leverage initiatives, equipment rent ready optimization for the branch network, fleet optimization through our newly developed Asset Management System (“AMS”) and advanced Quality Management System (“QMS”).

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

Geographic Operations

Our branches and employees by reportable segment were the following:

	July 31, 2016	July 31, 2015	Change
Branches:
Number of branches-North American Segment	48	52	(4)
Number of branches-European Segment	11	12	(1)
Total branches	59	64	(5)
Employees:
Number of employees-North American Segment	770	883	(113)
Number of employees-European Segment	122	113	9
Total employees	892	996	(104)

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

Critical Accounting Policies, Estimates, and Judgments
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, judgments and assumptions, including those related to revenue recognition, allowances for doubtful accounts, warranties, inventory valuation, customer rebates, sales returns and allowances, medical insurance claims, litigation accruals, impairment of long-lived assets, intangible assets and goodwill, depreciation, contingencies, income taxes, share-based compensation (expense and liability), and derivatives. We believe our estimates, judgments and assumptions are reasonable; however, actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the six months ended July 31, 2016 to the items that we disclosed as our critical accounting policies, estimates, and judgments included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

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

Condensed Consolidated Statements of Operations (unaudited)

The following table presents our results of operations as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2016		2015		2016		2015
(In thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Rental revenue	$51,444	81.4%	$62,524	79.9%	$103,765	80.9%	$124,377	79.2%
Sales revenue	3,762	6.0%	4,518	5.8%	8,696	6.8%	9,461	6.0%
Service revenue	7,994	12.6%	11,165	14.3%	15,771	12.3%	23,138	14.8%
Total revenue	63,200	100.0%	78,207	100.0%	128,232	100.0%	156,976	100.0%
Operating expenses:
Employee related expenses	24,267	38.4%	26,202	33.5%	48,957	38.2%	57,466	36.6%
Rental expenses	6,840	10.8%	10,287	13.2%	14,350	11.2%	20,747	13.2%
Repair and maintenance	2,874	4.5%	2,867	3.7%	5,187	4.0%	5,821	3.7%
Cost of goods sold	2,300	3.6%	2,744	3.5%	5,362	4.2%	5,729	3.6%
Facility expenses	6,649	10.5%	6,847	8.8%	13,605	10.6%	14,275	9.1%
Professional fees	1,126	1.8%	953	1.2%	2,218	1.7%	1,967	1.3%
Other operating expenses	3,398	5.4%	3,740	4.8%	6,982	5.4%	7,938	5.1%
Depreciation and amortization	15,075	23.9%	16,399	21.0%	30,184	23.5%	32,718	20.8%
Gain on sale of equipment	(976)	(1.5)%	(642)	(0.8)%	(1,634)	(1.3)%	(1,163)	(0.7)%
Impairment of goodwill and other intangible assets	—	—%	—	—%	84,046	65.5%	—	—%
Impairment of long-lived assets	439	0.7%	—	—%	439	0.3%	319	0.2%
Total operating expenses	61,992	98.1%	69,397	88.8%	209,696	163.3%	145,817	92.9%
Income (loss) from operations	1,208	1.9%	8,810	11.2%	(81,464)	(63.3)%	11,159	7.1%
Other expense:
Interest expense, net	10,626	16.8%	10,643	13.6%	21,149	16.5%	21,114	13.4%
Foreign currency exchange loss (gain), net	731	1.2%	376	0.5%	238	0.2%	(284)	(0.2)%
Other (income) expense, net	(12)	—%	—	—%	(12)	—%	—	—%
Total other expenses, net	11,345	18.0%	11,019	14.1%	21,375	16.7%	20,830	13.2%
Loss before income taxes	(10,137)	(16.1)%	(2,209)	(2.9)%	(102,839)	(80.0)%	(9,671)	(6.1)%
Income tax benefit	(2,252)	(3.6)%	(831)	(1.1)%	(23,141)	(18.0)%	(3,669)	(2.3)%
Net loss	$(7,885)	(12.5)%	$(1,378)	(1.8)%	$(79,698)	(62.0)%	$(6,002)	(3.8)%

Non-U.S. GAAP Financial Measures

The following is a reconciliation of our net loss to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2016	2015	2016	2015
Net loss	$(7,885)	$(1,378)	$(79,698)	$(6,002)
Interest expense, net	10,626	10,643	21,149	21,114
Income tax benefit	(2,252)	(831)	(23,141)	(3,669)
Depreciation and amortization	15,075	16,399	30,184	32,718
EBITDA	$15,564	$24,833	$(51,506)	$44,161
Foreign currency exchange loss (gain), net	731	376	238	(284)
Financing related costs	31	24	66	51
Severance related costs	535	—	584	712
Sponsor management fees	141	132	279	272
Share-based compensation expense (income)	233	129	(39)	517
Impairment of goodwill and other intangible assets	—	—	84,046	—
Impairment of long-lived assets	439	—	439	319
Branch closure and consolidation	(19)	236	85	508
Software license and other fees related to impaired asset	—	180	—	360
Other	371	327	308	721
Adjusted EBITDA (1)(2)	$18,026	$26,237	$34,500	$47,337
Adjusted EBITDA margin	28.5%	33.5%	26.9%	30.2%

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

Results of Operations
Three Months Ended July 31, 2016 Compared to July 31, 2015

	Three Months Ended July 31,
(In thousands, except Operating Data)	2016	2015	$ Change		% Change
North America
Rental revenue	$41,759	$54,744	$(12,985)		(23.7)%
Sales revenue	3,732	4,518	(786)		(17.4)%
Service revenue	7,246	10,506	(3,260)		(31.0)%
Total North America revenue	52,737	69,768	(17,031)		(24.4)%
Total operating expenses(3)	56,075	63,939	(7,864)		(12.3)%
(Loss) income from operations	(3,338)	5,829	(9,167)		(157.3)%
Europe
Rental revenue	9,685	7,780	1,905		24.5%
Sales revenue	30	—	30		100.0%
Service revenue	748	659	89		13.5%
Total European revenue	10,463	8,439	2,024		24.0%
Total operating expenses(3)	$5,917	$5,458	$459		8.4%
Income from operations	$4,546	$2,981	$1,565		52.5%
Consolidated
Total revenue	$63,200	$78,207	$(15,007)		(19.2)%
Total operating expenses	$61,992	$69,397	$(7,405)		(10.7)%
Total income from operations	$1,208	$8,810	$(7,602)		(86.3)%

Operating Data:
North America
Average utilization (1)	41.8%	53.2%	(1,140	) bps
Average daily rental rate (2)	$30.32	$31.97	$(1.65)		(5.2)%
Average number of rental units	23,515	23,280	235		1.0%
Europe
Average utilization (1)	55.0%	46.2%	880	bps
Average daily rental rate (2)	$88.45	$90.97	$(2.52)		(2.8)%
Average number of rental units	1,544	1,360	184		13.5%
Consolidated
Average utilization (1)	42.6%	52.9%	(1,030	) bps
Average daily rental rate (2)	$34.94	$34.79	$0.15		0.4%
Average number of rental units	25,059	24,640	419		1.7%

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

(3)
Total operating expenses by reporting segment excludes inter-segment allocations from North America to Europe of $1.1 million and $1.7 million for the three months ended July 31, 2016 and 2015, respectively.

Revenue

North America
Our North American segment revenue decreased as a result of the decreases in rental, sales and service revenues of $13.0 million, $0.8 million, and $3.3 million, respectively. Revenue from oil and gas customers decreased by $6.6 million, or 58.4%. The decline in oil and gas revenue was due to the factors mentioned in the Overview section of Management’s Discussion and Analysis.
Revenue, excluding oil and gas customers, decreased by $10.5 million, or 17.9%, primarily due to decreases in revenue related to our maintenance and environmental customers.

Rental Revenue
Rental revenue decreased primarily as a result of a 5.2% decrease in average daily rental rate, a 1,140 basis point decrease in average utilization, and a $3.8 million decrease in re-rent revenue, partially offset by a 1.0% increase in the average number of rental units. In addition to the decrease in revenue from oil and gas, maintenance and environmental customers, both utilization and rate declines were due to decreased capital spend at refineries and petrochemical plants, driving demand and pricing down across most product lines.

Sales Revenue
Sales revenue decreased as a result of lower pump, filtration media and bulk equipment sales.

Service Revenue
Service revenue decreased primarily due to less set-up revenue for pump-related projects and decreased hauling services.

Europe
Revenue from our European segment increased by $2.0 million, or 24.0%, due to increases in revenue from our maintenance and environmental customers.

Rental Revenue
Rental revenue increased by $1.9 million, or 24.5%, primarily due to a 880 basis point increase in average utilization and a 13.5% increase in the average number of rental units, partially offset by a 2.8% decrease in the average daily rate. The increase in the average number of rental units is primarily due to the introduction of the pump and filtration product lines in Europe during the fourth quarter of fiscal year 2016. Utilization increased through continued demand for steel tanks.

Operating Expenses

North America

The decrease in operating expenses is primarily attributable to the following:

•
$2.1 million decrease in employee related expenses primarily due to a $2.3 million decrease in payroll and payroll-related costs, partially offset by a $0.4 million increase in severance expense. The decrease in payroll and payroll-related costs was primarily driven by a 12.8% decrease in headcount from 883 as of July 31, 2015 to 770 as of July 31, 2016 and corporate cost reduction programs impacting certain employee benefits and overtime pay. The increase in severance expense is due to the termination of certain positions during the three months ended July 31, 2016.

•
$3.4 million decrease in rental expense due to a $2.6 million decrease in re-rent expense driven by lower re-rent revenue, a $0.6 million decrease in fuel expenses and a $0.2 million decrease in the use of outside freight vendors.

•
$1.4 million decrease in depreciation and amortization as we impaired certain aged equipment with limited utilization during the second quarter of fiscal year 2016 coupled with management efforts to dispose of aged equipment requiring significant maintenance costs and various assets becoming fully depreciated.

•	$0.4 million decrease in cost of goods sold driven by the decrease in sales revenue.

•	$0.4 million decrease in other operating expenses due to a $0.2 million decrease in bad debt expense and a $0.2 million decrease in various miscellaneous expenses.
The decrease in operating expenses is partially offset by the following:

•	$0.4 million increase in impairment of long-lived assets due to the return of assets from long-term rentals that were beyond repair.

Europe
The increase in European operating expenses was primarily due to an increase of $0.1 million in employee related expenses, $0.2 million increase in professional fees and a $0.2 million increase in various other operating expenses. Employee related expenses increased primarily due to an increase in headcount of 9 employees, or 8.0%, from 113 employees on July 31, 2015 to 122 employees on July 31, 2016. Professional fees increased primarily due to higher legal costs.

Income Tax Benefit
Income tax benefit during the three months ended July 31, 2016 increased by $1.4 million to $2.3 million from $0.8 million during the three months ended July 31, 2015. The tax benefit increase was primarily due to an increase in book losses, partially offset by discrete items for each of the respective periods.

Results of Operations
Six Months Ended July 31, 2016 Compared to July 31, 2015

	Six Months Ended July 31,
(In thousands, except Operating Data)	2016	2015	$ Change		% Change
North America
Rental revenue	$86,224	$109,767	$(23,543)		(21.4)%
Sales revenue	8,658	9,454	(796)		(8.4)%
Service revenue	14,330	21,825	(7,495)		(34.3)%
Total North America revenue	109,212	141,046	(31,834)		(22.6)%
Total operating expenses(3)	197,979	134,873	63,106		46.8%
(Loss) income from operations	(88,767)	6,173	(94,940)		(1,538.0)%
Europe
Rental revenue	17,541	14,610	2,931		20.1%
Sales revenue	38	7	31		442.9%
Service revenue	1,441	1,313	128		9.7%
Total European revenue	19,020	15,930	3,090		19.4%
Total operating expenses(3)	$11,717	$10,944	$773		7.1%
Income from operations	$7,303	$4,986	$2,317		46.5%
Consolidated
Total revenue	$128,232	$156,976	$(28,744)		(18.3)%
Total operating expenses	209,696	145,817	63,879		43.8%
Total (loss) income from operations	(81,464)	11,159	(92,623)		(830.0)%

Operating Data:
North America
Average utilization (1)	43.7%	54.1%	(1,040	) bps
Average daily rental rate (2)	$30.07	$31.81	$(1.74)		(5.5)%
Average number of rental units	23,302	23,858	(556)		(2.3)%
Europe
Average utilization (1)	50.8%	44.6%	620	bps
Average daily rental rate (2)	$88.33	$90.47	$(2.14)		(2.4)%
Average number of rental units	1,521	1,339	182		13.6%
Consolidated
Average utilization (1)	44.1%	53.6%	(950	) bps
Average daily rental rate (2)	$34.18	$34.43	$(0.25)		(0.7)%
Average number of rental units	24,823	25,196	(373)		(1.5)%

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

(3)
Total operating expenses by reporting segment excludes inter-segment allocations from North America to Europe of $2.3 million and $2.8 million for the six months ended July 31, 2016 and 2015, respectively.

Revenue

North America
Our North American segment revenue decreased as a result of decreases in rental, sales and service revenue of $23.5 million, $0.8 million and $7.5 million, respectively. Revenue from oil and gas customers decreased by $14.4 million, or 56.2%, during the six months ended July 31, 2016 compared to the six months ended July 31, 2015. The decline in oil and gas revenue was due to the factors mentioned in the Overview section of Management’s Discussion and Analysis.
Revenue, excluding oil and gas customers, decreased by $17.4 million, or 15.1%, primarily due to a decrease in revenue related to our maintenance, environmental, construction and mining customers.

Rental Revenue
Rental revenue decreased primarily as a result of a 5.5% decrease in average daily rental rate, a 2.3% decrease in the average number of rental units, 1,040 basis point decrease in average utilization, and a $6.5 million decrease in re-rent revenue. The average number of rental units decreased primarily due to management efforts to dispose of aged equipment requiring significant maintenance costs. In addition to the decrease in revenue from oil and gas, maintenance, environmental, construction and mining customers, both utilization and rate declines were due to decreased capital spend at refineries and petrochemical plants, driving demand and pricing down across most product lines.

Sales Revenue
Sales revenue decreased as a result of decreases in pumps and bulk equipment sales.

Service Revenue
Service revenue decreased primarily due to less set-up revenue for pump-related projects and decreased hauling services.

Europe
Total revenue from our European segment increased by $3.1 million, or 19.4%, primarily due to increases in maintenance and environmental revenues.

Rental Revenue
Rental revenue increased by $2.9 million, or 20.1%, primarily due to a 13.6% increase in the average number of rental units and a 620 basis point increase in average utilization, partially offset by a 2.4% decrease in average daily rate. The increase in the average number of rental units and utilization is primarily due to the introduction of the pump and filtration product lines in Europe during the fourth quarter of fiscal year 2016.

Operating Expenses

North America
Total operating expenses increased primarily due to $84.0 million of goodwill and other intangible asset impairment charges recorded during the first quarter of fiscal year 2017. See Note 6, “Goodwill and Other Intangible Assets, Net” of the “Notes to the Condensed Consolidated Financial Statements.” The increase in operating expenses were partially offset by the following:

•
$9.0 million decrease in employee related expenses primarily due to a $5.7 million decrease in payroll and payroll-related costs, a $1.2 million decrease in insurance costs, a $0.7 million decrease in bonus expense, a $0.6 million decrease in share-based compensation expense, a $0.5 million decrease in temporary labor costs, and $0.3 million in severance expense. The decrease in payroll and payroll-related costs was driven primarily by the impact of corporate cost reduction programs which affected certain employee benefits and overtime pay and a decrease in average headcount of 121 employees, or 13.1%, from 922 employees during the six months ended July 31, 2015 to 801 employees during the six months ended July 31, 2016. The decrease in insurance expense was driven by lower costs during the six months ended July 31, 2015 due to a change from self-insured to fully-insured health plans on July 1, 2014 and the associated premium increase. We reverted to a self-insured employee medical program effective July 1, 2015. The decrease in bonus expense was the result of our operating results being less than plan. The decrease in share-based compensation expense was primarily due to a $0.7 million decrease in expense related to the remeasurement of our stock options accounted for as liability awards. The decrease in temporary labor costs was primarily due to less project staffing requirements as a result of corporate cost reduction programs. The decrease in severance cost is due to the termination of certain positions in the prior year.

•
$6.3 million decrease in rental expense is primarily due to a $4.3 million decrease in re-rent expense driven by lower re-rent revenue, a $1.2 million decrease in fuel expenses, a $0.6 million decrease in the use of outside freight vendors, and a $0.2 million decrease in the rental equipment for branch use.

•	$0.7 million decrease in repair and maintenance expenses primarily due to the reversal of a regulatory liability that is no longer required at the level we initially anticipated.

•	$0.6 million decrease in facility expense due to reductions in data processing, property tax and miscellaneous office expenses.

•
$0.9 million decrease in other operating expenses primarily due to decreases of $0.2 million in travel expense, $0.3 million in customer entertainment costs, and $0.4 million in various other expenses.

•
$2.7 million decrease in depreciation and amortization as we impaired certain aged equipment with limited utilization in the third quarter of fiscal year 2016 coupled with management efforts to dispose of aged equipment requiring significant maintenance costs and various assets becoming fully depreciated.

•	$0.5 million increase in the gain on sale of equipment as a result of higher equipment sales.

Europe
Operating expenses for the European segment during the six months ended July 31, 2016 were $11.7 million, an increase of $0.8 million, or 7.1%, compared to the six months ended July 31, 2015. The increase in European operating expenses was primarily due to increases of $0.5 million, $0.2 million, and $0.2 million in employee related expenses, professional fees, and depreciation and amortization, respectively. Employee related expenses increased primarily due to a $0.3 million increase in payroll and payroll-related costs and a $0.2 million increase in bonus expense. The increase in payroll and payroll-related costs was driven by an increase in average headcount of 11 employees, or 9.9%, from 111 employees during the six months July 31, 2015 to 122 employees during the six months ended July 31, 2016. The increase in bonus expense was due to our improved operating results. Professional fees increased primarily due to higher legal and accounting costs. Depreciation and amortization increased due to an increase in capital expenditures.

Income Tax Benefit
Income tax benefit during the six months ended July 31, 2016 increased by $19.5 million primarily due to an increase in book losses, partially offset by an impairment of non-deductible goodwill recorded during the six months ended July 31, 2016.

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

Cash and cash equivalents by geography were the following:

(In thousands)	July 31, 2016	January 31, 2016	$ Change	% Change
United States	$21,685	$34,014	$(12,329)	(36.2)%
Europe	11,038	9,738	1,300	13.3%
Canada	914	1,002	(88)	(8.8)%
Total cash and cash equivalents	$33,637	$44,754	$(11,117)	(24.8)%

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

Debt
On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”) ($45.0 million available on July 31, 2016) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”). (Refer to Note 9, “Debt” of the notes to the condensed consolidated financial statements for further details.)

Credit Facility

On February 7, 2013, we entered into a first amendment to refinance our Credit Facility (the “First Amendment”). Pursuant to the First Amendment, we borrowed $384.2 million of term loans (the “Amended Senior Term Loan”) to refinance a like amount of term loans (the “Original Term Loan”) under the Credit Facility. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin, subject to a LIBOR floor of 1.25%. The LIBOR margin applicable to the Amended Senior Term Loan is 3.00%, which is 0.75% less than the LIBOR margin applicable to the Original Term Loan. In addition, (i) the Senior Term Loan maturity date was extended to February 7, 2020, provided that the maturity will be March 2, 2019 if the Amended Senior Term Loan is not repaid or refinanced on or prior to March 2, 2019, (ii) the Revolving Credit Facility maturity date was extended to February 7, 2018, and (iii) we obtained increased flexibility with respect to certain covenants and restrictions relating to the Company’s ability to incur additional debt, make investments, debt prepayments, and acquisitions. Principal on the Senior Term Loan is payable in quarterly installments of $1.0 million. Furthermore, the excess cash flow prepayment requirement is in effect until the maturity date.

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

Under the Credit Facility, we may be required to satisfy and maintain a total leverage ratio not in excess of the leverage ratio 6.00:1.00 if there is an outstanding balance on the Revolving Credit Facility of 25% or more of the committed amount on any quarter end. The total leverage ratio is calculated as our net debt (total debt less cash and cash equivalents) divided by our trailing twelve months’ adjusted EBITDA. On July 31, 2016, we did not have an outstanding balance on the Revolving Credit Facility; therefore, on July 31, 2016, we were not subject to a leverage test. Additionally, on July 31, 2016, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

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

Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. We amortized $0.7 million of deferred financing costs during the three months ended July 31, 2016 and July 31, 2015, and $1.4 million during the six months ended July 31, 2016 and July 31, 2015, respectively.

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

Interest and Fees
Interest and fees related to our Credit Facility and the Notes were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2016	2015	2016	2015
Credit Facility interest and fees(1)	$4,867	$4,901	$9,637	$9,651
Notes interest and fees (2)	5,274	5,246	10,541	10,486
Total interest and fees	$10,141	$10,147	$20,178	$20,137

(1)	Interest on the Amended Term Loan is payable quarterly based upon an interest rate of 4.25%.

(2)	Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt
On July 31, 2016, the schedule of minimum required principal payments relating to the Credit Facility and the Notes for each of the twelve months ending January 31 are due according to the table below:

(In thousands)	Principal Payments on Debt
Remainder of the fiscal year ending January 31, 2017	$2,081
2018	4,163
2019	4,163
2020	634,414
Total	$644,821

Sources and Uses of Cash
Our sources and uses of cash for selected line items in our condensed consolidated statements of cash flows were as follows:

	Six Months Ended July 31,
(In thousands)	2016	2015	$ Change
Net loss	$(79,698)	$(6,002)	$(73,696)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	435	582	(147)
Provision for excess and obsolete inventory, net	—	7	(7)
Share-based compensation expense	(39)	517	(556)
Gain on sale of equipment	(1,634)	(1,163)	(471)
Depreciation and amortization	30,184	32,718	(2,534)
Amortization of deferred financing costs	1,432	1,352	80
Deferred income taxes	(24,326)	(3,494)	(20,832)
Amortization of above-market lease	(76)	(237)	161
Impairment of goodwill and other intangible assets	84,046	—	84,046
Impairment of long-lived assets	439	319	120
Changes in assets and liabilities:
Accounts receivable	4,571	337	4,234
Inventories	4,070	(2,226)	6,296
Prepaid expenses and other assets	(384)	483	(867)
Accounts payable and other liabilities	(6,264)	(4,294)	(1,970)
Cash provided by operating activities	12,756	18,899	(6,143)
Cash used in investing activities	(22,165)	(11,121)	(11,044)
Cash used in financing activities	(2,089)	(2,132)	43
Effect of foreign currency translation on cash	381	(411)	792
Net increase (decrease) in cash and cash equivalents	$(11,117)	$5,235	$(16,352)

Cash Provided by Operating Activities
Cash flow from operations during the six months ended July 31, 2016 totaled $12.8 million, a decrease of $6.1 million compared to the six months ended July 31, 2015. This decrease was primarily related to the following:

•	Net loss increased $73.7 million from a net loss of $6.0 million during the six months ended July 31, 2015 to a net loss of $79.7 million during the six months ended July 31, 2016.

•	The change in share-based compensation expense resulted in a $0.6 million decrease, primarily due to the remeasurement of our stock options accounted for as liability awards.

•	The change in gain on sale of equipment resulted in a $0.5 million decrease due to higher sales of equipment in the current fiscal period.

•
The change in depreciation and amortization resulted in a $2.5 million decrease, primarily due to the disposition of aged equipment requiring significant maintenance costs and the impairment of long-lived assets in the third quarter of fiscal year 2016.

•	The change in deferred income taxes resulted in a $20.8 million decrease to cash provided by operating activities.

•
The change in prepaid expenses and other assets resulted in a $0.9 million decrease, primarily due to a decrease in miscellaneous vendor credits in the current year and an increase in the payment of software support subscriptions, partially offset by higher prepaid insurance in the prior year.

The decreases above are partially offset by the following:

•	The impairment of goodwill and other intangible assets resulted in a $84.0 million increase.

•
The change in accounts receivable resulted in a $4.2 million increase to cash provided by operating activities primarily due to an increase in accounts receivable due to higher sales during the prior fiscal period.

•	The change in inventories resulted in a $6.3 million increase to cash provided by operating activities due to the completion and transfer of assembled equipment to our rental fleet.

•
The change in accounts payable and other liabilities resulted in a $(2.0) million increase to cash provided by operating activities primarily due to cost saving initiatives implemented in the current year.

Cash Used In Investing Activities
Cash used in investing activities consists of cash used to purchase property and equipment, partially offset by proceeds from the sale of equipment from our rental fleet. Purchases of property and equipment totaled $24.7 million and $12.9 million during the six months ended July 31, 2016 and July 31, 2015, respectively. Proceeds from equipment sales totaled $2.5 million and $1.8 million during the six months ended July 31, 2016 and July 31, 2015, respectively. The increase in capital expenditures was to support new projects and refurbish our existing fleet during the six months ended July 31, 2016.

Effect of Exchange Rate Changes on Cash
The effect of foreign currency translation on cash resulted an increase of $0.4 million and a decrease of $0.4 million to cash and cash equivalents during the six months ended July 31, 2016 and the six months ended July 31, 2015, respectively. The Euro/USD, the British Pound Sterling/USD and Canadian dollar/USD spot rates increased from 1.097, 1.558, and 0.766, respectively, on July 31, 2015 to 1.117, 1.322, and 0.767, respectively, on July 31, 2016.

Hedging Activities
From time to time, we may use interest rate swap agreements to effectively convert a portion of our debt with variable interest rates into a fixed interest rate obligation. Under our interest rate swap agreements, we typically agree to pay the counterparty a fixed interest rate in exchange for receiving interest payments based on an interest rate that will vary similarly to the rate on the debt that we are attempting to hedge. We have historically conducted our swaps with large well-capitalized counterparties whom we determined to be creditworthy.

We document all relationships between hedging instruments and hedged items, the risk management objective and strategy for undertaking various hedge transactions, the forecasted transaction that has been designated as the hedged item, and how the hedging instrument is expected to reduce the risks related to the hedged item. We analyze our interest rate swaps quarterly to determine if the hedged transaction remains effective or ineffective. We may discontinue hedge accounting for interest rate swaps prospectively if certain criteria are no longer met, the interest rate swap is terminated or exercised, or if we elect to remove the cash flow hedge designation. If hedge accounting is discontinued and the forecasted hedged transaction remains probable of occurring, the previously recognized gain or loss on the interest rate swaps will remain in accumulated other comprehensive loss and will be reclassified into earnings during the same period the forecasted hedged transaction affects earnings. Our determination of the fair value of our interest rate swaps was calculated using a discounted cash flow analysis based on the terms of the swap contracts and the observable interest rate curve. We adjust a liability on our balance sheet when the market value of the interest rate swap is different from our basis in the interest rate swap agreements. When an interest rate swap agreement qualifies for hedge accounting under generally accepted accounting principles, we record a charge or credit to other comprehensive loss. When an interest rate swap agreement has not been designated as a hedge, or does not meet all of the criteria to be classified as a hedge, we record a net unrealized gain or loss within our condensed consolidated statements of operations.

During the three months ended July 31, 2016, our three swap agreements, with a total notional amount of $214.0 million, expired. No unrealized gain or loss was recorded in the condensed consolidated statements of operations for the ineffective portion of the change in fair value of the interest rate swap agreements. We did not enter into any new interest rate swap agreements during the three and six months ended July 31, 2016.

Contractual Obligations
There has been no material change to our contractual obligations as disclosed in our 2016 Annual Report.

Off-Balance Sheet Arrangements
    On July 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. As of July 31, 2016, we no longer had any outstanding interest rate swaps. As of July 31, 2016, our total indebtedness was $644.8 million (including $240.0 million aggregate principal amount of 8.25% senior notes due 2019 and $404.8 million aggregate principal amount outstanding of LIBOR term loans (subject to a 1.25% floor) under our term loan facility). A 100 basis point increase or decrease in the assumed interest rates on the credit facilities would result in a $3.3 million increase or decrease in reported net loss for the six months ended July 31, 2016.
See Note 8, “Fair Value Measurements,” for details of methodology and inputs used to determine the fair value of our debt. Generally, the fair value of debt will increase as interest rates fall and decrease as interest rates rise. These changes in the fair value of our fixed rate debt do not alter our obligations to repay the outstanding principal amount or any related interest of such debt.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2016.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The affirmative vote in the United Kingdom (“UK”) to withdraw from the European Union (“EU”) may adversely affect our business.

On June 23, 2016, the UK held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” As a result of the referendum, it is expected that the British government will begin negotiating the terms of the UK’s future relationship with the EU. The Brexit vote may result in regulatory uncertainty throughout the region and could adversely affect business activity, political stability and economic conditions throughout Europe. The uncertainty concerning the timing and terms of the exit could also have a negative impact on the growth of the UK and/or EU economies and cause the strengthening of the US dollar against foreign currencies in which we conduct business. The strengthening of the US dollar relative to the British pound and euro may adversely affect our results of operations as we translate sales and other results denominated in foreign currency into US dollars for our financial statements. During periods of strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer US dollars.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Certain of our borrowings, primarily borrowings under our credit facilities, are at variable rates of interest and expose us to interest rate risk. As such, our net income is sensitive to movements in interest rates. There are many economic factors outside our control that have in the past, and may in the future, impact rates of interest, including publicly announced indices that underlie the interest obligations to a certain portion of our debt. Factors that impact interest rates include governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. Such increases in interest rates could have a material adverse effect on our financial condition and results of operations.

As of July 31, 2016, we no longer have any outstanding interest rate swaps. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

BAKERCORP INTERNATIONAL, INC.

Date:	September 9, 2016	By:	/s/ Robert Craycraft
Robert Craycraft
President and Chief Executive Officer

		By:	/s/ Raymond Aronoff
Raymond Aronoff
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document