Form 10-Q
period 2016-10-31
BakerCorp International, Inc.
filed 2016-12-12
CIK 1550377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
 FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is no public market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, par value $0.01 per share, outstanding on December 5, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	October 31, 2016	January 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,533	$44,754
Restricted cash	1,096	—
Accounts receivable, net of allowance for doubtful accounts of $4,872 and $4,502, respectively	59,931	62,420
Inventories, net	3,917	7,435
Prepaid expenses and other assets	5,494	4,800
Total current assets	110,971	119,409
Property and equipment, net	326,883	336,635
Goodwill	83,548	148,997
Other intangible assets, net	359,036	389,345
Other assets	1,382	708
Total assets	$881,820	$995,094
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$15,683	$18,727
Accrued expenses	26,532	23,969
Current portion of long-term debt (net of deferred financing costs of $3,035 and $2,914, respectively)	1,128	1,248
Total current liabilities	43,343	43,944
Long-term debt, net of current portion (net of deferred financing costs of $4,619 and $6,725, respectively)	634,999	636,016
Deferred tax liabilities	117,105	144,090
Fair value of interest rate swap liabilities	—	951
Share-based compensation liability	66	736
Other long-term liabilities	2,980	1,909
Total liabilities	798,493	827,646
Commitments and contingencies
Shareholder’s equity:
Common stock, $0.01 par value; 100,000 shares authorized; 100 shares issued and outstanding on October 31, 2016 and January 31, 2016	—	—
Additional paid-in capital	392,922	392,142
Accumulated other comprehensive loss	(38,414)	(39,667)
Accumulated deficit	(271,181)	(185,027)
Total shareholder’s equity	83,327	167,448
Total liabilities and shareholder’s equity	$881,820	$995,094

See Accompanying Notes to the Condensed Consolidated Financial Statements.

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Revenue:
Rental revenue	$55,592	$62,755	$159,357	$187,132
Sales revenue	4,327	4,252	13,023	13,713
Service revenue	8,393	11,473	24,164	34,611
Total revenue	68,312	78,480	196,544	235,456
Operating expenses:
Employee related expenses	23,458	25,007	72,415	82,473
Rental expenses	9,032	10,544	23,382	31,291
Repair and maintenance	2,973	2,964	8,160	8,785
Cost of goods sold	2,431	2,691	7,793	8,420
Facility expenses	6,417	7,309	20,022	21,584
Professional fees	758	900	2,976	2,867
Other operating expenses	3,519	4,838	10,501	12,776
Depreciation and amortization	15,018	15,201	45,202	47,919
Gain on sale of equipment	(1,003)	(629)	(2,637)	(1,792)
Impairment of goodwill and other intangible assets	—	74,248	84,046	74,248
Impairment of long-lived assets	3,933	2,729	4,372	3,048
Total operating expenses	66,536	145,802	276,232	291,619
Income (loss) from operations	1,776	(67,322)	(79,688)	(56,163)
Other expenses:
Interest expense, net	10,121	10,584	31,270	31,698
Foreign currency exchange loss, net	720	352	958	68
Other income, net	(5)	—	(17)	—
Total other expenses, net	10,836	10,936	32,211	31,766
Loss before income tax benefit	(9,060)	(78,258)	(111,899)	(87,929)
Income tax benefit	(2,604)	(11,196)	(25,745)	(14,865)
Net loss	$(6,456)	$(67,062)	$(86,154)	$(73,064)

See Accompanying Notes to the Condensed Consolidated Financial Statements.

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Net loss	$(6,456)	$(67,062)	$(86,154)	$(73,064)
Other comprehensive (loss) income, net of tax
Unrealized gain on interest rate swap agreements, net of tax expense of $0, $174, $365 and $502, respectively	—	276	586	794
Change in foreign currency translation adjustments	(2,553)	460	667	(3,307)
Other comprehensive (loss) income	(2,553)	736	1,253	(2,513)
Total comprehensive loss	$(9,009)	$(66,326)	$(84,901)	$(75,577)

See Accompanying Notes to the Condensed Consolidated Financial Statements.

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended October 31,
	2016	2015
Operating activities
Net loss	$(86,154)	$(73,064)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	887	2,071
Provision for excess and obsolete inventory, net	—	15
Share-based compensation	135	298
Gain on sale of equipment	(2,637)	(1,792)
Depreciation and amortization	45,202	47,919
Amortization of deferred financing costs	2,168	2,048
Deferred income taxes	(27,426)	(13,692)
Amortization of above-market lease	(114)	(286)
Impairment of goodwill and other intangible assets	84,046	74,248
Impairment of long-lived assets	4,372	3,048
Changes in assets and liabilities:
Accounts receivable	1,378	881
Inventories	3,517	(1,023)
Prepaid expenses and other assets	(573)	454
Accounts payable and other liabilities	612	260
Net cash provided by operating activities	25,413	41,385
Investing activities
Purchases of property and equipment	(29,771)	(18,439)
Proceeds from sale of equipment	3,784	2,891
Changes in restricted cash	(1,096)	—
Net cash used in investing activities	(27,083)	(15,548)
Financing activities
Repayment of long-term debt	(3,122)	(3,122)
Return of capital to BakerCorp International Holdings, Inc.	(15)	(126)
Net cash used in financing activities	(3,137)	(3,248)
Effect of foreign currency translation on cash	586	(168)
Net (decrease) increase in cash and cash equivalents	(4,221)	22,421
Cash and cash equivalents, beginning of period	44,754	18,665
Cash and cash equivalents, end of period	$40,533	$41,086

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$24,333	$24,767
Income taxes	$1,889	$1,370
Non-cash financing and investing activities:
Return of capital to BakerCorp International Holdings, Inc. related to a settlement of options for shares of common stock in BakerCorp International Holdings Inc.	$8	$791

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary for a fair statement of our results of operations and financial position for the interim periods. The results of operations for the three and nine months ended October 31, 2016 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Note 2. Accounting Pronouncements
Recently Adopted Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU No. 2015-11”). ASU No. 2015-11 requires inventory to be measured “at the lower of cost and net realizable value.” Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. For non-public business entities, ASU No. 2015-11 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. We adopted this standard beginning May 1, 2016 on a prospective basis. There was no financial statement impact of adopting ASU No. 2015-11 during the six months ended October 31, 2016.

In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU No. 2015-05”). ASU No. 2015-05 amends ASC 350, “Intangibles - Goodwill and Other.” The amendments provide guidance as to whether a cloud computing arrangement includes a software license and, based on that determination, how to account for such arrangements. The amendments may be applied on either a prospective or retrospective basis. The provisions are effective for annual periods beginning after December 15, 2017, and interim periods in annual periods beginning after December 31, 2018. Early adoption is permitted. We adopted this standard beginning February 1, 2016 on a prospective basis. There was no financial statement impact of adopting ASU No. 2015-05 during the nine months ended October 31, 2016.

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

In August 2015, the FASB issued ASU No. 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” clarifying that debt issuance costs related to line-of-credit arrangements could be presented as an asset and amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The standard is effective for non-public entities for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted.

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

Recently Issued Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU No. 2016-15”). ASU No. 2016-15 clarifies the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The standard is effective for non-public entities for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the impact the adoption of ASU No. 2016-15 will have on our consolidated financial statements.
In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU No. 2016-12”). ASU No. 2016-12 provides clarification to Topic 606 on how to assess collectability, present sales tax, treat non-cash consideration, and account for completed and modified contracts at the time of transition. In addition, ASU No. 2016-12 clarifies that an entity retrospectively applying the guidance in Topic 606 is not required to disclose the effect of the accounting change in the period of adoption. The standard is effective for non-public entities for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the impact the adoption of ASU No. 2016-12 will have on our consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”). This amendment requires the recognition of lease assets and liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases” and increases the disclosure requirements surrounding these leases. For non-public business entities, ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. We are currently assessing the impact the adoption of ASU No. 2016-02 will have on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40)” (“ASU No. 2014-15”). Under GAAP, a going concern is presumed unless and until an entity’s liquidation becomes imminent. When an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, “Presentation of Financial Statements—Liquidation Basis of Accounting.” However, there may be conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, even if liquidation is not imminent. In those situations, financial statements should continue to be prepared under the going concern basis of accounting. ASU No. 2014-15 provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to determine whether to disclose information about relevant conditions and events. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. ASU No. 2014-15 will be effective for the Company beginning with the year ending January 31, 2017. We are assessing the impact, if any, that the adoption of ASU No. 2014-15 may have on our consolidated financial statements.
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

Note 3. Changes in Accumulated Other Comprehensive Loss

The following table includes the components of accumulated other comprehensive loss, net of tax, for the three months ended October 31, 2016:

(In thousands)	Unrealized Loss on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Balance at July 31, 2016	$—	$(35,861)	$(35,861)
Other comprehensive loss before reclassifications	—	(2,553)	(2,553)
Net other comprehensive income loss	—	(2,553)	(2,553)
Balance at October 31, 2016	$—	$(38,414)	$(38,414)

(1)
As disclosed in Note 10, Derivatives, our interest rate swap liabilities expired on July 31, 2016. We did not enter into any new interest rate swap contracts during the three months ended October 31, 2016.

The following table includes the components of accumulated other comprehensive loss, net of tax, for the three months ended October 31, 2015:

(In thousands)	Unrealized (Loss) Gain on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Balance at July 31, 2015	$(1,158)	$(37,865)	$(39,023)
Other comprehensive income before reclassifications	276	460	736
Net other comprehensive income	276	460	736
Balance at October 31, 2015	$(882)	$(37,405)	$(38,287)
(1)     Unrealized income on interest rate swap agreements is net of tax expense of $174 for the three months ended October 31, 2015.

The following table includes the components of accumulated other comprehensive loss, net of tax, for the nine months ended October 31, 2016:

(In thousands)	Unrealized (Loss) Gain on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Balance at January 31, 2016	$(586)	$(39,081)	$(39,667)
Other comprehensive income before reclassifications	586	667	1,253
Net other comprehensive income	586	667	1,253
Balance at October 31, 2016	$—	$(38,414)	$(38,414)
(1)     Unrealized income on interest rate swap agreements is net of tax expense of $365 for the nine months ended October 31, 2016.

The following table includes the components of accumulated other comprehensive loss, net of tax, for the nine months ended October 31, 2015:

(In thousands)	Unrealized (Loss) Gain on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Balance at January 31, 2015	$(1,676)	$(34,098)	$(35,774)
Other comprehensive income (loss) before reclassifications	794	(3,307)	(2,513)
Net other comprehensive income (loss)	794	(3,307)	(2,513)
Balance at October 31, 2015	$(882)	$(37,405)	$(38,287)
(1)     Unrealized income on interest rate swap agreements is net of tax expense of $502 for the nine months ended October 31, 2015.

Note 4. Inventories, Net

Inventories, net consisted of the following as of:

(In thousands)	October 31, 2016	January 31, 2016
Components	$3,049	$4,142
Work-in-process	347	1,018
Finished goods	1,321	3,075
Less: inventory reserve	(800)	(800)
Inventories, net	$3,917	$7,435

Note 5. Property and Equipment, Net

Property and equipment, net consisted of the following as of October 31, 2016:

(In thousands)	Cost	Accumulated Depreciation	Net Carrying Amount
Assets held for rent:
Spill protection berms	$3,751	$(2,538)	$1,213
Boxes	31,765	(14,395)	17,370
Filtration	13,704	(6,697)	7,007
Generators and light towers	518	(234)	284
Pipes, hoses and fittings	12,986	(9,757)	3,229
Non-steel containment	10,392	(4,983)	5,409
Pumps	57,820	(35,324)	22,496
Shoring	4,104	(3,282)	822
Steel containment	329,001	(89,954)	239,047
Tank trailers	1,886	(1,652)	234
Construction in progress	4,708	—	4,708
Total assets held for rent	470,635	(168,816)	301,819
Assets held for use:
Leasehold improvements	3,810	(2,529)	1,281
Machinery and equipment	43,809	(28,276)	15,533
Office furniture and equipment	5,231	(3,918)	1,313
Software	12,095	(7,784)	4,311
Construction in progress	2,626	—	2,626
Total assets held for use	67,571	(42,507)	25,064
Total	$538,206	$(211,323)	$326,883

Property and equipment, net consisted of the following as of January 31, 2016:

(In thousands)	Cost	Accumulated Depreciation	Net Carrying Amount
Assets held for rent:
Spill protection berms	$4,705	$(3,718)	$987
Boxes	27,820	(12,361)	15,459
Filtration	11,419	(5,050)	6,369
Generators and light towers	375	(215)	160
Pipes, hoses and fittings	17,398	(13,876)	3,522
Non-steel containment	6,831	(2,093)	4,738
Pumps	55,067	(30,809)	24,258
Shoring	3,932	(2,918)	1,014
Steel containment	331,106	(76,804)	254,302
Tank trailers	1,817	(1,542)	275
Construction in progress	1,113	—	1,113
Total assets held for rent	461,583	(149,386)	312,197
Assets held for use:
Leasehold improvements	3,503	(2,147)	1,356
Machinery and equipment	40,239	(25,174)	15,065
Office furniture and equipment	4,864	(3,510)	1,354
Software	11,778	(6,149)	5,629
Construction in progress	1,034	—	1,034
Total assets held for use	61,418	(36,980)	24,438
Total	$523,001	$(186,366)	$336,635
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related carrying value of the asset to its estimated fair value.
During the three months ended October 31, 2016, we determined that the limited sales volume for certain aged property and equipment was a potential indicator of impairment. We determined that the net book value of these assets exceeded the assets’ estimated fair value. Consequently, during the three months ended October 31, 2016, we recorded an impairment charge of $3.9 million in our North American segment.
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
During the three months ended October 31, 2015, we determined that the limited sales volume for certain aged property and equipment was a potential indicator of impairment. We determined that the net book value of these assets exceeded the assets’ estimated fair value. Consequently, during the three months ended October 31, 2015, we recorded an impairment charge of 2.7 million in our North American segment.

Depreciation and amortization expense related to property and equipment for the three months ended October 31, 2016 and October 31, 2015 was $11.0 million and $11.2 million, respectively. Depreciation and amortization expense related to property and equipment for the nine months ended October 31, 2016 and October 31, 2015 was $33.1 million and $35.7 million, respectively.

Note 6. Goodwill and Other Intangible Assets, Net

Goodwill

Goodwill by reportable segments were the following:

(In thousands)	North America			Europe
	Gross	Accumulated Impairment	Net	Gross	Accumulated Impairment	Net
Balance at January 31, 2016	$257,052	$(159,011)	$98,041	$50,956	—	$50,956
Impairments	—	(65,746)	(65,746)	—	—	—
Adjustments (1)	—	—	—	297	—	297
Balance at October 31, 2016	$257,052	$(224,757)	$32,295	$51,253	—	$51,253

(1)	The adjustments to goodwill were the result of fluctuations in foreign currency exchange rates used to translate the balance into U.S. dollars.

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
During the three months ended April 30, 2016, we encountered a reduction in our operating results in comparison to our forecast, primarily due to greater weakness in upstream oil and gas than anticipated, slower rebound in our construction business, and the delay of capital projects by refinery and power plants which can be seen through our lower volume of work with industrial service customers. As a result of the decline in demand for our products and services, we re-assessed our revenue and EBITDA forecast beginning with fiscal year 2017 using a bottoms-up approach, having conversations with our key customers, and performing an analysis on current market conditions and industry spending behavior. Based on our assessment, we noted that despite the recent stabilization of oil prices during the first quarter of fiscal year 2017, there will be continued uncertainty in the energy market resulting in a slow-down in capital spend. As a result, during the first quarter of fiscal year 2017, we updated our projections to reflect the decline in activity for the remainder of fiscal year 2017, adjusted our forecast for the outer years to maintain similar growth rates as our previous forecast, and performed the first step of the goodwill impairment test.
Under the first step of the impairment test, we determined the carrying value of the North American reporting unit exceeded fair value. The fair value of the European reporting unit exceeded its carrying value, suggesting no indication of potential goodwill impairment. We then performed the second step of the impairment test for the North American reporting unit and calculated the implied fair value of goodwill, which was less than its carrying value. Based on our analysis, we recorded a non-cash goodwill impairment charge of $65.7 million in our North American reporting unit. This impairment charge, which is included under the caption “Impairment of goodwill and other intangible assets” in our condensed consolidated statements of operations for the nine months ended October 31, 2016, does not impact our operations, compliance with our debt covenants or our cash flows.
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

Other Intangible Assets, Net

The components of other intangible assets, net were the following as of:

	October 31, 2016			January 31, 2016
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Carrying amount:
Customer relationships (25 years) (1)	$400,916	$(86,865)	$314,051	$400,814	$(74,819)	$325,995
Customer backlog (2 years)	200	(200)	—	200	(200)	—
Developed technology (11 years)	1,640	(432)	1,208	1,639	(319)	1,320
Trade name (Indefinite) (1)	43,777	—	43,777	62,030	—	62,030
Total carrying amount	$446,533	$(87,497)	$359,036	$464,683	$(75,338)	$389,345

(1)
$18.3 million of the total decrease in the gross intangible assets balance on October 31, 2016 compared to January 31, 2016 is due to the impairment charge recorded during the three months ended April 30, 2016 (see further details below). The offsetting increase was the result of fluctuations in the foreign currency exchange rates used to translate foreign intangible asset balances into U.S. dollars.

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
Due to certain indicators of impairment identified during our April 30, 2016 interim impairment test of goodwill, we assessed our indefinite and definite-lived intangible assets for impairment. Based on our analysis, we concluded that the carrying value of our indefinite-lived intangible asset (trade name) exceeded its fair value and recorded an impairment charge of $18.3 million in our North American reporting unit. This impairment charge, which is included under the caption “Impairment of goodwill and other intangible assets” in our condensed consolidated statements of operations for the nine months ended October 31, 2016, does not impact our operations, compliance with our debt covenants or our cash flows. We estimated the fair value of our trade name using the relief-from-royalty method, which uses several significant assumptions, including an estimate of useful life and revenue projections that consider historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. The following estimates and assumptions were also used in the relief-from-royalty method:

•	Royalty rate of 1.5% based on market observed royalty rates; and

•	A discount rate of 12.0% based on the required rate of return for the trade name asset.
There was no impairment recorded for our definite-lived intangible assets.

Amortization expense related to intangible assets for the three months ended October 31, 2016 and 2015 was $4.0 million and $4.0 million, respectively. Amortization expense related to intangible assets for the nine months ended October 31, 2016 and 2015 was $12.1 million and $12.2 million, respectively. Estimated amortization expense for the fiscal periods ending January 31 is as follows:

(In thousands)	Estimated Amortization Expense
Remainder of the fiscal year ending January 31, 2017	$4,046
2018	16,186
2019	16,186
2020	16,186
2021	16,186
Thereafter	246,469
Total	$315,259

Note 7. Accrued Expenses
Accrued expenses consisted of the following as of:

(In thousands)	October 31, 2016	January 31, 2016
Accrued compensation	$9,964	$13,605
Accrued insurance	772	949
Accrued interest	8,153	3,351
Accrued professional fees	404	500
Accrued taxes	4,873	3,383
Other accrued expenses	2,366	2,181
Total accrued expenses	$26,532	$23,969

Note 8. Fair Value Measurements

Instruments Measured at Fair Value on a Recurring Basis
Instruments measured at fair value on a recurring basis are summarized below:

		October 31, 2016
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Share-based compensation liability	66	—	—	66
Total	$66	$—	$—	$66

		January 31, 2016
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap liabilities	$951	$—	$951	$—
Share-based compensation liability	736	—	—	736
Total	$1,687	$—	$951	$736

As discussed in Note 10, “Derivatives,” our interest rate swap liabilities expired as of July 31, 2016. We did not enter into any new interest rate swap contracts during the three and nine months ended October 31, 2016.
Interest expense related to our interest rate swap contracts during the three months ended October 31, 2016 and 2015 was $0.0 million and $0.4 million, respectively, and during the nine months ended October 31, 2016 and 2015 was $1.0 million and $1.4 million, respectively.

Level 3 Valuations

When at least one significant valuation model assumption or input used to measure the fair value of financial assets or liabilities is unobservable in the market, they are deemed to be measured using Level 3 inputs. These Level 3 inputs may include pricing models, discounted cash flow methodologies or similar techniques where at least one significant model assumption or input is unobservable. We use Level 3 inputs to value our share-based compensation liability, which were based upon internal valuations, considering input from third parties, utilizing the following assumptions (See Note 12, “Shareholder’s Equity”):

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

We determined that a +/-10% change in the above assumptions would not have a significant impact to our reported net loss for the three and nine months ended October 31, 2016. During the three and nine months ended October 31, 2016, there were no transfers in or out of Level 3 instruments.

The following table provides a reconciliation of the beginning and ending balances of our share-based compensation liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Three Months Ended October 31, 2016
Level 3
(In thousands)	Share-based Compensation Liability
Beginning balance on July 31, 2016	$66
Total income included in operating expense	—
Balance at October 31, 2016	$66

Nine Months Ended October 31, October 31, 2016
Level 3
(In thousands)	Share-based Compensation Liability
Beginning balance on January 31, 2016	$736
Total income included in operating expense	(670)
Balance at October 31, 2016	$66

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
Our long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes. The fair value of our long-term debt is estimated based on the latest sales price for similar instruments obtained from a third party (Level 2 inputs). As of October 31, 2016 and January 31, 2016, the fair values of our senior notes and senior term loan were $192.0 million and $352.2 million, respectively, and $166.8 million and $341.8 million, respectively.

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

Note 9. Debt

Long-term debt consisted of the following as of:

(In thousands)	October 31, 2016	January 31, 2016
Senior term loan (LIBOR margin of 3.0%, and interest rate of 4.25%)	$403,781	$406,903
Senior unsecured notes	240,000	240,000
Total debt	643,781	646,903
Less deferred financing costs	(7,654)	(9,639)
Total debt less deferred financing costs	636,127	637,264
Less current portion (net of current portion of deferred financing costs of $3,035 and $2,914, respectively)	(1,128)	(1,248)
Long-term debt, net of current portion (net of long-term portion of deferred financing costs of $4,619 and $6,725, respectively)	$634,999	$636,016

On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”) ($45.0 million available on October 31, 2016, and, as described below, the revolving credit facility was reduced to $40.0 million on November 3, 2016) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”).

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
On November 13, 2013, we entered into a second amendment to our Credit Facility (the “Second Amendment”). Pursuant to the Second Amendment, the Company borrowed $35.0 million of incremental term loans (the “Incremental Term Loan”), which may be used for general corporate purposes, including to finance permitted acquisitions. The terms applicable to the Incremental Term Loan are the same as those applicable to the term loans under the Credit Facility.

The Credit Facility, as amended, places certain limitations on our (and all of our U.S. subsidiaries’) ability to incur additional indebtedness, pay dividends or make other distributions, repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, utilize assets as security in other transactions, and sell certain assets or merge with or into other companies. In addition, under the Credit Facility, we may be required to satisfy and maintain a total leverage ratio if there is an outstanding balance on the revolving loan of 25% or more of the committed amount on any quarter end.

On October 31, 2016, we did not have an outstanding balance on the Revolving Credit Facility; therefore, on October 31, 2016, we were not subject to a leverage test. Additionally, on October 31, 2016, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

On November 3, 2016, we entered into a third amendment to our Credit Facility (the “Third Amendment”) to amend the Revolving Credit Facility. The amendment (i) extends our maturity date from February 7, 2018 to November 7, 2019 (provided that such maturity date will be accelerated to January 30, 2019 unless the Company’s senior notes are repaid in full or extended or refinanced on or prior to January 30, 2019) and (ii) reduces the revolver commitment from $45.0 million to $40.0 million in addition to certain other amendments to the original terms. Under the amended Credit Facility, we may be required to satisfy and maintain a total leverage ratio if there is an outstanding balance on the revolving loan of 28% or more of the committed amount on any quarter end.

The Third Amendment is accounted for as debt modification. Costs incurred in connection with the Third Amendment will be deferred and amortized over the term of the Revolving Credit Facility. In addition, any unamortized deferred costs related to the old arrangement will be written off in proportion to the decrease in borrowing capacity. As of October 31, 2016, we incurred and recorded $0.2 million to deferred costs related to the Third Amendment.

Senior Unsecured Notes Due 2019
On June 1, 2011, we issued $240.0 million of fixed rate 8.25% notes due June 1, 2019 (the “Notes”). We may redeem all or any portion of the Notes at the redemption prices set forth in the applicable indenture, plus accrued and unpaid interest. Upon a change of control, we are required to make an offer to redeem all of the Notes from the holders at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of the repurchase. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our direct and indirect existing and future wholly-owned domestic restricted subsidiaries.

Interest and Fees
Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and incremental term loan facilities. We amortized $0.8 million and $0.6 million of deferred financing costs during the three months ended October 31, 2016 and October 31, 2015, respectively, and $2.2 million and $2.0 million during the nine months ended October 31, 2016 and October 31, 2015, respectively.
Interest and fees related to our Credit Facility and the Notes were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2016	2015	2016	2015
Credit Facility interest and fees(1)	$4,859	$4,845	$14,496	$14,496
Notes interest and fees (2)	5,281	5,253	15,822	15,739
Total interest and fees	$10,140	$10,098	$30,318	$30,235
(1)    Interest on the Amended Term Loan is payable quarterly based upon an interest rate of 4.25%.
(2)    Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt
As of October 31, 2016, minimum required principal payments related to the Credit Facility and the Notes for each of the fiscal years ending January 31 are as follows:

(In thousands)	Principal Payments on Debt
Remainder of the fiscal year ending January 31, 2017	$1,041
2018	4,163
2019	4,163
2020	634,414
Total	$643,781

Note 10. Derivatives

Cash Flow Hedges
We utilized interest rate derivative contracts to hedge cash flows related to the variable interest rate exposure on our debt. Our use of interest rate derivative contracts was not intended or designed to be used for trading or speculative purposes. For these interest rate swap contracts, we agreed to pay fixed interest rates while receiving a floating LIBOR. The purpose of holding these interest rate swap contracts was to hedge against the upward movement of LIBOR and the associated interest we pay on our external variable rate credit facilities. During the three months ended July 31, 2016, all three of our interest rate swaps expired. We did not enter into any new interest rate swaps during the three and nine months ended October 31, 2016.

The fair value of the potential termination obligations related to our interest rate swaps, which were recorded within the “Fair value of interest rate swap liabilities” caption of our condensed consolidated balance sheets, were as follows:

(In thousands)	Notional Amount	Interest Rate	October 31, 2016	January 31, 2016
Interest rate swaps effective July 2011, expired July 2016 (1)	150,000	2.346%	$—	$825
Interest rate swap, effective July 2014, expired July 2016 (1)	64,000	1.639%	—	126
			$—	$951

(1)	These interest rate swaps require a fixed rate of interest in exchange for a variable interest rate based on a three-month LIBOR, subject to a 1.25% floor.

Until the time of expiration, we determined that the interest rate swap agreements were highly effective in offsetting future variable interest payments associated with the hedged portion of our term loans. During the nine months ended October 31, 2016, no ineffectiveness was recorded into current period earnings.

The effective portion of the unrealized gain recognized in other comprehensive loss for our derivative instruments designated as cash flow hedges was the following:

	Three Months Ended		Nine Months Ended
(In thousands)	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015
Unrealized gain, before income tax expense	$—	$450	$951	$1,296
Income tax expense	—	174	365	502
Total	$—	$276	$586	$794

Note 11. Income Taxes
The income tax benefit for the three and nine months ended October 31, 2016 and 2015 is based on the estimated effective tax rate for the entire fiscal year. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as our estimates of pre-tax income and loss for the year fluctuate, including changes in the geographic mix of pre-tax income and loss.

The effective income tax rates for the three and nine months ended October 31, 2016 were a benefit of 28.7% and 23.0%, respectively, compared to a benefit for the three and nine months ended October 31, 2015 of 14.3% and 16.9%, respectively. The effective tax rates differ from the U.S. federal statutory rate primarily due to income taxed in foreign jurisdictions, state taxes, non-deductible meals and entertainment expenses, non-deductible goodwill impairment, and discrete items. The difference in effective income tax rates for the three and nine months ended October 31, 2016 and 2015 primarily relates to a change in the estimated forecast of pre-tax book income and loss for each respective jurisdiction, which includes an impairment of non-deductible goodwill recorded during the nine months ended October 31, 2016. Discrete items related primarily to excess shortfalls associated with the exercise, cancellation, and expiration of stock options, valuation allowance recorded on the state deferred taxes for net operating losses and change in state effective tax rate recorded during the nine months ended October 31, 2016 and impairment of non-deductible goodwill recorded during the three months ended October 31, 2015.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized. Our deferred tax assets primarily relate to federal net operating loss carry-forwards. Management believes we will realize the benefit of existing deferred tax assets based on the scheduled reversal of U.S. deferred tax liabilities, related to depreciation and amortization expenses not deductible for tax purposes, which is ordinary income and therefore of the same character as the temporary differences giving rise to the deferred tax assets. This reversal will occur in substantially similar time periods and in the same jurisdictions as the deferred tax assets. As such, the deferred tax liabilities are considered a source of income sufficient to support our U.S. deferred tax assets; therefore, a valuation allowance is not required on October 31, 2016.

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

Note 12. Shareholder’s Equity

Share-Based Compensation
During June 2011, BCI Holdings adopted a share-based compensation plan, the BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). On September 12, 2013, the BCI Holdings’ Board of Directors amended the 2011 Plan by resolution to increase the number of shares of BCI Holdings common stock authorized for issuance under the 2011 Plan to 1,001,339 shares. On October 31, 2016, there were 232,670 shares available for grant. The amended 2011 Plan permits the granting of BCI Holdings stock options, nonqualified stock options and restricted stock to eligible employees and non-employee directors and consultants.

The following table summarizes stock option activity during the nine months ended October 31, 2016:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)(1)	Weighted Average Term Remaining (in years)	Weighted Average Grant Date Fair Value
Outstanding, January 31, 2016	731,736	$83.67	$1,830	7.0
Granted	56,875	$85.00			$6.17
Exercised	(388)	$19.44	$1
Forfeited/canceled/expired	(21,875)	$95.29
Outstanding, October 31, 2016	766,348	$83.47	$—	6.5
Vested and expected to vest, October 31, 2016	84,172	$71.06	$—	3.2
Exercisable, October 31, 2016	84,172	$71.06	$—	2.7

(1)
Aggregate intrinsic value in the table above represents the total pre-tax value that option holders would have received had all option holders exercised their options on October 31, 2016. The aggregate intrinsic value is the difference between the estimated fair market value of the BCI Holdings common stock at the end of the period and the option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of the BCI Holdings common stock.

As of October 31, 2016, there was $17.1 million of unrecognized pre-tax share-based compensation expense related to non-vested stock options of which $0.9 million we expect to recognize over a weighted average period of 0.7 years. We expect to recognize the remaining $16.2 million, which includes $8.1 million of unrecognized share-based compensation expense for the CEO’s options, upon a Change in Control or initial public offering (“IPO”) as defined in the 2011 Plan. During the nine months ended October 31, 2016, we did not recognize any share-based compensation expense related to the CEO’s options.
The total fair value of options vested during the three and nine months ended October 31, 2016 is zero and $0.1 million, respectively. The total fair value of options vested during the three and nine months ended October 31, 2015 is $0.5 million and $1.6 million, respectively.

The share-based compensation expense included within employee related expenses in our condensed consolidated statement of operations was the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2016	2015	2016	2015
Non-cash share-based compensation expense (income) (1)	$174	$(219)	$135	$298

(1)
We remeasured certain options classified as liability awards and recorded decreases to non-cash share-based compensation expense of $0.0 million and $0.7 million during the three and nine months ended October 31, 2016, respectively, and decreases to non-cash share-based compensation expense of $0.3 million and $0.8 million during the three and nine months ended October 31, 2015, respectively.

The fair value of BCI Holdings stock options issued and classified as equity awards was determined using the Black-Scholes options pricing model utilizing the following weighted-average assumptions for each respective period:

	Nine Months Ended October 31,
	2016	2015
Expected volatility	56%	45%
Expected dividends	—%	—%
Expected term	7.2 years	6.4 years
Risk-free interest rate	1.5%	1.6%

Liability Awards
We account for certain option awards as liability awards, as we determined cash settlement upon exercise is probable. We remeasured the fair value of these options on October 31, 2016 and decreased our liability to $0.1 million from the $0.7 million recognized on January 31, 2016. The quarterly re-measurement resulted in a decrease to our non-cash share-based compensation expense of $0.0 million and $0.7 million during the three and nine months ended October 31, 2016, respectively.

The fair value of BCI Holdings stock options accounted for as liability awards were determined using the Black-Scholes option pricing model utilizing the following assumption for each respective period:

	Nine Months Ended October 31,
	2016	2015
Expected volatility	60%	45%
Expected dividends	—%	—%
Expected term	1.1 years	3.1 years
Risk-free interest rate	0.5%	1.0%

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
Our operating and reportable segments are North America and Europe. Within each operating segment, there are common customers, common pricing structures, the ability and history of sharing equipment and resources, operational compatibility, commonality among regulatory environments, and relative geographic proximity. Our operating segments consist of the following:

•	The North American segment consists of branches located in the United States and Canada that provide equipment and services suitable across both of these North American countries.

•	The European segment consists of branches located in France, Germany, the Netherlands and the United Kingdom that provide equipment and services to customers in a number of European countries.

Selected statement of operations information for our reportable segments is the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2016	2015	2016	2015
Revenue
United States	$56,785	$68,862	$162,954	$206,546
Canada	2,529	1,925	5,571	5,287
North America	59,314	70,787	168,525	211,833
Europe	8,998	7,693	28,019	23,623
Total revenue	$68,312	$78,480	$196,544	$235,456
Depreciation and amortization
North America	$13,784	$14,068	$41,545	$44,519
Europe	1,234	1,133	3,657	3,400
Total depreciation and amortization	$15,018	$15,201	$45,202	$47,919
Interest expense, net
North America	$10,112	$10,584	$31,255	$31,698
Europe	9	—	15	—
Total interest expense, net	$10,121	$10,584	$31,270	$31,698
Income tax (benefit) expense
North America	$(3,002)	$(11,301)	$(27,419)	$(15,502)
Europe	398	105	1,674	637
Total income tax benefit	$(2,604)	$(11,196)	$(25,745)	$(14,865)
Net (loss) income
North America (1)	$(7,285)	$(67,681)	$(90,060)	$(75,818)
Europe (1)	829	619	3,906	2,754
Total net loss	$(6,456)	$(67,062)	$(86,154)	$(73,064)

(1)
During the three and nine months ended October 31, 2016 and October 31, 2015, we included $1.2 million and $1.2 million, respectively, and $3.5 million and $4.0 million, respectively, of intersegment expense allocations from North America to Europe.

Total assets and long-lived asset information are the following as of:

(In thousands)	October 31, 2016	January 31, 2016
Total assets
United States	$753,715	$873,419
Canada	10,869	8,917
North America	764,584	882,336
Europe	117,236	112,758
Total assets	$881,820	$995,094
Long-lived assets
United States	$271,287	$280,020
Canada	11,787	11,045
North America	283,074	291,065
Europe	43,809	45,570
Total long-lived assets	$326,883	$336,635

Note 14. Related Party Transactions

From time to time, we may enter into transactions with related parties. The accounting policies that we apply to our transactions with related parties are consistent with those applied in transactions with independent third parties.

Pursuant to a professional services agreement between us and Permira Advisers L.L.C. (the “Sponsor”), we agreed to pay the Sponsor an annual management fee of $0.5 million, payable quarterly, plus reasonable out-of-pocket expenses, in connection with the planning, strategy, and oversight support provided to management. We recorded aggregate management fees and expenses to the Sponsor of $0.1 million and $0.1 million during the three months ended October 31, 2016 and 2015, respectively, and $0.4 million and $0.4 million during the nine months ended October 31, 2016 and 2015, respectively.

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

Condensed Consolidating Balance Sheet
October 31, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$25,851	$14,682	$—	$40,533
Restricted cash	—	—	1,096	—	1,096
Accounts receivable, net	—	48,273	11,658	—	59,931
Inventories, net	—	3,695	222	—	3,917
Prepaid expenses and other assets	46	3,204	2,244	—	5,494
Total current assets	46	81,023	29,902	—	110,971
Property and equipment, net	—	271,287	55,596	—	326,883
Goodwill	—	32,295	51,253	—	83,548
Other intangible assets, net	—	336,897	22,139	—	359,036
Deferred tax assets	39,720	78,894	216	(118,830)	—
Other assets	—	1,243	139	—	1,382
Investment in subsidiaries	337,315	111,762	—	(449,077)	—
Total assets	$377,081	$913,401	$159,245	$(567,907)	$881,820
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$221	$13,222	$2,240	$—	$15,683
Accrued expenses	8,153	13,583	4,796	—	26,532
Current portion of long-term debt, net	1,128	—	—	—	1,128
Intercompany balances	(351,858)	318,862	32,996		—
Total current liabilities	(342,356)	345,667	40,032	—	43,343
Long-term debt, net of current portion	634,999	—	—	—	634,999
Deferred tax liabilities	1,111	227,484	7,340	(118,830)	117,105
Share-based compensation liability	—	66	—	—	66
Other long-term liabilities	—	2,869	111	—	2,980
Total liabilities	293,754	576,086	47,483	(118,830)	798,493
Total shareholder’s equity	83,327	337,315	111,762	(449,077)	83,327
Total liabilities and shareholder’s equity	$377,081	$913,401	$159,245	$(567,907)	$881,820

Condensed Consolidating Balance Sheet
January 31, 2016
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$34,014	$10,740	$—	$44,754
Accounts receivable, net	—	53,271	9,149	—	62,420
Inventories, net	—	7,378	57	—	7,435
Prepaid expenses and other current assets	30	3,053	1,717	—	4,800
Total current assets	30	97,716	21,663	—	119,409
Property and equipment, net	—	280,020	56,615	—	336,635
Goodwill	—	98,041	50,956	—	148,997
Other intangible assets, net	—	366,788	22,557	—	389,345
Deferred tax assets	36,956	68,776	121	(105,853)	—
Other long-term assets	—	571	137	—	708
Investment in subsidiaries	411,895	107,700	—	(519,595)	—
Total assets	$448,881	$1,019,612	$152,049	$(625,448)	$995,094
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$57	$16,749	$1,921	$—	$18,727
Accrued expenses	3,364	17,305	3,300	—	23,969
Current portion of long-term debt, net	1,248	—	—	—	1,248
Intercompany balances	(361,315)	329,503	31,812	—	—
Total current liabilities	(356,646)	363,557	37,033	—	43,944
Long-term debt, net of current portion	636,016	—	—	—	636,016
Deferred tax liabilities	1,112	241,564	7,267	(105,853)	144,090
Fair value of interest rate swap liabilities	951	—	—	—	951
Share-based compensation liability	—	736	—	—	736
Other long-term liabilities	—	1,860	49	—	1,909
Total liabilities	281,433	607,717	44,349	(105,853)	827,646
Total shareholder’s equity	167,448	411,895	107,700	(519,595)	167,448
Total liabilities and shareholder’s equity	$448,881	$1,019,612	$152,049	$(625,448)	$995,094

Condensed Consolidating Statement of Operations
For the Three Months Ended October 31, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$56,785	$11,527	$—	$68,312
Operating expenses:
Employee related expenses	4	20,297	3,157	—	23,458
Rental expense	—	7,741	1,291	—	9,032
Repair and maintenance	—	2,732	241	—	2,973
Cost of goods sold	—	1,747	684	—	2,431
Facility expense	9	5,705	703	—	6,417
Professional fees	10	610	138	—	758
Other operating expenses	169	1,751	1,599	—	3,519
Depreciation and amortization	—	13,499	1,519	—	15,018
Gain on sale of equipment	—	(1,014)	11	—	(1,003)
Impairment of long-lived assets	—	3,829	104	—	3,933
Total operating expenses	192	56,897	9,447	—	66,536
(Loss) income from operations	(192)	(112)	2,080	—	1,776
Other expenses:
Interest expense, net	10,092	19	10	—	10,121
Foreign currency exchange loss, net	—	147	573	—	720
Other income, net	—	(5)	—	—	(5)
Total other expenses, net	10,092	161	583	—	10,836
(Loss) income before income tax (benefit) expense	(10,284)	(273)	1,497	—	(9,060)
Income tax (benefit) expense	(976)	(2,023)	395	—	(2,604)
(Loss) income before equity in net earnings of subsidiaries	(9,308)	1,750	1,102	—	(6,456)
Equity in net earnings of subsidiaries	2,852	1,102	—	(3,954)	—
Net (loss) income	$(6,456)	$2,852	$1,102	$(3,954)	$(6,456)

Condensed Consolidating Statement of Operations
For the Three Months Ended October 31, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$68,861	$9,619	$—	$78,480
Operating expenses:
Employee related expenses	31	22,206	2,770	—	25,007
Rental expense	—	9,488	1,056	—	10,544
Repair and maintenance	—	2,791	173	—	2,964
Cost of goods sold	—	2,615	76	—	2,691
Facility expense	9	6,582	718	—	7,309
Professional fees	9	794	97	—	900
Other operating expenses	123	2,994	1,721	—	4,838
Depreciation and amortization	—	13,777	1,424	—	15,201
Gain on sale of equipment	—	(616)	(13)	—	(629)
Impairment of goodwill and other intangible assets	—	74,248	—	—	74,248
Impairment of long-lived assets	—	2,713	16	—	2,729
Total operating expenses	172	137,592	8,038	—	145,802
(Loss) income from operations	(172)	(68,731)	1,581	—	(67,322)
Other expenses:
Interest expense, net	10,580	4	—	—	10,584
Foreign currency exchange loss, net	—	72	280	—	352
Total other expenses, net	10,580	76	280	—	10,936
(Loss) income before income tax (benefit) expense	(10,752)	(68,807)	1,301	—	(78,258)
Income tax (benefit) expense	(1,031)	(10,282)	117	—	(11,196)
(Loss) income before equity in net earnings of subsidiaries	(9,721)	(58,525)	1,184	—	(67,062)
Equity in net earnings of subsidiaries	(57,341)	1,184	—	56,157	—
Net (loss) income	$(67,062)	$(57,341)	$1,184	$56,157	$(67,062)

Condensed Consolidating Statement of Operations
For the Nine Months Ended October 31, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$162,954	$33,590	$—	$196,544
Operating expenses:
Employee related expenses	50	62,850	9,515	—	72,415
Rental expense	—	20,277	3,105	—	23,382
Repair and maintenance	—	7,506	654	—	8,160
Cost of goods sold	—	6,835	958	—	7,793
Facility expense	20	17,931	2,071	—	20,022
Professional fees	71	2,438	467	—	2,976
Other operating expenses	463	5,302	4,736	—	10,501
Depreciation and amortization	—	40,693	4,509	—	45,202
Gain on sale of equipment	—	(2,631)	(6)	—	(2,637)
Impairment of goodwill and other intangible assets	—	84,046	—	—	84,046
Impairment of long-lived assets	—	4,268	104	—	4,372
Total operating expenses	604	249,515	26,113	—	276,232
(Loss) income from operations	(604)	(86,561)	7,477	—	(79,688)
Other expenses:
Interest expense, net	31,223	31	16	—	31,270
Foreign currency exchange (gain) loss, net	—	(257)	1,215	—	958
Other income, net	—	(17)	—	—	(17)
Total other expenses (income), net	31,223	(243)	1,231	—	32,211
(Loss) income before income tax (benefit) expense	(31,827)	(86,318)	6,246	—	(111,899)
Income tax (benefit) expense	(3,129)	(24,195)	1,579	—	(25,745)
(Loss) income before equity in net earnings of subsidiaries	(28,698)	(62,123)	4,667	—	(86,154)
Equity in net earnings of subsidiaries	(57,456)	4,667	—	52,789	—
Net (loss) income	$(86,154)	$(57,456)	$4,667	$52,789	$(86,154)

Condensed Consolidating Statement of Operations
For the Nine Months Ended October 31, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$206,546	$28,910	$—	$235,456
Operating expenses:
Employee related expenses	102	73,711	8,660	—	82,473
Rental expense	—	28,347	2,944	—	31,291
Repair and maintenance	—	8,250	535	—	8,785
Cost of goods sold	—	8,176	244	—	8,420
Facility expense	24	19,380	2,180	—	21,584
Professional fees	27	2,642	198	—	2,867
Other operating expenses	412	6,624	5,740	—	12,776
Depreciation and amortization	—	43,617	4,302	—	47,919
(Gain) loss on sale of equipment	—	(1,704)	(88)	—	(1,792)
Impairment of goodwill and other intangible assets	—	74,248	—	—	74,248
Impairment of long-lived assets	—	3,032	16	—	3,048
Total operating expenses	565	266,323	24,731	—	291,619
(Loss) income from operations	(565)	(59,777)	4,179	—	(56,163)
Other expenses:
Interest expense, net	31,683	15	—	—	31,698
Foreign currency exchange loss (gain)	—	210	(142)	—	68
Total other expenses (income)	31,683	225	(142)	—	31,766
(Loss) income before income tax (benefit) expense	(32,248)	(60,002)	4,321	—	(87,929)
TUes	(3,056)	(12,423)	614	—	(14,865)
(Loss) income before equity in net earnings of subsidiaries	(29,192)	(47,579)	3,707	—	(73,064)
Equity in net earnings of subsidiaries	(43,872)	3,707	—	40,165	—
Net (loss) income	$(73,064)	$(43,872)	$3,707	$40,165	$(73,064)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Three Months Ended October 31, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(6,456)	$2,852	$1,102	$(3,954)	$(6,456)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustments	—	—	(2,553)	—	(2,553)
Other comprehensive loss	—	—	(2,553)	—	(2,553)
Total comprehensive (loss) income	$(6,456)	$2,852	$(1,451)	$(3,954)	$(9,009)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Three Months Ended October 31, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(67,062)	$(57,341)	$1,184	$56,157	$(67,062)
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $174	276	—	—	—	276
Change in foreign currency translation adjustments	—	—	460	—	460
Other comprehensive income	276	—	460	—	736
Total comprehensive (loss) income	$(66,786)	$(57,341)	$1,644	$56,157	$(66,326)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Nine Months Ended October 31, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(86,154)	$(57,456)	$4,667	$52,789	$(86,154)
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $365	586	—	—	—	586
Change in foreign currency translation adjustments	—	—	667	—	667
Other comprehensive income	586	—	667	—	1,253
Total comprehensive (loss) income	$(85,568)	$(57,456)	$5,334	$52,789	$(84,901)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Nine Months Ended October 31, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(73,064)	$(43,872)	$3,707	$40,165	$(73,064)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $502	794	—	—	—	794
Change in foreign currency translation adjustments	—	—	(3,307)	—	(3,307)
Other comprehensive income (loss)	794	—	(3,307)	—	(2,513)
Total comprehensive (loss) income	$(72,270)	$(43,872)	$400	$40,165	$(75,577)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended October 31, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(86,154)	$(57,456)	$4,667	$52,789	$(86,154)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	—	981	(94)	—	887
Share-based compensation expense	50	85	—	—	135
Gain on sale of equipment	—	(2,631)	(6)	—	(2,637)
Depreciation and amortization	—	40,693	4,509	—	45,202
Amortization of deferred financing costs	2,168	—	—	—	2,168
Deferred income taxes	(3,129)	(24,200)	(97)	—	(27,426)
Amortization of above market lease	—	(114)	—	—	(114)
Impairment of goodwill and other intangible assets	—	84,046	—	—	84,046
Impairment of long-lived assets	—	4,268	104	—	4,372
Equity in net earnings of subsidiaries, net of taxes	57,456	(4,667)	—	(52,789)	—
Changes in assets and liabilities:
Accounts receivable	—	4,017	(2,639)	—	1,378
Inventories	—	3,682	(165)	—	3,517
Prepaid expenses and other assets	(16)	(149)	(408)	—	(573)
Accounts payable and other liabilities	4,769	(6,134)	1,977	—	612
Net cash (used in) provided by operating activities	(24,856)	42,421	7,848	—	25,413
Investing activities
Purchases of property and equipment	—	(26,491)	(3,280)	—	(29,771)
Proceeds from sale of equipment	—	3,811	(27)	—	3,784
Changes in restricted cash	—	—	(1,096)	—	(1,096)
Net cash used in investing activities	—	(22,680)	(4,403)	—	(27,083)
Financing activities
Intercompany investments and loans	27,993	(27,904)	60	(149)	—
Repayments of long-term debt	(3,122)	—	—	—	(3,122)
Return of capital to BakerCorp International Holdings, Inc.	(15)	—	—	—	(15)
Net cash provided by (used in) financing activities	24,856	(27,904)	60	(149)	(3,137)
Effect of foreign currency translation on cash	—	—	437	149	586
Net (decrease) increase in cash and cash equivalents	—	(8,163)	3,942	—	(4,221)
Cash and cash equivalents, beginning of period	—	34,014	10,740	—	44,754
Cash and cash equivalents, end of period	$—	$25,851	$14,682	$—	$40,533

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended October 31, 2015 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(73,064)	$(43,872)	$3,707	$40,165	$(73,064)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts, net	—	2,040	31	—	2,071
Provision for excess and obsolete inventory, net	—	15	—	—	15
Share-based compensation expense	102	196	—	—	298
(Gain) loss on sale of equipment	—	(1,704)	(88)	—	(1,792)
Depreciation and amortization	—	43,617	4,302	—	47,919
Amortization of deferred financing costs	2,048	—	—	—	2,048
Deferred income taxes	(3,056)	(10,636)	—	—	(13,692)
Amortization of above market lease	—	(286)	—	—	(286)
Impairment of goodwill and other intangible assets	—	74,248	—	—	74,248
Impairment of long-lived assets	—	3,032	16	—	3,048
Equity in net earnings of subsidiaries, net of taxes	43,872	(3,707)	—	(40,165)	—
Changes in assets and liabilities:
Accounts receivable	—	2,676	(1,795)	—	881
Inventories	—	(982)	(41)		(1,023)
Prepaid expenses and other current assets	(67)	(1,628)	2,149	—	454
Accounts payable and other liabilities	4,875	(4,110)	(505)	—	260
Net cash (used in) provided by operating activities	(25,290)	58,899	7,776	—	41,385
Investing activities
Purchases of property and equipment	—	(16,043)	(2,396)	—	(18,439)
Proceeds from sale of equipment	—	2,665	226	—	2,891
Net cash used in investing activities	—	(13,378)	(2,170)	—	(15,548)
Financing activities
Intercompany investments and loans	28,538	(29,392)	215	639	—
Repayment of long-term debt	(3,122)	—	—	—	(3,122)
Return of capital to BakerCorp International Holdings, Inc.	(126)	—	—	—	(126)
Net cash provided by (used in) financing activities	25,290	(29,392)	215	639	(3,248)
Effect of foreign currency translation on cash	—	—	471	(639)	(168)
Net (decrease) increase in cash and cash equivalents	—	16,129	6,292	—	22,421
Cash and cash equivalents, beginning of period	—	14,407	4,258	—	18,665
Cash and cash equivalents, end of period	$—	$30,536	$10,550	$—	$41,086

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

Overview

Business
We are a provider of liquid and solid containment solutions operating within the specialty sector of the broader industrial services industry. We provide equipment rental, services and sales to our customers through a solution-oriented approach often involving multiple products. We provide our containment solutions within the United States through a national network with the capability to serve customers in all 50 states as well as a growing number of international customers in Europe and Canada. We maintain one of the largest and most diverse liquid and solid containment rental fleets in the industry consisting of more than 25,000 units, including steel tanks, polyethylene tanks, modular tanks, roll-off boxes, pumps, pipes, hoses and fittings, filtration, tank trailers, berms, and trench shoring equipment.

We serve customers in over 15 industries, including industrial and environmental services, environmental remediation, construction, chemicals, transportation, power, municipal works, and oil and gas. During the nine months ended October 31, 2016, no single customer accounted for more than 10% of our total revenue.

The demand for our services in the upstream segment of the oil and gas industry, which comprised 8.4% and 9.0% of our total revenue for the three and nine months ended October 31, 2016, respectively, depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile and the substantial reductions in crude oil prices that began in October 2014, and continued into 2015 and 2016, have resulted in a decline in the level of drilling and production activity, reducing the demand for fluid containment solutions and water management services in the basins in which we operate. During the fiscal year ended January 31, 2016, we recorded charges totaling $182.8 million associated with the impairment of a portion of our goodwill and other intangible assets within our North American segment as a result of the sustained decline in oil prices, together with the projected market expectations of a slow recovery of such prices, making it more likely than not that the fair value of these assets had decreased below their respective carrying values.

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

•
Expand Geographically. Historically, we have increased penetration in new geographic regions and generated profitable growth by opening new branches within North America and Europe and introducing our products and services. We believe there is an opportunity to continue to open new branches in Europe and in certain under-served regions of North America.

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

Geographic Operations

Our branches and employees by reportable segment were the following:

	October 31, 2016	October 31, 2015	Change
Branches:
Number of branches-North American Segment	48	52	(4)
Number of branches-European Segment	11	11	—
Total branches	59	63	(4)
Employees:
Number of employees-North American Segment	748	879	(131)
Number of employees-European Segment	126	115	11
Total employees	874	994	(120)

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the nine months ended October 31, 2016 to the items that we disclosed as our critical accounting policies, estimates, and judgments included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

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

Condensed Consolidated Statements of Operations (unaudited)

The following table presents our results of operations as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2016		2015		2016		2015
(In thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Rental revenue	$55,592	81.4%	$62,755	80.0%	$159,357	81.1%	$187,132	79.5%
Sales revenue	4,327	6.3%	4,252	5.4%	13,023	6.6%	13,713	5.8%
Service revenue	8,393	12.3%	11,473	14.6%	24,164	12.3%	34,611	14.7%
Total revenue	68,312	100.0%	78,480	100.0%	196,544	100.0%	235,456	100.0%
Operating expenses:
Employee related expenses	23,458	34.3%	25,007	31.9%	72,415	36.8%	82,473	35.0%
Rental expenses	9,032	13.2%	10,544	13.4%	23,382	11.9%	31,291	13.3%
Repair and maintenance	2,973	4.4%	2,964	3.8%	8,160	4.2%	8,785	3.7%
Cost of goods sold	2,431	3.6%	2,691	3.4%	7,793	4.0%	8,420	3.6%
Facility expenses	6,417	9.4%	7,309	9.3%	20,022	10.2%	21,584	9.2%
Professional fees	758	1.1%	900	1.1%	2,976	1.5%	2,867	1.3%
Other operating expenses	3,519	5.2%	4,838	6.2%	10,501	5.3%	12,776	5.4%
Depreciation and amortization	15,018	22.0%	15,201	19.4%	45,202	23.0%	47,919	20.4%
Gain on sale of equipment	(1,003)	(1.5)%	(629)	(0.8)%	(2,637)	(1.3)%	(1,792)	(0.8)%
Impairment of goodwill and other intangible assets	—	—%	74,248	94.6%	84,046	42.8%	74,248	31.5%
Impairment of long-lived assets	3,933	5.8%	2,729	3.5%	4,372	2.2%	3,048	1.3%
Total operating expenses	66,536	97.5%	145,802	185.7%	276,232	140.6%	291,619	123.9%
Income (loss) from operations	1,776	2.5%	(67,322)	(85.7)%	(79,688)	(40.6)%	(56,163)	(23.9)%
Other expense:
Interest expense, net	10,121	14.8%	10,584	13.5%	31,270	15.9%	31,698	13.5%
Foreign currency exchange loss, net	720	1.1%	352	0.4%	958	0.5%	68	—%
Other income, net	(5)	—%	—	—%	(17)	—%	—	—%
Total other expenses, net	10,836	15.9%	10,936	13.9%	32,211	16.4%	31,766	13.5%
Loss before income taxes	(9,060)	(13.4)%	(78,258)	(99.6)%	(111,899)	(57.0)%	(87,929)	(37.4)%
Income tax benefit	(2,604)	(3.8)%	(11,196)	(14.3)%	(25,745)	(13.1)%	(14,865)	(6.3)%
Net loss	$(6,456)	(9.6)%	$(67,062)	(85.3)%	$(86,154)	(43.9)%	$(73,064)	(31.1)%

Non-U.S. GAAP Financial Measures

The following is a reconciliation of our net loss to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2016	2015	2016	2015
Net loss	$(6,456)	$(67,062)	$(86,154)	$(73,064)
Interest expense, net	10,121	10,584	31,270	31,698
Income tax benefit	(2,604)	(11,196)	(25,745)	(14,865)
Depreciation and amortization	15,018	15,201	45,202	47,919
EBITDA	$16,079	$(52,473)	$(35,427)	$(8,312)
Foreign currency exchange loss, net	720	352	958	68
Financing related costs	36	2	102	53
Severance related costs	50	37	634	749
Sponsor management fees	146	141	425	413
Share-based compensation expense (income)	174	(219)	135	298
Impairment of goodwill and other intangible assets	—	74,248	84,046	74,248
Impairment of long-lived assets	3,933	2,729	4,372	3,048
Branch closure and consolidation	85	106	170	614
Software license and other fees related to impaired asset	—	557	—	917
Other	118	327	426	1,048
Adjusted EBITDA (1)(2)	$21,341	$25,807	$55,841	$73,144
Adjusted EBITDA margin	31.2%	32.9%	28.4%	31.1%

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

Results of Operations
Three Months Ended October 31, 2016 Compared to October 31, 2015

	Three Months Ended October 31,
(In thousands, except Operating Data)	2016	2015	$ Change		% Change
North America
Rental revenue	$47,404	$55,800	$(8,396)		(15.0)%
Sales revenue	4,323	4,252	71		1.7%
Service revenue	7,587	10,735	(3,148)		(29.3)%
Total North America revenue	59,314	70,787	(11,473)		(16.2)%
Total operating expenses(3)	60,390	140,337	(79,947)		(57.0)%
Loss from operations	(1,076)	(69,550)	68,474		(98.5)%
Europe
Rental revenue	8,188	6,955	1,233		17.7%
Sales revenue	4	—	4		100.0%
Service revenue	806	738	68		9.2%
Total European revenue	8,998	7,693	1,305		17.0%
Total operating expenses(3)	$6,146	$5,465	$681		12.5%
Income from operations	$2,852	$2,228	$624		28.0%
Consolidated
Total revenue	$68,312	$78,480	$(10,168)		(13.0)%
Total operating expenses	$66,536	$145,802	$(79,266)		(54.4)%
Total income from operations	$1,776	$(67,322)	$69,098		102.6%

Operating Data:
North America
Average utilization (1)	45.6%	54.1%	(850	) bps
Average daily rental rate (2)	$29.79	$31.73	$(1.94)		(6.1)%
Average number of rental units	23,651	23,370	281		1.2%
Europe
Average utilization (1)	42.3%	41.9%	40	bps
Average daily rental rate (2)	$88.09	$93.86	$(5.77)		(6.1)%
Average number of rental units	1,705	1,374	331		24.1%
Consolidated
Average utilization (1)	45.4%	53.4%	(800	) bps
Average daily rental rate (2)	$33.44	$34.42	$(0.98)		(2.8)%
Average number of rental units	25,356	24,743	613		2.5%

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

(3)
Total operating expenses by reporting segment excludes inter-segment allocations from North America to Europe of $1.2 million and $1.2 million for the three months ended October 31, 2016 and 2015, respectively.

Revenue

North America
Our North American segment revenue decreased as a result of the decreases in rental and service revenues of $8.4 million and $3.1 million, respectively. Revenue from oil and gas customers decreased by $5.2 million, or 50.1%. The decline in oil and gas revenue was due to the factors mentioned in the Overview section of Management’s Discussion and Analysis.
Revenue, excluding oil and gas customers, decreased by $6.3 million, or 10.4%, primarily due to decreases in revenue related to our maintenance and environmental customers.

Rental Revenue
Rental revenue decreased primarily as a result of a 6.1% decrease in average daily rental rate, an 850 basis point decrease in average utilization, and a $1.3 million decrease in re-rent revenue, partially offset by a 1.2% increase in the average number of rental units. In addition to the decrease in revenue from oil and gas, maintenance and environmental customers, both utilization and rate declines were due to decreased spend at refineries and petrochemical plants, driving demand and pricing down across most product lines.

Service Revenue
Service revenue decreased primarily due to less set-up revenue for pump-related projects and decreased hauling services.

Europe
Revenue from our European segment increased by $1.3 million, or 17.0%, due to increases in revenue from our maintenance and environmental customers.

Rental Revenue
Rental revenue increased by $1.2 million, or 17.7%, primarily due to a 40 basis point increase in average utilization and a 24.1% increase in the average number of rental units, partially offset by a 6.1% decrease in the average daily rate. The increase in the average number of rental units was primarily due to the introduction of the pump and filtration product lines in Europe during the fourth quarter of fiscal year 2016. Utilization increased through continued demand for steel tanks.

Operating Expenses

North America

The decrease in operating expenses is primarily attributable to the following:

•
$74.2 million decrease in impairment of goodwill and other intangible asset charges due to no qualitative indicators of further goodwill and other intangible asset impairment during the three months ended October 31, 2016.

•
$1.9 million decrease in employee related expenses primarily due to a $1.6 million decrease in payroll and payroll-related costs, partially offset by a $0.4 million increase in share-based compensation expense. The decrease in payroll and payroll-related costs was primarily driven by a 14.9% decrease in headcount from 879 as of October 31, 2015 to 748 as of October 31, 2016 and corporate cost reduction programs impacting certain employee benefits and overtime spend. The increase in share-based compensation expense was primarily due to$0.3 million related to the stock revaluation which resulted in a reduction of our stock options during the three months ended October 31, 2015 with no additional reductions recorded during the three months ended October 31, 2016.

•	$1.6 million decrease in rental expense primarily due to a $1.5 million decrease in re-rent expense driven by lower re-rent revenue.

•
$1.4 million decrease in other operating expenses primarily due to a $1.0 million decrease in bad debt expense combined with a $0.2 million decrease in travel expense due to cost reduction initiatives and a $0.1 million decrease in relocation expense. The decrease in bad debt expense was primarily related to a specific $1.2 million reserve due to customer bankruptcy proceedings during the same quarter of last year.

•
$0.9 million decrease in facility expense primarily due to a $0.7 million decrease in data processing expense as the result of a $0.6 million contract termination fee charge recorded during the three months ended October 31, 2015.

•	$0.4 million increase in the gain on sale of equipment as a result of higher equipment sales.

•	$0.3 million decrease in depreciation and amortization due to management efforts to dispose of aged equipment requiring significant maintenance costs and various assets becoming fully depreciated.

•	$0.3 million decrease in cost of goods sold driven by the decrease in sales revenue.

The decrease in operating expenses is partially offset by the following:

•
$1.2 million increase in impairment of long-lived assets from $$2.7 million for the same period in the prior year due to their net book values exceeding the estimated fair value. See Note 5, “Property and Equipment, Net.”

Europe
The increase in European operating expenses was primarily due to an increase of $0.4 million in employee related expenses, $0.1 million increase in depreciation and amortization and a $0.1 million increase in various other operating expenses. Employee related expenses increased primarily due to an increase in headcount of 11 employees, or 9.6%, from 115 employees as of October 31, 2015 to 126 employees as of October 31, 2016.

Income Tax Benefit
Income tax benefit during the three months ended October 31, 2016 decreased by $8.6 million to $2.6 million from $11.2 million during the three months ended October 31, 2015. The tax benefit decrease was primarily due to a decrease in book losses for the three months ended October 31, 2016 offset by impairment of non-deductible goodwill which was a discrete item for the three months ended October 31, 2015.

Results of Operations
Nine Months Ended October 31, 2016 Compared to October 31, 2015

	Nine Months Ended October 31,
(In thousands, except Operating Data)	2016	2015	$ Change		% Change
North America
Rental revenue	$133,627	$165,567	$(31,940)		(19.3)%
Sales revenue	12,981	13,706	(725)		(5.3)%
Service revenue	21,917	32,560	(10,643)		(32.7)%
Total North America revenue	168,525	211,833	(43,308)		(20.4)%
Total operating expenses(3)	258,369	275,210	(16,841)		(6.1)%
Loss from operations	(89,844)	(63,377)	(26,467)		41.8%
Europe
Rental revenue	25,730	21,565	4,165		19.3%
Sales revenue	42	7	35		500.0%
Service revenue	2,247	2,051	196		9.6%
Total European revenue	28,019	23,623	4,396		18.6%
Total operating expenses(3)	$17,863	$16,409	$1,454		8.9%
Income from operations	$10,156	$7,214	$2,942		40.8%
Consolidated
Total revenue	$196,544	$235,456	$(38,912)		(16.5)%
Total operating expenses	276,232	291,619	(15,387)		(5.3)%
Total loss from operations	(79,688)	(56,163)	(23,525)		41.9%

Operating Data:
North America
Average utilization (1)	44.3%	54.1%	(980	) bps
Average daily rental rate (2)	$29.97	$31.78	$(1.81)		(5.7)%
Average number of rental units	23,419	23,938	(519)		(2.2)%
Europe
Average utilization (1)	47.7%	43.7%	400	bps
Average daily rental rate (2)	$88.25	$91.58	$(3.33)		(3.6)%
Average number of rental units	1,583	1,341	242		18.0%
Consolidated
Average utilization (1)	44.5%	53.5%	(900	) bps
Average daily rental rate (2)	$33.92	$34.43	$(0.51)		(1.5)%
Average number of rental units	25,002	25,279	(277)		(1.1)%

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

(3)
Total operating expenses by reporting segment excludes inter-segment allocations from North America to Europe of $3.5 million and $4.0 million for the nine months ended October 31, 2016 and 2015, respectively.

Revenue

North America
Our North American segment revenue decreased as a result of decreases in rental, sales and service revenue of $31.9 million, $0.7 million and $10.6 million, respectively. Revenue from oil and gas customers decreased by $19.6 million, or 54.5%, during the nine months ended October 31, 2016 compared to the same period in the prior year. The decline in oil and gas revenue was due to the factors mentioned in the Overview section of Management’s Discussion and Analysis.
Revenue, excluding oil and gas customers, decreased by $23.7 million, or 13.5%, primarily due to a decrease in revenue related to our maintenance, environmental, construction and mining customers.

Rental Revenue
Rental revenue decreased primarily as a result of a 5.7% decrease in average daily rental rate, a 2.2% decrease in the average number of rental units, 980 basis point decrease in average utilization, and a $3.7 million decrease in re-rent revenue. The average number of rental units decreased primarily due to management efforts to dispose of aged equipment requiring significant maintenance costs. In addition to the decrease in revenue from oil and gas, maintenance, environmental, construction and mining customers, both utilization and rate declines were due to decreased capital spend at refineries and petrochemical plants, driving demand and pricing down across most product lines.

Sales Revenue
Sales revenue decreased as a result of decreases in special media, pumps, and bulk equipment sales.

Service Revenue
Service revenue decreased primarily due to less set-up revenue for pump-related projects and decreased hauling services.

Europe
Total revenue from our European segment increased by $4.4 million, or 18.6%, primarily due to increases in maintenance and environmental customers.

Rental Revenue
Rental revenue increased by $4.2 million, or 19.3%, primarily due to a 18.0% increase in the average number of rental units and a 400 basis point increase in average utilization, partially offset by a 3.6% decrease in average daily rate. The increase in the average number of rental units and utilization is primarily due to the introduction of the pump and filtration product lines in Europe during the fourth quarter of fiscal year 2016.

Operating Expenses

North America
The decrease in operating expenses is primarily attributable to the following:

•
$10.9 million decrease in employee related expenses primarily due to a $7.4 million decrease in payroll and payroll-related costs, a $1.6 million decrease in insurance costs, a $0.7 million decrease in bonus expense, a $0.6 million decrease in temporary labor costs, and a $0.4 million decrease in severance expense. The decrease in payroll and payroll-related costs was driven primarily by the impact of corporate cost reduction programs which affected certain employee benefits and overtime spend and a decrease in average headcount of 130 employees, or 14.1%, from 920 employees during the nine months ended October 31, 2015 to 790 employees during the nine months ended October 31, 2016. The decrease in insurance expense was driven by lower costs during the nine months ended October 31, 2016 due to a change from self-insured to fully-insured health plans on July 1, 2014. We reverted to a self-insured employee medical program effective July 1, 2015. The decrease in bonus expense was the result of our operating results being less than planned. The decrease in temporary labor costs was primarily due to less project staffing requirements as a result of corporate cost reduction programs. The decrease in severance costs was due to the termination of certain positions in the prior year.

•
$7.9 million decrease in rental expense was primarily due to a $5.9 million decrease in re-rent expense driven by lower re-rent revenue, a $1.6 million decrease in fuel expenses, a $0.3 million decrease in the use of outside freight vendors, and a $0.2 million decrease in the rental equipment for branch use.

•
$3.0 million decrease in depreciation and amortization as we impaired certain aged equipment with limited utilization in the third quarter of fiscal year 2016 coupled with management efforts to dispose of aged equipment requiring significant maintenance costs and various assets becoming fully depreciated.

•
$2.3 million decrease in other operating expenses primarily due to decreases of $1.1 million in bad debt expense and $0.4 million in travel expense and $0.3 million in customer entertainment costs due to corporate cost containment initiatives.

•	$1.5 million decrease in facility expense due to reductions in data processing, property tax, and miscellaneous office expenses.

•	$0.9 million increase in the gain on sale of equipment as a result of higher equipment sales.

•	$0.7 million decrease in repair and maintenance expenses primarily due to the reversal of a regulatory liability that is no longer required at the level we initially anticipated.

The decrease in operating expenses is partially offset by the following:

•
$9.8 million of goodwill and other intangible asset impairment charges recorded during the first quarter of fiscal year 2017. See Note 6, “Goodwill and Other Intangible Assets, Net” of the “Notes to the Condensed Consolidated Financial Statements.”

•	$1.2 million increase in impairment of long-lived assets due to their net book values exceeding the estimated fair value. See Note 5, “Property and Equipment, Net.”

Europe
Operating expenses for the European segment during the nine months ended October 31, 2016 were $17.9 million, an increase of $1.5 million, or 8.9%, compared to the same period in the prior year. The increase in European operating expenses was primarily due to increases of $0.9 million, $0.3 million, and $0.3 million in employee related expenses, professional fees, and depreciation and amortization, respectively. Employee related expenses increased primarily due to a $0.5 million increase in payroll and payroll-related costs and a $0.4 million increase in bonus expense. The increase in payroll and payroll-related costs was driven by an increase in average headcount of 12 employees, or 10.7%, from 112 employees during the nine months October 31, 2015 to 124 employees during the nine months ended October 31, 2016. The increase in bonus expense was due to our improved operating results. Professional fees increased primarily due to higher legal and accounting costs. Depreciation and amortization increased due to an increase in capital expenditures.

Income Tax Benefit
Income tax benefit during the nine months ended October 31, 2016 increased by $10.9 million primarily due to an increase in book losses during the nine months ended October 31, 2016, partially offset by an impairment of non-deductible goodwill recorded during the nine months ended October 31, 2015 as a discrete adjustment.

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

Cash and cash equivalents by geography were the following as of:

(In thousands)	October 31, 2016	January 31, 2016	$ Change	% Change
United States	$25,850	$34,014	$(8,164)	(24.0)%
Europe	13,656	9,738	3,918	40.2%
Canada	1,027	1,002	25	2.5%
Total cash and cash equivalents	$40,533	$44,754	$(4,221)	(9.4)%

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

Debt
On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”) ($45.0 million available on October 31, 2016 and, as described below, the revolving credit facility was reduced to $40.0 million on November 3, 2016) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”). (Refer to Note 9, “Debt” of the notes to the condensed consolidated financial statements for further details.)

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
On November 13, 2013, we entered into a second amendment to the Credit Facility (the “Second Amendment”). Pursuant to the Second Amendment, the Company borrowed $35.0 million of incremental term loans (the “Incremental Term Loan”), which may be used for general corporate purposes, including to finance permitted acquisitions. The terms applicable to the Incremental Term Loan are the same as those applicable to the term loans under the Credit Facility.
The Credit Facility, as amended, places certain limitations on our (and all of our U.S. subsidiaries’) ability to incur additional indebtedness, pay dividends or make other distributions, repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, utilize assets as security in other transactions, and sell certain assets or merge with or into other companies.
Under the Credit Facility, we may be required to satisfy and maintain a total leverage ratio not in excess of the leverage ratio 6.00:1.00 if there is an outstanding balance on the Revolving Credit Facility of 25% or more of the committed amount on any quarter end. The total leverage ratio is calculated as our net debt (total debt less cash and cash equivalents) divided by our trailing twelve months’ adjusted EBITDA. On October 31, 2016, we did not have an outstanding balance on the Revolving Credit Facility; therefore, on October 31, 2016, we were not subject to a leverage test. Additionally, on October 31, 2016, we were in compliance with all of our requirements and covenant tests under the Credit Facility.
The Credit Facility, as amended, places certain restrictive covenants (in each case, subject to exclusions) that limit, among other things, our ability and the ability of our restricted subsidiaries to: (1) create, incur, assume, or permit to exist, any liens; (2) create, incur, assume, or permit to exist, directly or indirectly, any additional indebtedness; (3) consolidate, merge, amalgamate, liquidate, wind up, or dissolve themselves; (4) convey, sell, lease, license, assign, transfer, or otherwise dispose of assets; (5) make certain restricted payments; (6) make certain investments; (7) make any optional prepayment, repayment, or redemption with respect to, or amend or otherwise alter the terms of documents related to, certain subordinated indebtedness; (8) enter into sale leaseback transactions; (9) enter into transactions with affiliates; (10) change our fiscal year end date or the method of determining fiscal quarters; (11) enter into contracts that limit our ability to incur any lien to secure our obligations under the Credit Facility; (12) create any encumbrance or restriction on the ability of any restricted subsidiary to make certain distributions; and (13) engage in certain lines of business. The Credit Facility also contains other customary restrictive covenants. The covenants are subject to various baskets and materiality thresholds.
On November 3, 2016, we entered into a third amendment to our Credit Facility (the “Third Amendment”) to amend the Revolving Credit Facility. The amendment (i) extends our maturity date from February 7, 2018 to November 7, 2019 (provided that such maturity date will be accelerated to January 30, 2019 unless the Company’s senior notes are repaid in full or extended or refinanced on or prior to January 30, 2019) and (ii) reduces the revolver commitment from $45.0 million to $40.0 million in addition to certain other amendments to the original terms. Under the amended Credit Facility, we may be required to satisfy and maintain a total leverage ratio if there is an outstanding balance on the revolving loan of 28% or more of the committed amount on any quarter end.
The Third Amendment is accounted for as debt modification. Costs incurred in connection with the Third Amendment will be deferred and amortized over the term of the Revolving Credit Facility. In addition, any unamortized deferred costs related to the old arrangement will be written off in proportion to the decrease in borrowing capacity. As of October 31, 2016, we incurred and recorded $0.2 million to deferred costs related to the Third Amendment.
Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and incremental term loan facilities. We amortized $0.8 million and $0.6 million of deferred financing costs during each period in the three months ended October 31, 2016 and 2015, and $2.2 million and $2.0 million during each period in the nine months ended October 31, 2016 and 2015, respectively.

Senior Unsecured Notes due 2019
On June 1, 2011, we issued $240.0 million of fixed rate 8.25% senior unsecured notes due June 1, 2019 (the “Notes”). We may redeem all or any portion of the Notes at the redemption prices set forth in the applicable indenture, plus accrued and unpaid interest. Upon a change of control, we are required to make an offer to redeem all of the Notes from the holders at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of the repurchase. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our direct and indirect existing and future wholly-owned domestic restricted subsidiaries.

Interest and Fees
Interest and fees related to our Credit Facility and the Notes were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2016	2015	2016	2015
Credit Facility interest and fees(1)	$4,859	$4,845	$14,496	$14,496
Notes interest and fees (2)	5,281	5,253	15,822	15,739
Total interest and fees	$10,140	$10,098	$30,318	$30,235

(1)	Interest on the Amended Term Loan is payable quarterly based upon an interest rate of 4.25%.

(2)	Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt
As of October 31, 2016, minimum required principal payments related to the Credit Facility and the Notes for each of the fiscal years ending January 31 are as follows:

(In thousands)	Principal Payments on Debt
Remainder of the fiscal year ending January 31, 2017	$1,041
2018	4,163
2019	4,163
2020	634,414
Total	$643,781

Sources and Uses of Cash
Our sources and uses of cash for selected line items in our condensed consolidated statements of cash flows were as follows:

	Nine Months Ended October 31,
(In thousands)	2016	2015	$ Change
Net loss	$(86,154)	$(73,064)	$(13,090)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	887	2,071	(1,184)
Provision for excess and obsolete inventory, net	—	15	(15)
Share-based compensation expense	135	298	(163)
Gain on sale of equipment	(2,637)	(1,792)	(845)
Depreciation and amortization	45,202	47,919	(2,717)
Amortization of deferred financing costs	2,168	2,048	120
Deferred income taxes	(27,426)	(13,692)	(13,734)
Amortization of above-market lease	(114)	(286)	172
Impairment of goodwill and other intangible assets	84,046	74,248	9,798
Impairment of long-lived assets	4,372	3,048	1,324
Changes in assets and liabilities:
Accounts receivable	1,378	881	497
Inventories	3,517	(1,023)	4,540
Prepaid expenses and other assets	(573)	454	(1,027)
Accounts payable and other liabilities	612	260	352
Cash provided by operating activities	25,413	41,385	(15,972)
Cash used in investing activities	(27,083)	(15,548)	(11,535)
Cash used in financing activities	(3,137)	(3,248)	111
Effect of foreign currency translation on cash	586	(168)	754
Net increase (decrease) in cash and cash equivalents	$(4,221)	$22,421	$(26,642)

Cash Provided by Operating Activities
Cash flow from operations during the nine months ended October 31, 2016 totaled $25.4 million, a decrease of $16.0 million compared to the nine months ended October 31, 2015. This decrease was primarily related to the following:

•	Net loss increased $13.1 million from a net loss of $73.1 million during the nine months ended October 31, 2015 to a net loss of $86.2 million during the nine months ended October 31, 2016.

•	The change in share-based compensation expense resulted in a $0.2 million decrease, primarily due to the remeasurement of our stock options accounted for as liability awards.

•	The change in gain on sale of equipment resulted in a $0.8 million decrease due to higher sales of equipment in the current fiscal period.

•
The change in depreciation and amortization resulted in a $2.7 million decrease, primarily due to the disposition of aged equipment requiring significant maintenance costs and the impairment of long-lived assets in the third quarter of fiscal year 2016.

•	The change in deferred income taxes resulted in a $13.7 million decrease to cash provided by operating activities.

•
The change in prepaid expenses and other assets resulted in a $1.0 million decrease, primarily due to a decrease in miscellaneous vendor credits in the current year and an increase in the payment of software support subscriptions, partially offset by higher prepaid insurance in the prior year.

The decreases above are partially offset by the following:

•	The impairment of goodwill and other intangible assets resulted in a $9.8 million increase.

•
The change in accounts receivable resulted in a $0.5 million increase to cash provided by operating activities primarily due to an increase in accounts receivable due to higher sales during the prior fiscal period.

•	The change in inventories resulted in a $4.5 million increase to cash provided by operating activities due to the completion and transfer of assembled equipment to our rental fleet.

•
The change in accounts payable and other liabilities resulted in a $0.4 million increase to cash provided by operating activities primarily due to cost saving initiatives implemented in the current year.

Cash Used In Investing Activities
Cash used in investing activities consists of cash used to purchase property and equipment, partially offset by proceeds from the sale of equipment from our rental fleet. Purchases of property and equipment totaled $29.8 million and $18.4 million during the nine months ended October 31, 2016 and 2015, respectively. Proceeds from equipment sales totaled $3.8 million and $2.9 million during the nine months ended October 31, 2016 and 2015, respectively. The increase in capital expenditures was to support new projects and refurbish our existing fleet.

Effect of Exchange Rate Changes on Cash
The effect of foreign currency translation on cash resulted in an increase of $0.6 million and a decrease of $0.2 million to cash and cash equivalents during the nine months ended October 31, 2016 and 2015, respectively. The Euro/USD, the British Pound Sterling/USD and Canadian dollar/USD spot rates changed from 1.102, 1.534, and 0.759, respectively, as of October 31, 2015 to 1.098, 1.219, and 0.746, respectively, as of October 31, 2016.

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

As of July 31, 2016, our three swap agreements, with a total notional amount of $214.0 million, expired. No unrealized gain or loss was recorded in the condensed consolidated statements of operations for the ineffective portion of the change in fair value of the interest rate swap agreements. We did not enter into any new interest rate swap agreements during the three and nine months ended October 31, 2016. We are always evaluating the interest rate risk exposure and could enter into agreements to manage our risk.

Contractual Obligations
There has been no material change to our contractual obligations as disclosed in our 2016 Annual Report.

Off-Balance Sheet Arrangements
    As of October 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. As of July 31, 2016, we no longer had any outstanding interest rate swaps. As of October 31, 2016, our total indebtedness was $643.8 million (including $240.0 million aggregate principal amount of 8.25% senior notes due 2019 and $403.8 million aggregate principal amount outstanding of LIBOR term loans (subject to a 1.25% floor) under our term loan facility). A 100 basis point increase or decrease in the assumed interest rates on the credit facilities would result in a $4.9 million increase or decrease in reported net loss for the nine months ended October 31, 2016.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2016.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BAKERCORP INTERNATIONAL, INC.

Date:	December 9, 2016	By:	/s/ Robert Craycraft
Robert Craycraft
President and Chief Executive Officer

		By:	/s/ Raymond Aronoff
Raymond Aronoff
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document