Form 10-K
period 2017-01-31
BakerCorp International, Inc.
filed 2017-04-26
CIK 1550377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________________________________
FORM 10-K
 ___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2017
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

The registrant is a privately held corporation. As of July 29, 2016, the last business day of the registrant's most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant's common stock is not determinable.

There is no public market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, par value $0.01 per share, outstanding on April 7, 2017.

_________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:

Certain exhibits are incorporated in Item 15 of this Annual Report by reference to other reports and registration statements of the registrant which have been filed with the Securities and Exchange Commission.

BAKERCORP INTERNATIONAL, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended January 31, 2017

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

PART I

Item  1. BUSINESS
BakerCorp International, Inc. and its consolidated subsidiaries also referred to "we", "our", "us" and "the Company" began operations in 1942 and was reincorporated in Delaware on September 13, 1996. We are a provider of liquid and solid containment solutions operating within the specialty sector of the broader industrial services industry. Throughout our operating history of over 70 years, we have developed a reputation for delivering quality containment equipment and services to a broad range of customers across a wide variety of end markets. We maintain a large and diverse rental fleet consisting of more than 25,300 units as of January 31, 2017. Our fleet includes steel tanks, polyethylene tanks, modular tanks, roll-off boxes, pumps, pipes, hoses and fittings, filtration, tank trailers, berms, and trench shoring equipment.
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
We provide our containment solutions to a diverse set of over 4,800 customers. We work with our customers to deliver a mix of our products and services for a wide variety of applications, such as:

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

Increase Penetration in Existing End Markets and Expand into New Industries
We serve over 15 industries, including industrial and environmental remediation, refining, environmental services, construction, chemicals, transportation, power, municipal works, pipeline, and oil and gas. Through our containment, transfer and treatment products and services, we are able to offer a wide array of solutions, allowing for end market diversification, low customer concentration, and value-added services to our existing customer relationships. None of our top ten customers during fiscal year 2017 composed greater than 10% of our revenue.
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
We offer centralized management, support and visibility to our Strategic Account customers, paired with local resources to manage the day-to-day needs of each location. Our Strategic Accounts team works directly with key decision makers for each of these accounts to establish service standards and pricing across all branches. Based upon comprehensive customer analysis, our Strategic Accounts managers develop strategic account plans, including key relationship management, product and service options and customer retention programs. These managers also develop key performance metrics with the customer and coordinate the branch and executive resources to execute this strategy. Our Strategic Accounts generated approximately 28.3%, 30% and 31% of our consolidated revenue during fiscal years 2017, 2016 and 2015, respectively.

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

We have been engaged in a company-wide Lean/Six Sigma process improvement program since 2013. We have completed over 198 process improvement projects and are Lean/Six Sigma certified in 48 of our branches as of January 31, 2017. During fiscal year 2017, we continued implementation of Rent Ready Optimization Concept (RROC), a program designed to streamline field processes from start to finish to significantly reduce our time to return equipment coming off-rent to rent ready condition. Our branches are undergoing a variety of change management processes as part of RROC program, which includes but is not limited to lean transformation and standardization of all facility processes, inventory management, and a revamp of our QMS process. 3 branches are RROC certified as of January 31, 2017.
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
We employed 873 full-time personnel as of January 31, 2017, including 418 hourly employees and 455 salaried employees. As of January 31, 2017, our employees were composed of 724 field and 149 corporate and senior management employees. As of January 31, 2016, we employed 954 full-time personnel, including 483 hourly employees and 471 salaried employees. Our employees were composed of 775 field and 179 corporate and senior management employees. The decrease in the number of employees has been driven by the realignment of our branches to meet end market demand. None of our employees are represented by labor unions.

Segments
We have two reportable segments, North America and Europe. Segment financial information is presented in Note 12 to our consolidated financial statements. The North American segment consists of operations located in the United States and Canada. The European segment consists of operations located in France, Germany, the Netherlands, and the United Kingdom.

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

Within each geographical region of our North American segment, our branches have similar economic and operational characteristics including:

•	BakerZero safety program;

•	similar products and services;

•	similar operational policies and procedures;

•	Strategic Accounts customers with pricing and contractual terms established centrally and administered at the local branches;

•	equipment that is frequently purchased through a centralized corporate procurement function; and

•	shared employees and other resources.

Similarly, in Europe we have designed our equipment to be compatible with the most stringent laws in the European Union. Our equipment in the United States would not be suitable for use in our European business. We have not, and have no plans to, transfer assets from North America to Europe.

Environmental, Health, and Safety Regulations

Our operations are subject to numerous laws governing environmental protection and occupational health and safety matters. These laws regulate issues such as wastewater, stormwater, solid and hazardous wastes and materials and air quality. Our operations generally do not raise significant environmental risks, but we use and store hazardous wastes and materials and air quality. Our operations generally do not raise significant environmental risks, but we use and store hazardous materials as part of maintaining our rental equipment fleet and the overall operations of our business, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from above-ground storage tanks located at certain of our locations. Under environmental and safety laws, we may be liable for, among other things, (i) the costs of investigating and remediating contamination at our sites as well as sites to which we send hazardous wastes for disposal or treatment, regardless of fault, and (ii) fines and penalties for non-compliance. We incur ongoing expenses associated with the performance of appropriate investigation and remediation activities at certain of our locations.

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
Approximately 8.8% and 15.8% of our total revenue during fiscal years 2017 and 2016, respectively, was related to assisting customers in extracting oil and natural gas. A significant portion of this revenue involves rentals to customers that use the hydraulic fracturing, or “fracking,” method to extract natural gas. This method uses a comparatively high amount of water and other liquids and accordingly requires a more intensive use of the products we rent to customers. This method has been the subject of scrutiny by several states, local communities, the Federal government, foreign jurisdictions, and advocacy groups regarding its impact on the environment. Although the EPA released a report in June 2015 concluding that hydraulic fracturing has not led to widespread, systematic impacts to drinking water, the findings in the report are being challenged by the EPA's Science Advisory Board, which may result in the issuance of regulations or guidance regarding certain aspects of the process, including the sourcing of water, underground injection of fracturing liquids containing diesel fuel, wastewater and storm water disposal, the on-site storage of fracturing liquids, and air emissions. Moreover, while a federal court stayed the implementation of the Bureau of Land Management's 2015 final rule applicable to hydraulic fracturing on federal and Indian lands, a successful appeal of that decision may result in the implementation of the rule that requires, among other things, oil and natural gas operators to disclose the chemicals used in hydraulic fracturing operations, guarantee the safe construction of wells, take measures to lower the risk of cross-well contamination with chemicals and fluids, and improve their handling of wastewater. In addition, from time to time, legislation is introduced in Congress that could result in additional regulatory burdens such as permitting, construction, financial assurance, monitoring, recordkeeping, and plugging and abandonment requirements. State, local, and foreign governments have also begun to regulate hydraulic fracturing. Several states have implemented or are considering rules that require operators to disclose the types of chemicals used in fracking fluids injected into natural gas wells or impose other requirements on hydraulic fracturing operations. In June 2015, the New York Department of Environmental Conservation issued a findings statement concluding its seven year study of hydraulic fracturing, thereby officially prohibiting the practice in New York. Similar bans and moratoria are being considered or have been implemented by local governmental authorities in up to twenty three states. In addition, Oklahoma's Supreme Court recently ruled that its citizens may sue oil and gas companies for property damages sustained as a result of earthquakes due to hydraulic fracturing. On a regional level, an indefinite moratorium is in effect in the Delaware River Basin Commission’s “Special Protection Waters” watershed until the commission finalizes rules regulating hydraulic fracturing.

Internationally, Quebec’s temporary moratorium on horizontal hydraulic fracturing drilling for natural gas, which had been in effect since April 2012 was lifted in June 2016 by Quebec's Prime Minister. The moratorium was based on a study by the province’s environmental review board concluding that the risks associated with hydraulic fracturing outweigh its benefits. In the future, Quebec may elect to reinstate it moratorium on horizontal hydraulic fracturing drilling for natural gas. New Brunswick, Nova Scotia, Newfoundland and Labrador have adopted moratoria varying in scope. Europe, Wales, Scotland, Germany, France, the Netherlands, and Bulgaria have all banned the practice. Other countries and foreign municipalities are also considering or have implemented bans, moratoria or other regulations. Several private lawsuits have been filed asserting that chemicals used in certain hydraulic fracturing operations have resulted in contamination of soil and groundwater of nearby landowners and drinking water facilities. These regulatory and legal developments could lead to a curtailment of hydraulic fracturing or make it more expensive to conduct and, as a result, materially adversely affect our pricing or the demand for our services. In addition, it is possible that changes in the technology utilized in hydraulic fracturing could make it less dependent on liquids and therefore lower the related requirements for the use of our rental equipment. This could materially and adversely affect our current revenue and operating results and our prospects for revenue growth.

We intend to continue to expand our business into new geographic markets, and this expansion may be costly and may not be successful.
We have made and continue to plan on making substantial investments of both time and money as part of our continued and existing expansion into new markets or markets which are not fully developed, including Europe. This expansion could require financial resources that would not therefore be available for other aspects of our business, and it may also require considerable time and attention from our management, leaving them with less time to focus on our existing businesses. We may also be required to raise additional debt or equity capital for these initiatives. In addition, we may face challenges operating in new business climates with which we are unfamiliar, including facing difficulties in staffing and managing our new operations, fluctuations in currency exchange rates, exposure to additional regulatory requirements, including certain trade barriers, changes in political and economic conditions, and exposure to additional and potentially adverse tax regimes. Our success in any new markets, including Europe, will depend, in part, on our ability to anticipate and effectively manage these and other risks. It is also possible that our increased investment in new markets will coincide with an economic downturn that prevents our ability to expand successfully. Finally, it is possible that we will face increased competition in any new markets as other companies attempt to take advantage of the market opportunities there, and any new competitors could have substantially more resources than we do and may have better relationships and a greater understanding of the region. If we fail to manage the risks inherent in our geographic expansion, we could incur substantial capital and operating costs without any related increase in revenue, which would harm our operating results and our ability to service our debt.

Our growth strategy includes evaluating selected acquisitions, which entails certain risks to our business and financial performance.
We have historically achieved a portion of our growth through acquisitions and expect to evaluate selected new acquisitions as part of our strategy. Any acquisition of another business entails risks, and it is possible that we will not realize the expected benefits from an acquisition or that an acquisition will adversely affect our existing operations. Acquisitions entail certain risks, including:

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
These laws and requirements also address multiple aspects of our operations, such as product design, worker safety, consumer rights, privacy, employee benefits, environmental, safety, transportation and other matters. Furthermore, different jurisdictions often have different and sometimes contradictory requirements. Because we operate in several different countries and are capable of operating in all 50 states, we have to adapt to and comply with different regulatory regimes. Changes in these requirements, or in their interpretation and implementation, could lead to significant increases in our costs. Also, any material failure by our branches to comply with any legal or regulatory requirement could harm our reputation, limit our business activities, and cause us to incur fines or penalties, or have other adverse impacts on our business.

Professional liability, product liability, warranty and other claims against us could reduce our revenue.

Any accidents or system failures in excess of insurance limits at locations that we engineer or construct or where our products are installed or where we perform services could result in significant professional liability, product liability, warranty and other claims against us. Further, the construction projects we perform expose us to additional risks, including cost overruns, equipment failures, personal injuries, property damage, shortages of materials and labor, work stoppages, labor disputes, weather problems and unforeseen engineering, architectural, environmental and geological problems. Finally, once our construction is complete, we may face claims with respect to the work performed. If we incur these claims, we could incur substantial losses of revenue.

If we repatriate earnings from foreign subsidiaries which are currently considered indefinitely reinvested, our income tax expense could be significantly increased.

We have not recognized a deferred tax liability on the undistributed earnings of foreign subsidiaries as allowed under the indefinite reversal criterion of ASC 740. We consider these amounts to be indefinitely invested based on specific plans for reinvestment of these earnings. However, if liquidity deterioration were to require us to change our plans and repatriate all or a portion of these undistributed earnings, income tax expense and deferred income tax liabilities could be significantly increased. In addition, certain tax reform proposals under consideration by U.S. lawmakers may impact the taxation of foreign earnings. See "Changes in our effective income tax rate could materially affect our results of operations."

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

The occurrence of such events may result in higher taxes, lower profitability, and increased volatility in our financial results. In addition, U.S. lawmaker are evaluating proposals for substantial changes to U.S. fiscal and tax policies, which could include comprehensive tax reform. A variety of tax reform proposals that would significantly impact U.S. taxation of multinational corporations are under consideration, including changes to repatriation (including the taxation of previously unrepatriated foreign earnings), reduction in the U.S. corporate tax rate, introduction of a capital expense deduction and the elimination of the interest deduction. Although a reduction in the U.S. corporate tax rate may lower our tax provision expense in future periods, it may also significantly decrease the value of our deferred tax assets and deferred tax liabilities which would result in a net increase to net income in the period in which the change is enacted. We cannot predict whether any of these tax reform proposals will be enacted or the impact, if any, such changes may have on our business,; however, such changes could have a material adverse effect on our business and results of operations.

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
In particular, the FMCSA implemented the Compliance Safety Accountability operational model in 2010, which evaluates driver behavior in six different on-road safety categories. If a company falls into the bottom quartile in any category, the FMCSA will send that company a warning letter. There are no penalties associated with such a warning letter other than increased roadside inspections; however, if a company had received such a letter and did not improve its safety performance, there could be further scrutiny of its operations in the future, including investigations of safety practices and imposition of a cooperative safety plan. In severe instances, the FMCSA could issue notices of violations imposing civil penalties or even order us to cease all motor vehicle operations. As of January 31, 2017, we have not received any warning letters.
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

In addition, as an “emerging growth company,” we have elected under the JOBS Act to delay adoption of all new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Therefore, our financial statements may not be comparable to those of companies that comply with standards that are otherwise applicable to public companies.

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
We assess our goodwill, other intangible assets and our long-lived assets on an annual basis and whenever events or changes in circumstances indicate the carrying value of our assets may not be recoverable, and as and when required by accounting principles generally accepted in the United States to determine whether they are impaired. During the twelve months ended January 31, 2017, we recorded charges of approximately $116.3 million for the impairment of our goodwill and indefinite-lived intangible asset (trade name). Future appraisals of our business impacting the fair value of our assets or changes in estimates of our future cash flows could affect our impairment analysis in future periods and cause us to record either an additional expense for impairment of assets previously determined to be partially impaired or record an expense for impairment of other assets. Depending on future circumstances, we may never realize the full value of intangible assets. Any future determination or impairment of a significant portion of our goodwill and other intangibles could have an adverse effect on our financial condition and results of operations.

Risks Related to the Notes and Our Indebtedness

We have a substantial amount of debt, which exposes us to various risks.
We have substantial debt and, as a result, significant debt service obligations. On January 31, 2017, our total indebtedness was $642.7 million (including $240.0 million aggregate principal amount of 8.25% senior notes due June 2019 and $402.7 million aggregate principal amount outstanding under our term loan facility). On November 13, 2013, the Company borrowed $35.0 million of incremental term loans (the “Incremental Term Loans”), which may be used for general corporate purposes, including to finance permitted acquisitions. The terms applicable to the Incremental Term Loans are the same as those applicable to the term loans under the Credit Agreement. We also had an additional $40.0 million available for borrowing under our revolving credit facility as of January 31, 2017. Our substantial level of debt and debt service obligations could have important consequences including:

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

The occurrence of any one of these events could have an adverse effect on our business, financial condition, results of operations, prospects, and ability to satisfy our obligations under our debt. In addition, certain tax reform proposals under consideration by U.S. lawmakers may impact the deductibility of interest expense for U.S. federal income tax purposes. See "Changes in our effective income tax rate could materially affect our results of operations."

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
The notes and the related guarantees are unsecured. This means they are effectively subordinated in right of payment to all of our and our subsidiary guarantors’ secured debt, including our credit facilities, to the extent of the value of the assets securing that debt. Loans under our credit facilities are secured by substantially all of our and the guarantors’ assets (subject to certain exceptions). We have $402.7 million outstanding under the term loan portion and no amount outstanding (and $40.0 million of unused availability) under the revolving portion of our credit facilities as of January 31, 2017. Furthermore, the indenture governing the notes will allow us to incur additional secured debt.

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
None of our existing or future foreign subsidiaries will guarantee the notes, and some of our future domestic subsidiaries may not guarantee the notes. This means the notes are structurally subordinated to the debt and other liabilities of these subsidiaries. As of January 31, 2017, our non-guarantor subsidiaries had $12.7 million of total liabilities, including trade payables and deferred tax liabilities and excluding intercompany liabilities. Our non-guarantor subsidiaries may, in the future, incur substantial additional liabilities, including debt. Furthermore, we may, under certain circumstances described in the indenture governing the notes, designate subsidiaries to be unrestricted subsidiaries, and any subsidiary that is designated as unrestricted will not guarantee the notes. In the event of our non-guarantor subsidiaries’ bankruptcy, insolvency, liquidation, dissolution, reorganization or similar proceeding, the assets of those non-guarantor subsidiaries will not be available to pay obligations on the notes until after all of the liabilities (including trade payables) of those non-guarantor subsidiaries have been paid in full.

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

We are a holding company, and our ability to make any required payment on the notes is dependent on the operations of, and the distribution of funds from, BakerCorp, A Delaware Corporation (our operating company) and its subsidiaries.
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

Location	Purpose or Use	Square Feet on January 31, 2017	Status on January 31, 2017
Plano, Texas	Corporate headquarters	18,523	Leased, expires August 14, 2024
Seal Beach, California	Administration	18,310	Leased, expires March 31, 2019

We lease all of our locations in the United States, Canada and Europe. Upon expiration of our leases, we believe we will obtain lease agreements under similar terms; however, there can be no assurance that we will receive similar terms or that any offer to renew will be accepted.

See Note 14 , “Commitments and Contingencies—Leases” of the Notes to Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K for additional information regarding our obligations under leases.

Item 3.	LEGAL PROCEEDINGS
Description can be found in Note 14 to our consolidated financial statements, included in this report at Item 8 Financial Statements and Supplementary Data of this annual report on Form 10-K.

Item 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
All of our outstanding shares are privately held, and there is no established public market for our shares.

Holders
As of January 31, 2017, there was one holder of record of our common stock, BakerCorp International Holdings, Inc.

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

Purchases of Equity Securities by the Issuer
There were no purchases of our equity securities made by or on behalf of us during fiscal year 2017.

Equity Compensation Plans
For information regarding equity compensation plans, see Note 11. “Share-based Compensation” of the “Notes to Consolidated Financial Statements” included in Item 8 of this annual report on Form 10-K.

Item 6.	SELECTED FINANCIAL DATA
The following selected consolidated historical financial data reflects the results of operations and balance sheet data as of and for the years ended January 31, 2013 to 2017 for the stated periods. The data below should be read in conjunction with and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto contained elsewhere in this report. The financial information presented may not be indicative of our future performance.

	January 31,
(In thousands)	2017	2016	2015	2014	2013
Statement of operations data:
Total revenue	$255,420	$303,129	$332,320	$310,611	$314,467
Total operating expense	369,433	468,330	302,334	291,309	253,398
(Loss) Income from operations	(114,013)	(165,201)	29,986	19,302	61,069
Total other expenses, net	42,059	43,492	43,331	45,230	43,763
(Loss) income before income tax (benefit) expense	(156,072)	(208,693)	(13,345)	(25,928)	17,306
Income tax (benefit) expense	(31,937)	(36,473)	(6,702)	(7,684)	7,476
Net (loss) income	$(124,135)	$(172,220)	$(6,643)	$(18,244)	$9,830
Balance sheets as of
Cash	$44,563	$44,754	$18,665	$25,536	$28,069
Accounts receivable, net	52,478	62,420	70,758	65,142	62,489
Property and equipment, net	320,707	336,635	368,299	393,142	373,794
Total assets	830,540	995,094	1,217,853	1,274,506	1,265,737
Total debt (excluding capital leases)	635,477	637,264	639,521	641,279	605,616
Shareholder’s equity	$42,395	$167,448	$342,248	$373,756	$399,396

EBITDA GAAP Reconciliations
The following is a reconciliation of our net loss to EBITDA and Adjusted EBITDA for the following:

	Fiscal years ended January 31,
(dollar amounts in thousands)	2017	2016	2015
Net loss	$(124,135)	$(172,220)	$(6,643)
Interest expense	41,516	42,329	42,440
Income tax benefit	(31,937)	(36,473)	(6,702)
Depreciation and amortization expense	59,775	63,168	65,511
EBITDA	$(54,781)	$(103,196)	$94,606
Foreign currency exchange loss, net	565	1,163	865
Financing related costs	138	135	143
Sponsor management fees	554	546	608
Share-based compensation expense	315	343	1,995
Impairment of goodwill and other intangible assets	116,340	182,849	—
Impairment of long-lived assets	4,485	3,086	3,364
Restructure related costs	703	1,884	694
Software license and other fees related to impaired asset	—	917	—
Other	610	1,784	2,356
Adjusted EBITDA	$68,929	$89,511	$104,631
Adjusted EBITDA margin	27.0%	29.5%	31.5%

EBITDA represents the sum of net loss, interest expense, income taxes and depreciation of rental equipment and non-rental depreciation and amortization expense. Adjusted EBITDA represents EBITDA excluding certain expenses detailed within the net loss to Adjusted EBITDA reconciliation above. EBITDA and Adjusted EBITDA, which are used by management to measure performance, are non-GAAP financial measures. Management believes that EBITDA and Adjusted EBITDA are useful to investors. EBITDA is commonly utilized in our industry to evaluate operating performance, and Adjusted EBITDA is used to determine our compliance with financial covenants related to our debt instruments and is a key metric used to determine incentive compensation for certain of our employees, including members of our executive management team. Both EBITDA and Adjusted EBITDA are included as a supplemental measure of our operating performance because in the opinion of management they eliminate items that have less bearing on our operating performance and highlight trends in our core business that may not otherwise be apparent when relying solely on U.S. GAAP financial measures. In addition, Adjusted EBITDA is one of the primary measures management uses for the planning and budgeting processes and to monitor and evaluate our operating results. EBITDA and Adjusted EBITDA are not recognized items under U.S. GAAP and do not purport to be alternative to measures of our financial performance as determined in accordance with U.S. GAAP, such as net loss. Because other companies may calculate EBITDA and Adjusted EBITDA differently than we do, EBITDA may not be, and Adjusted EBITDA as presented herein is not, comparable to similarly titled measures reported by other companies.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjuction with "Selected Financial Data", our consolidated financial statements and the related notes includied in the Annual Report on Form 10-K. This discussion contains forward-looking statemnts that involve risk and uncertainty. Our actual results could differ materially from those anticipated in the forward looking statements as a result of various factors including the risks we discus in Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K, that could cause actual results to differ materially from those anticipated by us. We undertake no obligation to update these forward looking statements to reflect events or circumstances after the date of this Annual Report or to reflect actual outcomes. The discussion is divided into the following sections:

•	Overview

•	Critical Accounting Policies, Estimates and Judgments

•	Results of Operations

•	Liquidity and Capital Resources

Overview

Business
We are a provider of liquid and solid containment solutions operating within the specialty sector of the broader industrial services industry. We provide equipment rental, service and sales to our customers through a solution-oriented approach often involving multiple products. We provide our containment solutions within the United States through a national network with the capability to serve customers in all 50 states as well as a number of international locations in Europe and Canada. We maintain one of the largest and most diverse liquid and solid containment rental fleets in the industry consisting of more than 25,300 units, including steel tanks, polyethylene tanks, modular tanks, roll-off boxes, pumps, pipes, hoses and fittings, filtration, tank trailers, berms, and trench shoring equipment.

We serve customers in over 15 industries, including construction, refinery industrial and environmental services, chemicals, environmental remediation, oil and gas and power. During fiscal years 2017, 2016 and 2015, no single customer represented more than 10% of our total revenue, and our top ten customers accounted for approximately 21.3% of our total revenue.

The demand for our services in the upstream segment of the oil and gas industry, which comprised approximately 8.8% of our total revenue for the fiscal year ended January 31, 2017, depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile and the substantial reductions in crude oil prices that began in October 2014, and continued into 2015 and 2016, have resulted in a decline in the level of drilling and production activity, reducing the demand for containment solutions in the basins in which we operate. During the fiscal year ended January 31, 2017, we recorded charges totaling $116.3 million associated with the impairment of all of our goodwill and a portion of our other intangible assets within our North American segment as a result of the sustained decline in oil prices, together with the projected market expectations of a slow recovery of such prices, making it more likely than not that the fair value of these assets had decreased below their respective carrying values. A further reduction in crude oil and natural gas prices could lead to continued declines in the level of production activity and demand for our services, which could result in the recognition of additional impairment charges on our intangible assets and property and equipment associated with our North American operations.

Our key business objectives are to continue to fund our highest growth opportunities, optimize our fleet, increase revenue through a multi-tiered commercial strategy, and achieve operational excellence by increasing efficiencies and maintaining an expense base that supports our existing revenue streams and allows for scalability. We were able to achieve this through a variety of company-wide process improvements such as:

•
We continued the implementation of the Asset Management System, which enables us to thoroughly evaluate our equipment, assess cost of ownership and rate of return, and prioritize how we manage each piece of equipment, allowing for improved planning, cost management, and resource allocation.

•
We developed more sophisticated systems to actively monitor the life cycle of our equipment. With this investment, we are able to make more informed decisions to refurbish or retire under-utilized and/or high maintenance cost assets and replace those units with assets that have a higher demand and/or strategic value.

•
We continued to implement the "Rent Ready Optimization Concept" (RROC), which includes lean transformation and standardization of all facilities, inventory management, and a revamp of our Quality Management System process. RROC is designed to streamline field processes from start to finish to significantly reduce our time to return equipment coming off-rent to rent ready condition, thereby improving our ability to respond to customer demand as well as accurately manage assets throughout their life cycle. We currently have 3 RROC certified branches and anticipate 13 RROC certified branches by the end of the ficsal year ending January 31, 2018.

•	We continued to evaluate additional product lines and service offerings that complement and enhance our current capabilities.

•
We have been engaged in a company-wide Lean/Six Sigma process improvement program. These strategic efforts have been focused on implementing company-wide process improvements as well as tactical activities at the local branches. We have completed over 198 process implementation projects and are Lean/Six Sigma certified in 48 of our branches.

•	We focused on improving our strategic sourcing, vendor consolidation, national purchasing programs, and cost leverage initiatives across the business.

•
We evaluated current market conditions and looked for opportunities to reduce selling, general and administrative costs. This resulted in the reduction of personnel in locations with lower demand and the closure of three branches.

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

Geographic Operations
Our branches and employees by reportable segment were as follows:

	January 31,
	2017	2016	Change
Branches:
Number of branches-North American Segment	46	49	(3)
Number of branches-European Segment	11	11	—
Total branches	57	60	(3)
Employees:
Number of employees-North American Segment	741	832	(91)
Number of employees-European Segment	132	122	10
Total employees	873	954	(81)

Our operations are managed from our corporate headquarters, which is located in Plano, Texas. The majority of our operations, resources, property and equipment are located in North America, and predominantly in the United States. We had four branches in Canada as of January 31, 2017. The U.S. and Canada comprise our North American segment. Our equipment has the capability to be utilized for multiple applications within North America. We incentivize our local managers to maximize return on assets under their control and we have well-developed systems to enable equipment and resource sharing. As a result, equipment in the U.S. and Canada is readily transferable and shared by the local branch managers. The process of equipment and resource sharing within our reportable segments enables us to maximize our efficiency and respond to shifts in customer demand.

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

Rental Revenue Metrics
We evaluate rental revenue, the largest portion of our revenue, utilizing the following metrics:

•
Rental Activity – The change in rental activity is measured by the impact of several items, including the utilization of rental equipment that we individually track which reflects the demand for our products in relation to the level of equipment, volume of rental revenue on bulk items not individually tracked (which includes pipes, hoses, fittings, and shoring), and the volume of re-rent revenue, resulting from the rental of equipment we do not own.

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

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards that have different effective dates for public and private companies. An “emerging growth company” can delay the adoption of such accounting standards until those standards would otherwise apply to private companies until the first to occur of the date the subject company (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of the extended transition period provided in Securities Act Section 7(a)(2)(B). We have elected to take advantage of the extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies and, as a result, our financial statements may not be comparable to other public companies.

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

We accrue for volume rebates and discounts during the same period as the related revenues are recorded based on our current expectations, after considering historical experience. Changes in such accruals may be required if future rebates differ from our estimates. Rebates and discounts are recognized as a reduction of revenues. The rebates and discounts accrual balance as of January 31, 2017 and 2016 was $0.8 million and $1.6 million, respectively.

We record a provision for estimated sales returns and allowances. The provision recorded for estimated sales returns and allowances is deducted from revenues to arrive at net revenues in the period the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that we have established, we will record a reduction or increase to net revenues in the period in which we make such a determination. The allowance for sales returns balance as of January 31, 2017 and 2016 was $0.6 million.

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

We establish the selling prices used for each deliverable based on the vendor-specific objective evidence (“VSOE”), if available, third party evidence, if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. We establish the VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. Third party evidence of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The best estimate of selling price (“ESP”) is established considering internal factors such as margin objectives, pricing practices and controls, and customer segment pricing strategies. Consideration is also given to market conditions such as competitor pricing strategies and industry conditions. When determining ESP, we apply management judgment to establish margin objectives and pricing strategies and to evaluate market conditions. We may modify or develop new go-to-market practices in the future. As these go-to-market strategies evolve, we may modify our pricing practices in the future, which may result in changes in selling prices, impacting both VSOE and ESP. The aforementioned factors may result in a different allocation of revenue to the deliverables in multiple element arrangements from the current fiscal year, which may change the pattern and timing of revenue recognition for these elements but will not change the total revenue.

Share-based Compensation
Share-based compensation relates to options to purchase shares of BCI Holdings, our sole shareholder and parent company. Stock options to purchase shares of our parent company have been granted to certain employees of the Company. The fair value of share-based compensation awards are expensed to the “Employee related expenses” line within the statement of operations. The Black-Scholes valuation calculation requires us to make highly subjective assumptions, including the following:

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

•
Expected term—For options granted “at-the-money” in fiscal years 2017 and 2016, we used the simplified method to estimate the expected term for the stock options as we do not have enough historical exercise data to provide a reasonable estimate. For stock options granted “out-of-the-money” in fiscal years 2017 and 2016, we used an adjusted simplified method that considers the probability of the stock options becoming “in-the-money.”

•	Risk-free rate—The risk-free interest rate was based on the U.S. Treasury yield with a maturity date closest to the expiration date of that stock option grant.

The valuation dates and the resulting value of BCI Holdings common stock during fiscal years 2015, 2016 and 2017 were the following:

	March 2014	July 2014	October 2014	January 2015	March 2015	July 2015	October 2015
Stock value per share (1)	$97.00	$125.00	$117.80	$102.70	$102.00	$90.00	$85.00
Number of option grants (in shares)	25,500	29,000	5,000	—	5,000	—	—
Total equity value (in millions) (1)	$369.8	$365.3	$446.6	$389.1	$386.5	$341.2	$322.9

	January 2016	March 2016	May 2016	July 2016	August 2016	September 2016
Stock value per share (1)	$63.61	$63.61	$21.26	$18.30	$18.30	$18.30
Number of option grants (in shares)(2)	650,301	2,625	37,500	14,000	1,250	1,500
Total equity value (in millions) (1)	$241.8	$241.8	$80.8	$69.6	$69.6	$69.6

(1)	These values have been discounted for a marketability factor as the shares are not tradable on any market or exchange and contain transfer restrictions.

(2)
Pursuant to the Option Exchange Offer, we granted modified stock options to eligible options holders (including the CEO) to purchase 568,427 shares of common stock in exchange for the cancellation of the tendered options to purchase 732,033 shares of common stock (see discussion below). We granted an additional 81,874 options on January 29, 2016. In the year ended January 31, 2017 we granted options to purchase 56,875 shares. Refer to Note 12 in the "Notes to Consolidated Financial Statements" included in Item 8 for further information.

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
We did not recognize any incremental expense resulting from the modification. Since the modified stock options contain a liquidity event based performance condition (i.e., Change in Control or IPO), we determined recognition of any incremental compensation cost should be deferred until the occurrence of the liquidity event. Total future additional share-based compensation expense resulting from the modification of stock options, excluding CEO options, and including options previously classified as liability awards, totaled $6.2 million as of January 31, 2017 and 2016.

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

Liability Awards
We account for certain awards as liability awards, as we determined cash settlement upon exercise was probable. For these awards, we recognize any increases in fair value of the stock options period to period as expense and decreases in fair value as a reduction of liability, regardless of the presence of service, market, or performance conditions. We remeasured the fair value of these options on July 31, 2016, and deceased our liability to $0.1 million from the $0.7 million recognized on January 31, 2016. Re-measurements resulting in a decrease to our non-cash share-based compensation expense during the fiscal years ended January 31, 2017, 2016 and 2015 totaled $0.7 million, $1.2 million and $0.1 million, respectively.
Pursuant to the Option Exchange Offer, we granted modified stock options to certain employees who held options previously determined to be liability awards, to purchase 62,500 shares of common stock in exchange for the tendered options to purchase 60,000 shares of common stock. The modified stock options did not require cash settlement. Each new stock option has an exercise price equal to $85, the stock value per share estimated as of the quarter end date preceding modification. Each new stock option has a maximum term that is equal to the remaining term of the original corresponding eligible option. Each new stock option becomes fully vested and exercisable only upon the consummation of a Change in Control or an IPO and only if the employee remains employed at that time. As a result, we reclassified $0.9 million from share-based compensation liability to additional paid-in-capital as of January 31, 2016 in connection with the conversion from liability to equity awards. We did not recognize any incremental expense as a result of the modification and reclassification.
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
Included in the Option Exchange Offer discussed above, we granted modified stock options to the CEO to purchase 225,000 shares of common stock in exchange for the tendered options to purchase 450,000 shares of common stock under the 2011 Plan. Each new stock option has an exercise price equal to $85, the stock value per share estimated as of the quarter end date preceding modification. Each new stock option has a maximum term that is equal to the remaining term of the original corresponding eligible option. Each new stock option becomes fully vested and exercisable only upon the consummation of a Change in Control or an IPO and only if the employee remains employed at that time. The modified stock options contain a liquidity event based performance condition. As a result, we determined compensation cost recognition should continue to be deferred until the occurrence of the Change in Control or IPO. As of January 31, 2017 and 2016, the total unrecognized share-based compensation expense for the CEO's options was $8.1 million. During fiscal years 2017, 2016 and 2015, we did not recognize any share-based compensation expense related to the CEO’s options.

New Grants
We granted an additional 56,875 options during the year ended January 31, 2017. Each new stock option has an exercise price equal to $85, the stock value per share estimated as of the quarter end date preceding modification. We performed an analysis of the new stock options granted and determined that these options had characteristics of "deep-out-of-the-money" stock options as the exercise price of $85 was significantly greater than our grant date stock price range of $18.30 to $63.61. As of January 31, 2017, the total unrecognized share-based compensation expense for the new grants was $0.4 million.
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
Please refer to Note 11, “Share-Based Compensation” of the “Notes to Consolidated Financial Statements” included in Item 8 for more information.
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
Goodwill Impairment testing during fiscal year ended January 31, 2016
On October 1, 2015, we performed an interim impairment test due to deterioration in operating results, negative industry trends and a revised forecast. We determined the carrying value of the North American reporting unit exceeded fair value. We then performed the second step of the impairment test for the North American reporting unit and calculated the implied fair value of goodwill, which was less than its carrying value. As a result, we recorded a non-cash goodwill impairment charge of $65.7 million in our North American reporting unit during the third quarter of fiscal year 2016. There were no indications of potential goodwill impairment for the European reporting unit.

On November 1, 2015, our annual impairment anniversary date, we performed our annual assessment of impairment on goodwill and concluded there were no additional indicators of impairment noted since the test performed on October 1, 2015.

During the fourth quarter of fiscal year 2016, we experienced a continued decrease in demand from our upstream oil and gas customers following a substantial reduction in crude oil prices, which resulted in further revised projections for fiscal year 2017 and declining trends in our company valuation. As a result, we performed the first step of the goodwill impairment test as of January 31, 2016. We determined the carrying value of the North American reporting unit exceeded fair value. We then performed the second step of the impairment test for the North American reporting unit and calculated the implied fair value of goodwill, which was less than its carrying value. As a result, we recorded an additional non-cash goodwill impairment charge of $93.3 million during the fourth quarter of fiscal year 2016. There were no indications of potential goodwill impairment for the European reporting unit.

Goodwill Impairment testing during fiscal year ended January 31, 2017
During the three months ended April 30, 2016, we encountered a reduction in our operating results in comparison to our forecast, primarily due to greater weakness in upstream oil and gas than anticipated, slower rebound in our construction business, and the delay of capital projects by refinery and power plants which can be seen through our lower volume of work with industrial service customers. As a result of the decline in demand for our products and services, we re-assessed our revenue and EBITDA forecast beginning with fiscal year 2017 using a bottoms-up approach, having conversations with our key customers, and performing an analysis on current market conditions and industry spending behavior. Based on our assessment, we noted that despite the recent stabilization of oil prices during the first quarter of fiscal year 2017, there will be continued uncertainty in the energy market resulting in a slow-down in capital spend. As a result, during the first quarter of fiscal year 2017, we updated our projections to reflect the decline in activity for the remainder of the year, adjusted our forecast for the outer years to maintain similar growth rates as our previous forecast, and performed the first step of the goodwill impairment test.
Under the first step of the impairment test, we determined the carrying value of the North American reporting unit exceeded fair value. We then performed the second step of the impairment test for the North American reporting unit and calculated the implied fair value of goodwill, which was less than its carrying value. Based on our analysis, we recorded a non-cash goodwill impairment charge of $65.7 million.

In connection with our annual goodwill impairment test that was conducted as of November 1, 2016, we bypassed the qualitative assessment for each reporting unit and proceeded directly to the first step of the goodwill impairment test. We were required to proceed to Step 2 as the fair value of the North American unit exceeded its carrying value by $119.7 million, or 19.2%. Based on the results of step two, we determined that the carrying value of the goodwill allocated to the North American operating segment was not impaired as of November 1, 2016. The reason we passed the step two impairment test was due to the fair value of our Customer Relationship intangible asset being much lower than the carrying value.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350)-Simplifying the Test for Goodwill Impairment" (ASU No. 2017-04). ASU No. 2017-04 simplifies the accounting for goodwill impairment. The standard removes Step 2 of the goodwill impairment test, which determined goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard is effective for non-public entities for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We elected to early adopt ASU No. 2017-04 as of January 1, 2017 and proceeded to perform the goodwill impairment test as of January 31, 2017 based upon impairment indicators identified during our annual impairment test as of November 1, 2016, where we failed step 1 of the impairment test. The results of the impairment test determined the carrying value of the North American reporting unit exceeded its fair value by approximately $80.8 million, or 13.2%. Based on our analysis, we recorded a non-cash goodwill impairment charge of $32.3 million, the remaining carrying value, of our North American goodwill during the year ended January 31, 2017.

During the year ended January 31, 2017, the fair value of the European reporting unit exceeded its carrying value, suggesting no indicators of potential impairment.
Beginning fiscal year 2018, we anticipate economic recovery and improvements in other end markets. Should the downward market pressure be higher than anticipated in fiscal year 2017 or continue beyond that or if there are any other changes to the key assumptions utilized in deriving the fair value of our reporting units, we could fail step one of the goodwill impairment test in future periods. We will continue to monitor the European reporting unit for impairment as the North American reporting unit goodwill has been eliminated as of January 31, 2017.
To evaluate whether trade names are impaired, we compare the fair value to its carrying value. We estimate the fair value using an income approach, using the asset’s projected discounted cash flows. We recognize an impairment loss when the estimated fair value of our trade names asset is less than its carrying value. Determining the fair value of trade names is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions. If actual results are not consistent with our estimates and assumptions, we may be exposed to material impairment charges.
Due to certain indicators of impairment identified during our October 1, 2015, January 31, 2016 and April 30, 2016 interim impairment test of goodwill, we assessed our indefinite and definite-lived intangible assets for impairment. Based on our analysis, we concluded that the carrying value of our indefinite-lived intangible asset (trade name) exceeded its fair value and recorded an impairment charge of $8.5 million, $15.3 million and $18.3 million in our North American reporting unit during the third and fourth quarters of fiscal year 2016 and the first quarter of fiscal year 2017, respectively.
There were no impairment charges recorded in Europe during the fiscal years ended January 31, 2017, 2016 and 2015.
These aforementioned impairment charges, which are included under the caption "Impairment of goodwill and other intangible assets" in our consolidated statement of operations, does not impact our operations, compliance with our debt covenants or our cash flows. We did not record any goodwill impairment charges during fiscal year 2015.

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
Impairment charges for our long-lived assets were $4.5 million, $3.1 million and $3.4 million during the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

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

Medical Insurance Reserve

In fiscal year 2015, we switched to a fully insured employee medical insurance program. In fiscal year 2016, we reverted back to a self-insured plan and made an estimate for participant claims that had been incurred but not reported to the insurer of $0.9 million as of January 31, 2016. In fiscal year 2017, we retained a third party to provide the incurred but not reported estimates. The estimates were developed in compliance with applicable standards as promulgated by the Actuarial Standards of Practice. Incurred but not reported claims as of January 31, 2017 were estimated at $0.8 million.

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

We must assess the likelihood that each of our deferred tax assets will be realized. To the extent we believe that realization of any of our deferred tax assets is not more likely than not, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in a reporting period, we generally record a corresponding tax expense in our consolidated statement of operations. Conversely, to the extent circumstances indicate that a valuation allowance is no longer necessary, that portion of the valuation allowance is reversed, which generally reduces our overall income tax expense. The majority of our deferred tax asset relates to U.S. net operating loss carry forwards that have future expiration dates. Management believes that the Company will fully utilize all of its deferred tax assets, including federal, state and foreign net operating loss carryforwards, except $0.3 million of certain foreign and state net operating loss carryforwards as we believe it is more likely than not that those deferred tax assets will not be realized.

Inventory
Our inventory is composed of finished goods that we purchase and hold for resale, components that we utilize in our assembly of pumps and filtration equipment and repair parts used to replace components in our rental fleet equipment. Inventory is valued at the lower of cost or market value. We write down our inventory for the estimated difference between the inventory’s cost and its estimated market value based upon our best estimates of market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which may have a material impact on our financial statements. Such circumstances may include, but are not limited to, the development of new competing technology that impedes the marketability of our products or the occurrence of significant price decreases.

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

Interest Rate Swaps
Interest rate swap contracts are recorded in the consolidated financial statements at fair value with changes in fair value recorded in other comprehensive income (loss) net of any related income taxes. If hedge accounting is discontinued and the forecasted hedged transaction remains probable of occurring, the previously recognized gain or loss on the interest rate swap within accumulated other comprehensive loss is reclassified into earnings during the same period during which the forecasted hedged transaction affects earnings. The purpose of holding these interest rate swap contracts is to protect against upward movements in the London Interbank Offered Rate (“LIBOR”) and the associated interest that we pay on our external variable rate credit facilities. As of July 31, 2016, all three of our interest rate swaps expired. We are not a party to any interest rate swaps as of January 31, 2017.

Results of Operations

The table below presents results as follows:

	Fiscal Years Ended January 31,
	2017		2016		2015
(dollar amounts in thousands)	Amount	% of Revenues	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Rental revenue	$207,985	81.4%	$243,409	80.3%	$265,799	80.0%
Sales revenue	16,966	6.6%	17,271	5.7%	22,521	6.8%
Service revenue	30,469	11.9%	42,449	14.0%	44,000	13.2%
Total revenue	255,420	100.0%	303,129	100.0%	332,320	100.0%
Operating expenses:
Employee related expenses	94,148	36.9%	108,037	35.6%	112,747	33.9%
Rental expense	31,718	12.4%	41,788	13.8%	44,138	13.3%
Repair and maintenance	10,882	4.3%	11,740	3.9%	13,612	4.1%
Cost of goods sold	10,408	4.1%	10,691	3.5%	14,432	4.3%
Facility expense	26,863	10.5%	28,818	9.5%	28,402	8.5%
Professional fees	3,281	1.3%	3,274	1.1%	4,087	1.2%
Management fees	554	0.2%	546	0.2%	608	0.2%
Other operating expenses	14,568	5.7%	16,632	5.5%	19,230	5.8%
Depreciation and amortization	59,775	23.4%	63,168	20.8%	65,511	19.7%
Gain on sale of equipment	(3,589)	(1.4)%	(2,299)	(0.8)%	(3,797)	(1.1)%
Impairment of goodwill and other intangible assets	116,340	45.5%	182,849	60.3%	—	—%
Impairment of long-lived assets	4,485	1.8%	3,086	1.0%	3,364	1.0%
Total operating expenses	369,433	144.6%	468,330	154.4%	302,334	90.9%
(Loss) Income from operations	(114,013)	(44.6)%	(165,201)	(54.4)%	29,986	9.1%
Other expenses:
Interest expense, net	41,516	16.3%	42,329	14.0%	42,440	12.8%
Foreign currency exchange loss, net	565	0.1%	1,163	0.3%	865	0.2%
Other expense, net	(22)	—%	—	—%	26	—%
Total other expenses, net	42,059	16.5%	43,492	14.3%	43,331	13.0%
Loss before income taxes	(156,072)	(61.1)%	(208,693)	(68.8)%	(13,345)	(4.0)%
Income tax benefit	(31,937)	(12.5)%	(36,473)	(12.0)%	(6,702)	(2.0)%
Net loss	$(124,135)	(48.6)%	$(172,220)	(56.8)%	$(6,643)	(2.0)%

Results of Operations - Fiscal Year 2017 compared to Fiscal Year 2016

	Fiscal Years Ended January 31,
($ in thousands, except Operating Data)	2017	2016	$ Change		% Change
North America
Rental revenue	$174,897	$215,463	$(40,566)		(18.8)%
Sales revenue	16,824	17,262	(438)		(2.5)%
Service revenue	27,740	39,928	(12,188)		(30.5)%
Total revenue	219,461	272,653	(53,192)		(19.5)%
Total operating expenses(3)	345,008	446,038	(101,030)		(22.7)%
Loss from operations	(125,547)	(173,385)	47,838		(27.6)%
Europe
Rental revenue	33,088	27,946	5,142		18.4%
Sales revenue	142	9	133		1,477.8%
Service revenue	2,729	2,521	208		8.3%
Total European revenue	35,959	30,476	5,483		18.0%
Total operating expenses(3)	24,425	22,292	2,133		9.6%
Income from operations	11,534	8,184	3,350		40.9%
Consolidated
Total revenue	255,420	303,129	(47,709)		(15.7)%
Total operating expenses	369,433	468,330	(98,897)		(21.1)%
Total (loss) income from operations	$(114,013)	$(165,201)	$51,188		(31.0)%
Operating Data:
North America
Average utilization (1)	43.9%	53.1%	(920	)bps
Average daily rental rate (2)	$29.65	$31.40	$(1.75)		(5.6)%
Average number of rental units	23,420	23,879	(459)		(1.9)%
Europe
Average utilization (1)	44.8%	42.8%	200	bps
Average daily rental rate (2)	$86.62	$90.55	$(3.93)		(4.3)%
Average number of rental units	1,648	1,415	233		16.5%
Consolidated
Average utilization (1)	44.0%	52.5%	(850	)bps
Average daily rental rate (2)	$33.46	$34.05	$(0.59)		(1.7)%
Average number of rental units	25,068	25,293	(225)		(0.9)%

(1)
The average utilization of rental fleet is a measure of efficiency used by management; it represents the percentage of time a unit of equipment is on-rent during a given period. It is not a U.S. GAAP financial measure.

(2)	The average daily rental rate is used by management to gauge the daily rate of rental equipment that we specifically track during a given period. It is not a U.S. GAAP financial measure.

(3)	Total operating expenses by reporting segment excludes inter-segment allocations from North America to Europe of $4.6 million and $5.1 million in fiscal years ended 2017 and 2016, respectively.

Revenue

North America
Our North American segment revenue decreased primarily due to a decrease in revenues from oil and gas customers of $24.3 million, or 53.7%, industrial service customers of $7.7 million, or 20.0% and environmental customers of $6.0 million or 19.7%. The decrease in these industries is primarily due to continued pressure in the upstream and downstream oil and gas markets as well as reduced downstream and pipeline opportunities. Based on these declines our average utilization decreased 920 basis points and our average daily rental rate declined due to competitive pricing pressures in the marketplace. The rental revenue impact of these industry decreases also impacted our sales and services revenue.

Europe
Our European segment revenue increased primarily due to an increase in revenues from environmental customers of $2.9 million or 54.8%, chemical customers of $2.0 million or 38.0%, industrial service customers of $1.0 million or 13.2%, and manufacturing customers of $0.7 million or 64.4%. The growth in Europe is primarily due to the introduction of pump and filtration products during the year and the capability of selling full service solutions to its customers. Average utilization increased 200 basis points despite a 16.5% increase in the average number of rental units, due to the increase in revenue. The average daily rental rate decreased due to new competition entering the market. The increase in revenue was negatively impacted by a $0.8 million foreign currency exchange as a result of the dollar strengthening against the British pound.

 Operating Expenses

North America

The decrease in total operating expenses of $101.0 million is due to the following:

•	$66.5 million decrease in goodwill and other intangible asset impairments

•	$15.1 million decrease in total employee related expenses as a result of headcount reductions to align our expenses with lower revenues.

•	$10.2 million decrease in rental expenses such as fuel costs and rerent expenses as a result of lower revenues.

•
$1.9 million decrease in facility expenses due to lower data processing fees related to a contract termination in the prior year of $0.9 million. Additionally, office expense and uniform costs decreased as a result of cost containment initiatives implemented in the current year.

•
$2.2 million decrease in other operating expenses. Travel and entertainment decreased $0.9 million as a result of travel cuts and bad debt expense decreased $0.6 million due to improved collections and a significant customer write-off in the prior year. Relocation, recruiting and other operating expenses decreased due to less new hires from external recruiters and less relocations.

•
$3.9 million decrease in depreciation expense is due to more assets becoming fully depreciated than the depreciation on new assets as well as the impairment of certain identified assets during the years ended January 31, 2017 and 2016.

Europe
The increase in total operating expenses of $2.1 million is due to the following:

•	$1.2 million increase in employee related expenses as a result of increased headcount to support revenue growth.

•	$0.3 million increase in legal and other professional fees.

•	$0.5 million increase in depreciation expense due to the capital additions of rental equipment to support revenue growth.

•	$0.3 million increase in foreign currency translation as a result of the dollar strengthening against the British pound.

Income Tax Benefit
Income tax benefit during fiscal year 2017 decreased by $4.6 million, to a benefit of $31.9 million from $36.5 million during fiscal year 2016. The decrease is primarily due to a decrease in consolidated pre-tax book loss, partially offset by a reduction in non-deductible goodwill in the amounts of $69.9 million and $113.9 million during fiscal years 2017 and 2016, respectively.

Results of Operations

Revenue

	Fiscal Years Ended January 31,
($ in thousands, except Operating Data)	2016	2015	$ Change		% Change
North America
Rental revenue	$215,463	$236,360	$(20,897)		(8.8)%
Sales revenue	17,262	22,518	(5,256)		(23.3)%
Service revenue	39,928	41,456	(1,528)		(3.7)%
Total revenue	272,653	300,334	(27,681)		(9.2)%
Total operating expenses(3)	446,038	279,264	166,774		59.7%
(Loss) income from operations	(173,385)	21,070	(194,455)		(922.9)%
Europe
Rental revenue	27,946	29,439	(1,493)		(5.1)%
Sales revenue	9	3	6		200.0%
Service revenue	2,521	2,544	(23)		(0.9)%
Total European revenue	30,476	31,986	(1,510)		(4.7)%
Total operating expenses(3)	22,292	23,070	(778)		(3.4)%
Income from operations	8,184	8,916	(732)		(8.2)%
Consolidated
Total revenue	303,129	332,320	(29,191)		(8.8)%
Total operating expenses	468,330	302,334	165,996		54.9%
Total (loss) income from operations	$(165,201)	$29,986	$(195,187)		(650.9)%
North America
Average utilization (1)	53.1%	56.1%	(300	)bps
Average daily rental rate (2)	$31.40	$33.05	$(1.65)		(5.0)%
Average number of rental units	23,879	23,967	(88)		(0.4)%
Europe
Average utilization (1)	42.8%	44.4%	(160	)bps
Average daily rental rate (2)	$90.55	$109.65	$(19.10)		(17.4)%
Average number of rental units	1,415	1,263	152		12.0%
Consolidated
Average utilization (1)	52.5%	55.5%	(300	)bps
Average daily rental rate (2)	$34.05	$36.10	$(2.05)		(5.7)%
Average number of rental units	25,293	25,229	64		0.3%

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

North America
Total operating expenses increased primarily due to the following:

•
$182.8 million of goodwill and other intangible asset impairment charges recorded during fiscal year 2016. See Note 5, "Goodwill and Other Intangible Assets, Net" of the "Notes to Consolidated Financial Statements" included in Item 8 for additional details.

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

•
$0.3 million decrease in the impairment of long-lived assets. See Note 4, "Property and Equipment, Net" of the "Notes to Consolidated Financial Statements" included in Item 8 of this annual report on Form 10-K for further details.

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

Income Tax Benefit
Income tax benefit during fiscal year 2016 increased by $29.8 million, to a benefit of $36.5 million from $6.7 million during fiscal year 2015. The increase is primarily due to an increase in consolidated pre-tax book loss which includes $182.8 million of goodwill and other intangible asset impairment charges recorded during fiscal year 2016. Refer to Note 5, "Goodwill and Other Intangible Assets" of the “Notes to Consolidated Financial Statements” included in Item 8 of this annual report on Form 10-K for further details.

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

Cash and cash equivalents by geographic region were the following:

	January 31,
($ in thousands)	2017	2016	$ Change	% Change
United States	$30,608	$34,014	$(3,406)	(10.0)%
Europe	13,438	9,738	3,700	38.0%
Canada	517	1,002	(485)	(48.4)%
Total cash and cash equivalents	$44,563	$44,754	$(191)	(0.4)%

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

Debt
On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”).

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
The Third Amendment is accounted for as debt modification. Costs incurred in connection with the Third Amendment were deferred and amortized over the term of the new Revolving Credit Facility. In addition, any unamortized deferred costs related to the old arrangement were written off in proportion to the decrease in borrowing capacity. As of January 31, 2017, we recorded $0.5 million to deferred costs related to the Third Amendment.

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

As of January 31, 2017, we did not have an outstanding balance on the Revolving Credit Facility as a result, we were not subject to a leverage test. Additionally, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

The Credit Facility, as amended during February 2013, November 2013 and November 2016, contains certain restrictive covenants (in each case, subject to exclusions) that limit, among other things, our ability and the ability of our restricted subsidiaries to: (1) create, incur, assume, or permit to exist, any liens; (2) create, incur, assume, or permit to exist, directly or indirectly, any additional indebtedness; (3) consolidate, merge, amalgamate, liquidate, wind up, or dissolve themselves; (4) convey, sell, lease, license, assign, transfer, or otherwise dispose of assets; (5) make certain restricted payments; (6) make certain investments; (7) make any optional prepayment, repayment, or redemption with respect to, or amend or otherwise alter the terms of documents related to, certain subordinated indebtedness; (8) enter into sale leaseback transactions; (9) enter into transactions with affiliates; (10) change our fiscal year end date or the method of determining fiscal quarters; (11) enter into contracts that limit our ability to incur any lien to secure our obligations under the Credit Facility; (12) create any encumbrance or restriction on the ability of any restricted subsidiary to make certain distributions; and (13) engage in certain lines of business. The Credit Facility also contains other customary restrictive covenants. The covenants are subject to various baskets and materiality thresholds.
Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. We amortized $2.9 million, $2.8 million and $2.6 million of deferred financing costs during the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

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

Interest and Fees

Interest and fees related to our Credit Facility and Notes were as follows:

	Fiscal Years Ended January 31,
(in thousands)	2017	2016	2015
Credit Facility interest and fees (weighted average interest rate of 4.25%, 4.25% and 4.26%, respectively) (1)	$19,387	$19,380	$19,565
Notes interest and fees (2)	21,110	20,999	20,898
Total interest and fees	$40,497	$40,379	$40,463
(1)    Interest on the Amended Term Loan is payable quarterly based upon an interest rate of 4.25%.
(2)    Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt
As of January 31, 2017, the minimum required principal payments relating to the Credit Facility and the Notes for each of the twelve months ending January 31, are due according to the following table:

(In thousands)
2018	$4,163
2019	4,163
2020	634,414
Total	$642,740

 Sources and Uses of Cash
Our sources and uses of cash for selected line items in our consolidated statement of cash flows were the following:

	Fiscal Years Ended January 31,
(In thousands)	2017	2016	$ Change
Operating activities
Net loss	$(124,135)	$(172,220)	$48,085
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	1,426	2,166	(740)
Provision for excess and obsolete inventory, net	189	137	52
Share-based compensation expense	315	343	(28)
Gain on sale of equipment	(3,589)	(2,299)	(1,290)
Depreciation and amortization	59,775	63,168	(3,393)
Amortization of deferred financing costs	2,913	2,754	159
Deferred income taxes	(34,273)	(37,286)	3,013
Amortization of above-market lease	(152)	(325)	173
Impairment of goodwill and other intangible assets	116,340	182,849	(66,509)
Impairment of long-lived assets	4,485	3,086	1,399
Changes in assets and liabilities:
Accounts receivable	8,253	5,713	2,540
Inventories	3,530	(241)	3,771
Prepaid expenses and other assets	700	629	71
Accounts payable and accrued expenses	(1,836)	382	(2,218)
Cash provided by operating activities	33,941	48,856	(14,915)
Cash used in investing activities	(29,217)	(18,870)	(10,347)
Cash used in financing activities	(4,716)	(4,299)	(417)
Effect of foreign currency translation on cash	(199)	402	(601)
Net increase (decrease) in cash and cash equivalents	$(191)	$26,089	$(26,280)

Cash Provided by Operating Activities
Cash flow from operations during fiscal year 2017 totaled $33.9 million, a decrease of $14.9 million compared to fiscal year 2016. This decrease was primarily related to the following:

•
The impairment of goodwill and other intangible assets resulted in a $66.5 million decrease to cash provided by operating activities. Refer to Note 5, "Goodwill and Other Intangible Assets, Net" of the "Notes to Consolidated Financial Statements" included in Item 8 of this annual report on Form 10-K for further details.

•
The change in accounts payable and other liabilities resulted in a $2.2 million decrease to cash provided by operating activities which was primarily due to reduced compensation expenditures compared to the prior fiscal year and cost saving initiatives implemented in fiscal year 2017.

•
The change in depreciation and amortization resulted in a $3.4 million decrease, primarily due to a the disposition of aged equipment requiring significant maintenance costs and the impairment of long-lived assets in the third quarter of fiscal year 2016.

•	The change in gain on sale of equipment resulted in a $1.3 million decrease due to higher sales of equipment in fiscal year 2017.

The decreases above were partially offset by the following:

•	Net loss decreased $48.1 million, from $172.2 million during fiscal year 2016 to $124.1 million during fiscal year 2017.

•	The change in impairment of long-lived assets resulted in a $1.4 million increase.

•	The change in inventories resulted in a $3.8 million increase as a result of the completion and transfer of assembled equipment to our rental fleet.

•
The change in accounts receivable resulted in a $2.5 million increase primarily due to lower sales during the fourth quarter of fiscal year 2017 compared to fiscal year 2016. Our days-sales-outstanding during fiscal year 2017 and fiscal year 2016, were 82.0 and 84.9, respectively.

•	The change in deferred income taxes resulted in a $3.0 million increase.

Cash Used In Investing Activities
Cash used in investing activities during fiscal year 2017 totaled $29.2 million, an increase of $10.3 million compared to fiscal year 2016. Cash used in investing activities consists of cash used to purchase property and equipment, partially offset by proceeds from the sale of equipment from our rental fleet. Purchases of property and equipment totaled $34.5 million and $22.6 million during fiscal years 2017 and 2016, respectively. Proceeds from equipment sales totaled $5.3 million and $3.7 million during fiscal years 2017 and 2016, respectively. An increase in capital expenditures was due to management's initiative to grow and improve our rental fleet in key markets. We will continue to monitor our capital expenditures to support our branch expansion and to address demand in our key markets.

Cash Used In Financing Activities
During fiscal year 2017, cash used in financing activities increased $0.4 million compared to fiscal year 2016 due to fewer stock option exercises and $0.5 million of deferred financing fees related to the amendment of the Revolver.

Effect of Exchange Rate Changes on Cash
The effect of foreign currency translation on cash resulted in an increase to cash and cash equivalents of $0.2 million during fiscal year 2017 compared to an increase in cash and cash equivalents of $0.4 million during fiscal year 2016. The Canadian Dollar/USD and Euro/USD spot rates increased from 0.711 and 1.092, respectively, on January 31, 2016 to 0.761 and 1.070, respectively, on January 31, 2017. The GBP/USD rates decreased from 1.43 on January 31, 2016 to 1.25 on January 31, 2017.

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

As of July 31, 2016, our three swap agreements, with a total notional amount of $214.0 million, expired. No unrealized gain or loss was recorded in the consolidated statements of operations for the ineffective portion of the change in fair value of the interest rate swap agreements. We are not a party to any new interest rate swaps as of January 31, 2017. We are always evaluating the interest rate risk exposure and could enter into agreements to manage our risk.

Contractual Obligations
We are obligated to make future payments under various contracts such as debt agreements, lease agreements, and purchase obligations. The following table represents our contractual obligations as of January 31, 2017.

	Payments Due by Period
(in thousands)	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
Contractual obligations:
Commitment fee on credit facility(2)	$232	$228	$4	$—	$—
Operating lease obligations(3)	45,407	11,648	15,402	8,713	9,644
Capital lease obligations(5)	2,985	660	1,501	824	—
Senior term loan (4)	402,740	4,163	398,577	—	—
Scheduled interest payment obligations under senior term loan (1)	35,790	17,286	18,504	—	—
Senior unsecured notes(4)	240,000	—	240,000	—	—
Scheduled interest payment obligations under senior unsecured notes(1)	46,200	19,800	26,400	—	—
Total contractual obligations	$773,354	$53,785	$700,388	$9,537	$9,644

(1)	Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of January 31, 2017.

(2)	This represents the estimated payments due for maintaining the credit facility.

(3)	This represents the minimum lease payments due in such period under non-cancelable operating leases.

(4)	This represents the scheduled principal and interest payments due in such period.

(5)	This represents the scheduled principal and interest payments due in such period.

Off-Balance Sheet Arrangements
As of January 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We are exposed to interest rate risk related to our debt. We have substantial debt and, as a result, significant debt service obligations. As of January 31, 2017, our total indebtedness was $642.7 million (including $240.0 million aggregate principal amount of 8.25% senior notes due 2019 and $402.7 million aggregate principal amount outstanding of LIBOR term loans (subject to a 1.25% floor) under our term loan facility). On November 13, 2013, the Company borrowed $35.0 million of incremental term loans (the “Incremental Term Loans”), which may be used for general corporate purposes, including to finance permitted acquisitions. The terms applicable to the Incremental Term Loans are the same as those applicable to the term loans under the Credit Agreement.

A 100 basis point increase in interest rates for our debt would have had a $6.6 million impact on reported net loss for the fiscal year ended January 31, 2017. We cannot make any assurances that we will not need to borrow additional amounts in the future or that funds will be extended to us under comparable terms or at all. If funding is not available to us at a time when we need to borrow, we would have to use our cash reserves, which may have a material adverse effect on our operating results, financial position and cash flows.

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
We are exposed to foreign exchange rate fluctuations as the financial results of our non-United States operations are translated into U.S. dollars. Based upon the level of our international operations during fiscal year 2017 relative to the Company as a whole, we estimate a 10% change in the exchange rates would cause our annual after-tax earnings to change by approximately $0.4 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of BakerCorp International, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of BakerCorp International, Inc. and Subsidiaries as of January 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, shareholder’s equity and cash flows for each of the three years in the period ended January 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BakerCorp International, Inc. and Subsidiaries at January 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2017, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, BakerCorp International, Inc. and Subsidiaries changed its method for testing goodwill for impairment as a result of the early adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2017-04, “Intangibles-Goodwill and Other (Topic 350)-Simplifying the Test for Goodwill Impairment,” on January 1, 2017.

/s/Ernst & Young LLP

Irvine, California
April 25, 2017

BakerCorp International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	January 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$44,563	$44,754
Accounts receivable, net of allowance for doubtful accounts of $5,152 and $4,502 as of January 31, 2017 and 2016, respectively)	52,478	62,420
Inventories, net	3,721	7,435
Prepaid expenses and other current assets	4,145	4,800
Total current assets	104,907	119,409
Property and equipment, net	320,707	336,635
Goodwill	49,918	148,997
Other intangible assets, net	354,418	389,345
Other long-term assets	590	708
Total assets	$830,540	$995,094
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$17,697	$18,727
Accrued expenses	21,855	23,969
Current portion of long-term debt (net of deferred financing costs of $3,080 and $2,914 as of January 31, 2017 and 2016, respectively)	1,082	1,248
Total current liabilities	40,634	43,944
Long-term debt, net of current portion (net of deferred financing costs of $4,183 and $6,725 as of January 31, 2017 and 2016, respectively)	634,395	636,016
Deferred tax liabilities	110,114	144,090
Fair value of interest rate swap liabilities	—	951
Share-based compensation liability	66	736
Other long-term liabilities	2,936	1,909
Total liabilities	788,145	827,646
Commitments and contingencies	—	—
Shareholder’s equity:
Common stock, $0.01 par value; 100,000 shares authorized; 100 shares issued and outstanding as of January 31, 2017 and 2016	—	—
Additional paid-in capital	393,094	392,142
Accumulated other comprehensive loss	(41,537)	(39,667)
Accumulated deficit	(309,162)	(185,027)
Total shareholder’s equity	42,395	167,448
Total liabilities and shareholder’s equity	$830,540	$995,094

See accompanying notes

BakerCorp International, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands)

	Fiscal years ended January 31,
	2017	2016	2015
Revenues:
Rental revenues	$207,985	$243,409	$265,799
Sales revenues	16,966	17,271	22,521
Service revenues	30,469	42,449	44,000
Total revenues	255,420	303,129	332,320
Operating expenses:
Employee related expenses	94,148	108,037	112,747
Rental expenses	31,718	41,788	44,138
Repair and maintenance	10,882	11,740	13,612
Cost of goods sold	10,408	10,691	14,432
Facility expenses	26,863	28,818	28,402
Professional fees	3,281	3,274	4,087
Management fees	554	546	608
Other operating expenses	14,568	16,632	19,230
Depreciation and amortization	59,775	63,168	65,511
Gain on sale of equipment	(3,589)	(2,299)	(3,797)
Impairment of goodwill and other intangible assets	116,340	182,849	—
Impairment of long-lived assets	4,485	3,086	3,364
Total operating expenses	369,433	468,330	302,334
(Loss) income from operations	(114,013)	(165,201)	29,986
Other expenses:
Interest expense, net	41,516	42,329	42,440
Foreign currency exchange loss, net	565	1,163	865
Other (income) expense, net	(22)	—	26
Total other expenses, net	42,059	43,492	43,331
Loss before income tax benefit	(156,072)	(208,693)	(13,345)
Income tax benefit	(31,937)	(36,473)	(6,702)
Net loss	$(124,135)	$(172,220)	$(6,643)

See accompanying notes

BakerCorp International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(In thousands)

	Fiscal years ended January 31,
	2017	2016	2015
Net loss	$(124,135)	$(172,220)	$(6,643)
Other comprehensive loss, net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $365, $684 and $498, respectively	586	1,090	785
Foreign currency translation adjustments	(2,456)	(4,983)	(25,851)
Other comprehensive loss	(1,870)	(3,893)	(25,066)
Total comprehensive loss	$(126,005)	$(176,113)	$(31,709)

See accompanying notes

BakerCorp International, Inc. and Subsidiaries
Consolidated Statements of Shareholder’s Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Total Equity
	Shares	Amount
Balance as of January 31, 2014	100	$—	$390,628	$(10,708)	$(6,164)	$373,756
Additional investment from BakerCorp International Holdings, Inc., net	—	—	201	—	—	201
Other comprehensive loss	—	—	—	(25,066)	—	(25,066)
Net loss	—	—	—	—	(6,643)	(6,643)
Balance as of January 31, 2015	100	$—	$390,829	$(35,774)	$(12,807)	$342,248
Additional investment from BakerCorp International Holdings, Inc., net	—	—	1,313	—	—	1,313
Other comprehensive loss	—	—	—	(3,893)	—	(3,893)
Net loss	—	—	—	—	(172,220)	(172,220)
Balance as of January 31, 2016	100	$—	$392,142	$(39,667)	$(185,027)	$167,448
Additional investment from BakerCorp International Holdings, Inc., net	—	—	952	—	—	952
Other comprehensive loss	—	—	—	(1,870)	—	(1,870)
Net loss	—	—	—	—	(124,135)	(124,135)
Balance as of January 31, 2017	100	$—	$393,094	$(41,537)	$(309,162)	$42,395

See accompanying notes

BakerCorp International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal years ended January 31,
	2017	2016	2015
Operating activities
Net loss	$(124,135)	$(172,220)	$(6,643)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	1,426	2,166	758
Provision for excess and obsolete inventory, net	189	137	132
Share-based compensation expense	315	343	1,995
Loss on sale of subsidiary	—	—	99
Gain on sale of equipment	(3,589)	(2,299)	(3,797)
Depreciation and amortization	59,775	63,168	65,511
Amortization of deferred financing costs	2,913	2,754	2,611
Deferred income taxes	(34,273)	(37,286)	(8,045)
Amortization of above-market lease	(152)	(325)	(697)
Impairment of goodwill and other intangible assets	116,340	182,849	—
Impairment of long-lived assets	4,485	3,086	3,364
Changes in assets and liabilities:
Accounts receivable	8,253	5,713	(8,111)
Inventories	3,530	(241)	(1,722)
Prepaid expenses and other assets	700	629	(1,064)
Accounts payable and other liabilities	(1,836)	382	(9,060)
Net cash provided by operating activities	33,941	48,856	35,331
Investing activities
Purchases of property and equipment	(34,542)	(22,574)	(39,866)
Proceeds from sale of equipment	5,325	3,704	5,599
Proceeds from sale of subsidiary	—	—	100
Net cash used in investing activities	(29,217)	(18,870)	(34,167)
Financing Activities
Repayments of long-term debt	(4,163)	(4,163)	(4,163)
Return of capital to BakerCorp International Holdings, Inc.	(15)	(136)	(3,278)
Payment of deferred financing costs	(538)	—	—
Net cash used in financing activities	(4,716)	(4,299)	(7,441)
Effect of foreign currency translation on cash	(199)	402	(594)
Net increase (decrease) in cash and cash equivalents	(191)	26,089	(6,871)
Cash and cash equivalents, beginning of period	44,754	18,665	25,536
Cash and cash equivalents, end of period	$44,563	$44,754	$18,665
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$38,699	$39,597	$39,876
Income taxes	$2,216	$1,775	$1,521
Non-cash financing and investing activities:
Return of capital to BakerCorp International Holdings, Inc. related to a settlement of options for shares of common stock in BakerCorp International Holdings Inc.	$8	$996	$624

See accompanying notes

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

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation, customer rebates, sales returns and allowances, medical insurance claims, litigation accruals, impairment of long-lived assets, intangible assets and goodwill, depreciation and amortization, contingencies, income taxes, share-based compensation (expense and liability) and derivatives. Our estimates, judgments, and assumptions are based on historical experience, future expectations, and other factors which we believe to be reasonable. Actual results could materially differ from those estimates.

Concentration of Risk
We provide services to customers in diverse industries and geographic regions. We continuously evaluate the creditworthiness of our customers and generally do not require collateral. No single customer represented more than 10% of our consolidated revenues during the fiscal years ended January 31, 2017, 2016 and 2015.

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

Sales Revenue
Sales revenue consists of the sale of new items held in inventory, such as filtration media, pumps and filtration units. Proceeds from the sales of rental fleet equipment are excluded from sales revenue and are recorded as “Gain on sale of equipment.” We sell our products pursuant to sales contracts with our customers, which state the fixed sales price and the specific terms and conditions of the sale. Sales revenue is recognized when: (i) persuasive evidence of an arrangement exists; (ii) the products have been delivered to or picked up by customers; (iii) the pricing is fixed or determinable; and (iv) there is no evidence indicating that collectability is not reasonably assured.

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

Volume-based Rebates and Discounts and Sales Allowances
We accrue for volume rebates and discounts during the same period as the related revenues are recorded based on our current expectations, after considering historical experience. We record a provision for estimated sales returns and allowances which is deducted from gross revenues to arrive at net revenues in the period the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Discounts and sales allowances are recognized as reductions of gross accounts receivable to arrive at accounts receivable, net.

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

We establish the selling prices used for each deliverable based on the vendor-specific objective evidence (“VSOE”), if available, third party evidence, if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. We establish the VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. Third party evidence of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The best estimate of selling price (“ESP”) is established considering internal factors such as margin objectives, pricing practices and controls, and customer segment pricing strategies. Consideration is also given to market conditions such as competitor pricing strategies and industry conditions. When determining ESP, we apply management judgment to establish margin objectives and pricing strategies and to evaluate market conditions. We may modify or develop new go-to-market practices in the future. As these go-to-market strategies evolve, we may modify our pricing practices in the future, which may result in changes in selling prices, impacting both VSOE and ESP. The aforementioned factors may result in a different allocation of revenue to the deliverables in multiple element arrangements from the current fiscal year, which may change the pattern and timing of revenue recognition for these elements but will not change the total revenue.

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

Advertising and Promotional Costs
Advertising and promotional costs, which are included within other operating expenses, are expensed as incurred. During the fiscal years ended January 31, 2017, 2016 and 2015, we recorded advertising expense of $0.4 million, $0.4 million and $0.9 million, respectively, and promotional expense of $0.3 million, $0.4 million and $0.6 million, respectively.

Inventories
Our inventories are composed of finished goods that we purchase or assemble and hold for resale, work-in-process comprised of partially assembled pumps and filtration equipment and repair parts used to replace components in our rental fleet. Inventories are valued at the lower of cost and net realizable value. The cost is determined using the average cost method for finished goods held for resale and first-in first-out for assembled pump and filtration equipment parts. We write down our inventories for the estimated difference between cost and net realizable value based upon our best estimates of market conditions. We continually monitor our inventory status to control inventory levels and write down any excess or obsolete inventories on hand.

Deferred Financing Costs
Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities.

Property and Equipment
Additions to property and equipment are recorded at cost. Repair and maintenance costs that extend the useful life of the equipment beyond its original life or provide new functionality are capitalized. Property and equipment acquired as part of a business combination are recorded at estimated fair value. Routine repair and maintenance costs are charged to expense as incurred. Depreciation on property and equipment is calculated utilizing the straight-line method over the estimated useful lives of the assets. In computing depreciation expense, we have made the assumption that there will be no salvage value at the end of the equipment’s useful life.

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

As of January 1, 2017, we elected to early adopt ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350)-Simplifying the Test for Goodwill Impairment" (ASU No. 2017-04). ASU No. 2017-04 simplifies the accounting for goodwill impairment. The standard removes Step 2 of the goodwill impairment test. Instead an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

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

Stock Incentive Plan
We account for our stock incentive plan under the fair value recognition method. All of the shares of common stock of BakerCorp are held by BCI Holdings. Accordingly, stock option holders own options to purchase the common stock of BCI Holdings. The share-based compensation is included in “Employee related expenses” of the statements of operations. The cash flows resulting from option exercises are recorded within the return of capital to BCI Holdings, as a supplemental statement of cash flows disclosure. The tax benefits for tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are included in Return of capital to BCI Holdings, which is classified as financing cash flows on the consolidated statements of cash flows.

On September 12, 2013, the BCI Holdings’ Board of Directors amended the 2011 Plan by resolution to increase the number of shares of BCI Holdings common stock authorized for issuance under the 2011 Plan. The amended 2011 Plan permits the granting of BCI Holdings stock options, nonqualified stock options and restricted stock to eligible employees and non-employee directors and consultants.

Under the amended 2011 Plan, stock options have been granted to each individual, except our Chief Executive Officer ("CEO") (see Note 11, “Share-based Compensation”), in three tranches. The first, second and third tranches are comprised of 50%, 25% and 25%, respectively, of the total options granted. The exercise price for the first tranche is generally granted with an exercise price equal to the fair value of BCI Holdings common stock on the grant date.

Stock Option Exchange Program
In November 2015, we commenced the Option Exchange Offer to allow certain employees and non-employee members of our board of directors the opportunity to exchange, on a grant-by-grant basis, their eligible options, with varying exercise prices per share ranging from $70 to $300, for new stock options that the Company granted under its 2011 Plan. The Option Exchange Offer was treated as a modification in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation - Stock Compensation.” We did not recognize any incremental expense resulting from the modification. Since the modified stock options contain a liquidity event based performance condition (i.e., Change in Control or IPO), we determined recognition of compensation cost should be deferred until the occurrence of the liquidity event. Total future additional share-based compensation expense resulting from the modification of stock options, excluding CEO options, and including options previously classified as liability awards, totaled $6.2 million as of January 31, 2017 and 2016.

Share-based Compensation
The fair value of our stock option awards is estimated on each grant date using the Black-Scholes option pricing model. When there have been no significant changes such as acquisitions, disposals, or loss of a major customer, etc. between our most recent valuation analysis and the grant date of a stock option, we may continue to use that valuation. The Black-Scholes valuation calculation requires us to make highly subjective assumptions, including the following:

•
Current common stock value—We operate as a privately-owned company, and our stock does not and has not been traded on a market or an exchange. As such, we estimate the value of BCI Holdings on a quarterly basis.

•
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
Changes in Accumulated Other Comprehensive Loss
The following table shows a reconciliation of the beginning and ending balances of accumulated other comprehensive loss, net of tax.

(in thousands)	Unrealized loss on interest rate swap agreements	Changes in foreign currency translation adjustments	Total
Balance as of January 31, 2016	$(586)	$(39,081)	$(39,667)
Other comprehensive income (loss) before reclassifications	586	(2,456)	(1,870)
Net other comprehensive (income) loss	586	(2,456)	(1,870)
Balance as of January 31, 2017	$—	$(41,537)	$(41,537)

Foreign Currency Translation and Foreign Currency Transactions
We use the U.S. dollar as our functional currency for financial reporting purposes. The functional currency for our foreign subsidiaries is their local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect as of the balance sheet dates and for revenue and expense accounts using the average exchange rate during each period. The gains and losses resulting from the translation are included in the foreign currency translation adjustment account, a component of accumulated other comprehensive income (loss) in shareholder’s equity, and are excluded from net income. The portions of intercompany accounts receivable and accounts payable that are intended for settlement are translated at exchange rates in effect as of the balance sheet dates. Our intercompany foreign investments and long-term debt that are not intended for settlement are translated using historical exchange rates.

Transaction gains and losses generated by the effect of changes in foreign currency exchange rates on recorded assets and liabilities denominated in a currency different than the functional currency of the applicable entity are recorded in "Other expenses, net" on the consolidated statements of operations.

Note 2. New Accounting Pronouncements
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

We adopted ASU No. 2015-03 and ASU No. 2015-15 beginning February 1, 2016 on a retrospective basis and elected to classify debt issuance costs including those related to line-of-credit arrangements as a direct reduction from the debt liability. ASU No. 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. ASU No. 2015-15 clarifies that debt issuance costs related to line-of-credit arrangements could be presented as an asset and amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The impact of retrospectively adopting the above guidance as of January 31, 2016 was a reduction of our total assets and liabilities as follows:

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

As a result of adopting ASU No. 2015-03 and ASU No. 2015-15, “Deferred financing costs, net” are no longer separately classified within total assets on our consolidated balance sheets.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles-Goodwill and Other (Topic 350)-Simplifying the Test for Goodwill Impairment" (ASU No. 2017-04). ASU No. 2017-04 simplifies the accounting for goodwill impairment. The standard removes Step 2 of the goodwill impairment test, which determined goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard is effective for non-public entities for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We elected to early adopt ASU No. 2017-04 as of January 1, 2017 and proceeded to perform the goodwill impairment test as of January 31, 2017 based upon impairment indicators identified during our annual impairment test as of November 1, 2016, where we failed step 1 of the impairment test. The results of the impairment test determined the carrying value of the North American reporting unit exceeded its fair value by approximately $80.8 million, or 13.2%. Based on our analysis, we recorded a non-cash goodwill impairment charge of $32.3 million, the remaining carrying value, of our North American goodwill during the year ended January 31, 2017.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 23), Restricted Cash". The guidance will require restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. We are currently assessing the impact the adoption of ASU No. 2016-18 will have on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets other than Inventory". The guidance will require companies to recognize the income tax effects of intra-entity sales and transfers of assets other than inventory in the period in which the transfer occurs. The new guidance will be effective for fiscal years and interim periods beginning after December 15, 2017 and early adoption is permitted. The guidance requires modified retrospective adoption. We expect to adopt this guidance when effective, and do not expect the guidance to have a significant impact on our consolidated financial statements, based upon our current procedures for tracking the transfer and sale of intra-entity assets.

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
During May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”). ASU No. 2014-09 will require companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU No. 2014-09 creates a five-step model that requires companies to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. ASU No. 2014-09 allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements. A decision about which method to use will affect a company’s implementation plans. The standard and multiple clarifying standard updates are effective for non-public entities for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the impact the adoption of ASU No. 2014-09 will have on our consolidated financial statements.

Note 3. Inventories, Net
Inventories, net consisted of the following:

	January 31,
(in thousands)	2017	2016
Finished goods	$2,845	$3,075
Work-in-process	627	1,018
Components	1,237	4,142
Less: inventory reserve	(988)	(800)
Inventories, net	$3,721	$7,435

Note 4. Property and Equipment, Net
Property and equipment, net consisted of the following as of January 31, 2017:

(In thousands)	Cost	Accumulated depreciation	Net Carrying Amount
Assets held for rent:
Secondary containment	$3,487	$(2,497)	$990
Boxes	31,128	(14,357)	16,771
Filtration	14,303	(6,820)	7,483
Generators and light towers	518	(235)	283
Pipes, hoses and fittings	11,196	(8,479)	2,717
Non-steel containment	10,309	(5,031)	5,278
Pumps	58,021	(35,761)	22,260
Shoring	4,681	(3,444)	1,237
Steel containment	324,267	(88,996)	235,271
Tank trailers	1,881	(1,685)	196
Construction in progress	2,081	—	2,081
Total assets held for rent	461,872	(167,305)	294,567
Assets held for use:
Leasehold improvements	3,949	(2,572)	1,377
Machinery and equipment	44,379	(29,673)	14,706
Office furniture and equipment	5,937	(4,071)	1,866
Software	13,889	(8,324)	5,565
Construction in progress	2,626	—	2,626
Total assets held for use	70,780	(44,640)	26,140
Total	$532,652	$(211,945)	$320,707

Property and equipment, net consisted of the following as of January 31, 2016:

(In thousands)	Cost	Accumulated depreciation	Net Carrying Amount
Assets held for rent:
Secondary containment	$4,705	$(3,718)	$987
Boxes	27,820	(12,361)	15,459
Filtration	11,419	(5,050)	6,369
Generators and light towers	375	(215)	160
Pipes, hoses and fittings	17,398	(13,876)	3,522
Non-steel containment	6,831	(2,093)	4,738
Pumps	55,067	(30,809)	24,258
Shoring	3,932	(2,918)	1,014
Steel containment	331,106	(76,804)	254,302
Tank trailers	1,817	(1,542)	275
Construction in progress	1,113	—	1,113
Total assets held for rent	461,583	(149,386)	312,197
Assets held for use:
Leasehold improvements	3,503	(2,147)	1,356
Machinery and equipment	40,239	(25,174)	15,065
Office furniture and equipment	4,864	(3,510)	1,354
Software	11,778	(6,149)	5,629
Construction in progress	1,034	—	1,034
Total assets held for use	61,418	(36,980)	24,438
Total	$523,001	$(186,366)	$336,635

During the fiscal year ended January 31, 2017, we determined that the limited sales volume for certain aged property and equipment was a potential indicator of impairment. We determined that the net book value of these assets exceeded the assets’ estimated fair value. As a result, we recorded an impairment charge of $4.5 million in our North American segment. During the fiscal years ended January 31, 2016 and 2015, we recorded similar charges of $2.8 million and $3.4 million in our North American segment, respectively. No impairment indicators were identified during those periods for our European property and equipment.

During the fiscal year ended January 31, 2016, we reassessed our plans for the use of certain internally developed software and decided to shift to a different platform which will provide the same services at a lower maintenance cost. We wrote down the net book value of the internally developed software as no future benefits were expected to be realized. As a result, we recorded an impairment charge of $0.3 million in our North American segment.
Due to certain indicators of impairment identified during our interim impairment test of goodwill during the three months ended April 30, 2016 (see Note 5) and our annual impairment test date of November 1, 2016, we assessed our long-lived assets for impairment in North America. We tested the property and equipment for recoverability by comparing the sum of undiscounted cash flows to the carrying value of the North American reporting unit asset group and concluded the assets were not impaired as the undiscounted cash flows exceeded the carrying amount of the asset group at both dates.

Included in machinery and equipment are assets under capital leases with a cost of $4.7 million and $1.3 million as of January 31, 2017 and 2016, respectively, and accumulated depreciation of $1.2 million and $0.4 million as of January 31, 2017 and 2016, respectively,

Depreciation and amortization expense related to property and equipment, including amortization expense for assets recorded as capital leases, for the fiscal years ended January 31, 2017, 2016 and 2015, was $43.6 million, $46.9 million and $49.1 million, respectively.

Note 5. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill are as follows:

(In thousands)	North America	Europe	Total
Balance as of January 31, 2016	$98,041	$50,956	$148,997
Impairments	(98,041)	—	(98,041)
Foreign currency translation	—	(1,038)	(1,038)
Balance as of January 31, 2017	$—	$49,918	$49,918

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

Goodwill impairment tests during the fiscal year ended January 31, 2017:
During the quarter ended April 30, 2016, we encountered a reduction in our operating results in comparison to our forecast, primarily due to greater weakness in upstream oil and gas than anticipated, slower recovery in our construction business, and the delay of capital projects by refinery and power plants which can be seen through our lower volume of work with industrial service customers. As a result of the decline in demand for our products and services, we re-assessed our revenue and EBITDA forecast beginning with the fiscal year ended January 31, 2017 using a bottoms-up approach, having conversations with our key customers, and performing an analysis on current market conditions and industry spending behavior. Based on our assessment, we noted that despite the recent stabilization of oil prices, there will be continued uncertainty in the energy market resulting in a slow-down in capital spend. As a result, we updated our projections to reflect the decline in activity, adjusted our forecast for the outer years to maintain similar growth rates as our previous forecast, and performed the first step of the goodwill impairment test.
Under the first step of the impairment test, we determined the carrying value of the North American reporting unit exceeded fair value. We then performed the second step of the impairment test for the North American reporting unit and calculated the implied fair value of goodwill, which was less than its carrying value. Based on our analysis, we recorded a non-cash goodwill impairment charge of $65.7 million in our North American reporting unit. This impairment charge does not impact our operations, compliance with our debt covenants or our cash flows.
In connection with our annual goodwill impairment test that was conducted as of November 1, 2016, we bypassed the qualitative assessment for each reporting unit and proceeded directly to the first step of the goodwill impairment test. We were required to proceed to Step 2 as the fair value of the North American unit exceeded its carrying value by $119.7 million or 19.2%. Based on the results of step two, we determined that the carrying value of the goodwill allocated to the North American operating segment was not impaired as of November 1, 2016. The reason we passed the step two impairment test was due to the fair value of our Customer Relationship intangible asset being much lower than our carrying value.

We elected to early adopt ASU No. 2017-04 as of January 1, 2017 based upon impairment indicators identified during our annual impairment test as of November 1, 2016, where we failed step 1 of the impairment test. We proceeded to perform the goodwill impairment test as of January 31, 2017. The results of the impairment test determined the carrying value of the North American reporting unit exceeded its fair value by approximately $80.8 million, or 13.2%. Based on our analysis, we recorded a non-cash goodwill impairment charge of $32.3 million, the remaining carrying value, of our North American goodwill during the fiscal year ended January 31, 2017.

The fair value of the European reporting unit exceeded its carrying value, suggesting no indication of potential goodwill impairment.
Goodwill impairment tests during fiscal year ended January 31, 2016:

On October 1, 2015, we performed an interim impairment test due to deterioration in operating results, a revised forecast and negative industry trends. Under the first step of the impairment test, we determined the carrying value of the North American reporting unit exceeded fair value. We then performed the second step of the impairment test for the North American reporting unit and calculated the implied fair value of goodwill, which was less than its carrying value. Based on our analysis, we recorded a non-cash goodwill impairment charge of $65.7 million in our North American reporting unit during the third quarter of the fiscal year ended January 31, 2016.

On November 1, 2015, our annual impairment anniversary date, we performed our annual assessment of impairment on goodwill and concluded there were no additional indicators of impairment noted since the test performed on October 1, 2015.

During the fourth quarter of fiscal year 2016, we experienced a continued decrease in demand from our upstream oil and gas customers following a substantial reduction in crude oil prices, which resulted in further revised projections for the fiscal year ended January 31, 2017 and declining trends in our company valuation. As a result, we performed the first step of the goodwill impairment test. We determined the carrying value of the North American reporting unit exceeded fair value. We then performed the second step of the impairment test for the North American reporting unit and calculated the implied fair value of goodwill, which was less than its carrying value. As a result, we recorded a non-cash goodwill impairment charge of $93.3 million. There were no indications of potential goodwill impairment for the European reporting unit.

We did not record any impairment charges to goodwill during the fiscal year ended January 31, 2015.

In calculating the fair value of our North American reporting unit under the first step of the goodwill impairment test we gave equal weight to the income approach, which analyzed projected discounted cash flows, and the market approach, which considered comparable public companies as well as comparable industry transactions.

Under the income approach, we estimate future capital expenditures required to maintain our rental fleet under normalized operations and utilize the following Level 3 estimates and assumptions in the discounted cash flow analysis:

	January 31, 2017	November 1, 2016	April 30, 2016	January 31, 2016	October 31, 2015
Range of long-term EBITDA margin	26.2% to 31.5%	27.7% to 30.5%	25.8% to 30.5%	29.3% to 32.8%	29.3% to 32.8%
Range of long-term revenue growth	3.0% to 10.3%	3.0% to 9.5%	3.0% to 8.0%	3.0% to 7.7%	3.0% to 5.2%
Discount rate based on our weighted average cost of capital	10.%	10.0%	10.0%	10.0%	9.0%
Revenue market multiples	1.50x to 2.00x	1.75x to 2.00x	1.75x to 2.00x	1.75x to 2.50x	2.00x to 2.75x
EBITDA market multiples	5.50x to 7.50x	7.50x to 8.50x	6.50x to 7.50x	6.00x to 8.00x	7.50x to 9.00x

Under the market approach, we used other significant observable market inputs including various peer company comparisons and industry transaction data. In evaluating our market multiples, we placed higher consideration on generally similar results and trends in revenue and EBITDA declines.

Intangible Assets, Net
The components of intangible assets were the following as of:

	January 31, 2017			January 31, 2016
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Carrying amount:
Customer relationships (25 years)	$400,455	$(90,770)	$309,685	$400,814	$(74,819)	$325,995
Customer backlog (2 years)	200	(200)	—	200	(200)	—
Developed technology (11 years)	1,634	(467)	1,167	1,639	(319)	1,320
Trade name (Indefinite)	43,566	—	43,566	62,030	—	62,030
Total carrying amount	$445,855	$(91,437)	$354,418	$464,683	$(75,338)	$389,345

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
We evaluate the carrying value of our indefinite-lived intangible asset (trade name) annually during the fourth quarter of each fiscal year and more frequently if we believe indicators of impairment exist. To test our indefinite-lived intangible asset for impairment, we compare the fair value of our indefinite-lived intangible asset to carrying value. We estimate the fair value using an income approach and the asset's projected discounted cash flows. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than the carrying value.
Impairment test for the fiscal year ended January 31, 2017
Due to certain indicators of impairment identified during our April 30, 2016 interim impairment test of goodwill, we assessed our indefinite and definite-lived intangible assets for impairment. Based on our analysis, we concluded that the carrying value of our indefinite-lived intangible asset (trade name) exceeded its fair value and recorded an impairment charge of $18.3 million in our North American reporting unit. This impairment charge does not impact our operations, compliance with our debt covenants or our cash flows. We estimated the fair value of our trade name using the relief-from-royalty method, which uses several significant assumptions, including an estimate of useful life and revenue projections that consider historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies.
Impairment test for the year fiscal ended January 31, 2016
Due to certain indicators of impairment identified during our October 1, 2015 and January 31, 2016 interim impairment test of goodwill, we assessed our indefinite and definite-lived intangible assets for impairment. Based on our analysis, we concluded that the carrying value of our indefinite-lived intangible assets (trade name) exceeded its fair value and recorded an impairment charge of $23.8 million during the fiscal year ended January 31, 2016 in our North American reporting unit.
There was no impairment recorded for our definite lived intangible assets during the fiscal years ended January 31, 2017, 2016 and 2015.

We estimated the fair value of our trade name in the impairment tests above using the relief-from-royalty method and the following Level 3 inputs:

	January 31,
	2017	2016	2015
Royalty rate	1.5%	2.0%	2.0%
Discount rate	11.5%	10.0% to 12.0%	12.0%

Estimated amortization expense for the fiscal periods ending January 31 is as follows:

(In thousands)
2018	$16,167
2019	16,167
2020	16,167
2021	16,167
2022	16,167
Thereafter	230,017
Total	$310,852

Amortization expense for other intangible assets was $16.2 million, $16.3 million and $16.4 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

Note 6. Accrued Expenses
Accrued expenses consists of the following:

	January 31,
(In thousands)	2017	2016
Accrued compensation	$11,488	$13,605
Accrued insurance	793	949
Accrued interest	3,257	3,351
Accrued professional fees	459	500
Accrued taxes	3,852	3,383
Capital lease - current	545	204
Other accrued expenses	1,461	1,977
Total accrued expenses	$21,855	$23,969

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

As discussed in Note 9, “Derivatives,” we had no interest rate swap contracts outstanding as of January 31, 2017. The fair value of interest rate swap contracts is calculated based on the fixed rate, notional principal, settlement date, present value of the future cash flows, terms of the agreement, and future floating interest rates as determined by a future interest rate yield curve. Our interest rate swap contracts are recorded at fair value utilizing Level 2 inputs such as trade data, broker/dealer quotes, observable market prices for similar securities, and other available data. Although readily observable data is utilized in the valuations, different valuation methodologies could have an effect on the estimated fair value. Accordingly, the inputs utilized to determine the fair value of the interest rate swap contracts are categorized as Level 2. During the fiscal year ended January 31, 2017, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.

As of January 31, 2016, the weighted average fixed interest rate of our interest rate swap contracts was 2.1%, and the weighted average remaining life was 0.5 years. Interest expense related to our interest rate swap contracts was $1.0 million, $1.9 million and $1.9 million for each of the fiscal years ended January 31, 2017, 2016, and 2015, respectively. All interest rate swap contracts were expired as of January 31, 2017. We are not a party to any interest rate swaps as of January 31, 2017.

Liabilities measured at fair value on a recurring basis are summarized below:

		January 31, 2017
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Share-based compensation liability	$66	$—	$—	$66

		January 31, 2016
(In thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap agreements	$951	$—	$951	$—
Share-based compensation liability	736	—	—	736
Total	$1,687	$—	$951	$736

Level 3 Valuations
When at least one significant valuation model assumption or input used to measure the fair value of financial assets or liabilities is unobservable in the market, fair value is deemed to be measured using Level 3 inputs. These Level 3 inputs may include pricing models, discounted cash flow methodologies or similar techniques where at least one significant model assumption or input is unobservable. We use Level 3 inputs to value our share-based compensation liability, which was based upon internal valuations, considering input from third parties, and utilizing the following assumptions.

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

We determined that a +/-10% change in the above assumptions would not have a significant impact to our reported net loss for the fiscal years ended January 31, 2017 and 2016.

The following table provides a reconciliation of the beginning and ending balance of our share-based compensation liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as follows:

	Level 3
	Share-Based Compensation Liability
	Fiscal Years Ended January 31,
(In thousands)	2017	2016
Beginning balance	$736	$2,836
Total reclassed to additional paid-in capital (1)	—	(912)
Cash settlement of stock options exercised	—	(32)
Total income included in operating expenses	(670)	(1,156)
Ending balance	$66	$736

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

Our long-term debt is not recorded at fair value on a recurring basis but is measured at fair value for disclosure purposes. The fair value of our long-term debt is estimated based on the latest sales price for similar instruments obtained from a third party (Level 2 inputs). As of January 31, 2017 and 2016, the fair values of our senior notes and senior term loan were $220.8 million and $387.1 million, and $166.8 million and $341.8 million, respectively.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
We reduce the carrying amounts of our goodwill, intangible assets, and long-lived assets to fair value when held for sale or determined to be impaired. During the fiscal years ended January 31, 2017 and 2016, we updated our internal forecasts as a result of the negative economic trends impacting the oil & gas industry, slower recovery in our construction business, and the delay of capital projects by refinery and power plants which can be seen through our lower volume of work with industrial service providers, resulting in impairment charges to write down goodwill and indefinite-lived intangible assets. The Company determined the fair values using income and market approaches. The estimation of fair value and cash flows used in the fair value measurements required the use of significant unobservable inputs, and as a result, the fair value measurements were classified as Level 3.

Note 8. Debt

Debt consists of the following:

	January 31,
(In thousands)	2017	2016
Senior term loan (LIBOR margin of 3.0% and interest rate of 4.25%)	$402,740	$406,903
Senior unsecured notes	240,000	240,000
Total debt	642,740	646,903
Less deferred financing costs	(7,263)	(9,639)
Total debt less deferred financing costs	635,477	637,264
Less current portion (net of current portion of deferred financing costs of $3,080 and $2,914, respectively)	(1,082)	(1,248)
Long-term debt, net of current portion (net of long-term portion of deferred financing costs of $4,183 and $6,725, respectively)	$634,395	$636,016
On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”).

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

The Credit Facility, as amended in February 2013, November 2013 and November 2016, places certain limitations on our (and all of our U.S. subsidiaries’) ability to incur additional indebtedness, pay dividends or make other distributions, repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, utilize assets as security in other transactions, and sell certain assets or merge with or into other companies. In addition, under the Credit

Facility, we may be required to satisfy and maintain a total leverage ratio if there is an outstanding balance on the Revolving Credit Facility of 25% or more of the committed amount on any quarter end.

The Third Amendment is accounted for as debt modification. Costs incurred in connection with the Third Amendment are being deferred and amortized over the term of the new Revolving Credit Facility. In addition, any unamortized deferred costs related to the old arrangement were written off in proportion to the decrease in borrowing capacity. As of January 31, 2017, we recorded $0.5 million of deferred costs related to the Third Amendment.

As of January 31, 2017, we did not have an outstanding balance on the revolving loan; and therefore, we were not subject to a leverage test. Additionally, as of January 31, 2017, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

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

Interest and Fees
Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. As of January 31, 2017 and 2016, deferred financing costs of $7.3 million and $9.6 million, respectively, are reflected as a reduction of the underlying debt. In addition, we amortized $2.9 million, $2.8 million and $2.6 million of deferred financing costs during the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

Interest and fees related to our Credit Facility and the Notes are as follows:

	Fiscal years ended January 31,
(in thousands)	2017	2016	2015
Credit Facility interest and fees (weighted average interest rate of 4.25%, 4.25% and 4.25%, respectively) (1)	$19,387	$19,380	$19,565
Notes interest and fees (2)	21,110	20,999	20,898
Total interest and fees	$40,497	$40,379	$40,463

(1)	Interest on the Amended Term Loan is payable quarterly based upon an interest rate of 4.25%.

(2)	Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt
As of January 31, 2017, the schedule of minimum required principal payments on our debt for each of the twelve months ending January 31, are due according to the table below:

(In thousands)
2018	$4,163
2019	4,163
2020	634,414
Total	$642,740

Note 9. Derivatives
Cash Flow Hedges
We have utilized interest rate derivative contracts to hedge cash flows related to the variable interest rate exposure on our debt. Our use of interest rate derivative contracts is not intended or designed to be used for trading or speculative purposes. For these interest rate swap contracts, we have agreed to pay fixed interest rates while receiving a floating LIBOR. The purpose of holding these interest rate swap contracts is to hedge against the upward movement of LIBOR and the associated interest we pay on our external variable rate credit facilities.
During July 2011, we entered into several swap agreements to effectively hedge our interest rate risk related to our variable rate debt and hedged $210.0 million of our debt with four interest rate swaps. Two of these interest rate swaps, which hedged $60.0 million of our debt, expired in July 2014. During July 2013, we entered into an additional swap agreement and hedged $71.0 million of our debt with one interest rate swap. This swap did not have a notional amount until July 2014. On July 31, 2015, the original notional amount of $71.0 million was reduced to $64.0 million, before it terminated on July 29, 2016.

The fair value of the potential termination obligations related to our interest rate swaps, which we record within the “Fair value of interest rate swap liabilities” caption of our consolidated balance sheets, were as follows:

	Notional Amount	Interest Rate	January 31,
(in thousands)			2017	2016
Two interest rate swaps effective July 2011, expired July 2016 (1)	$150,000	2.346%	$—	$825
One interest rate swap, effective July 2014, expired July 2016 (1)	64,000	1.639%	—	126
			$—	$951

(1)	These interest rate swaps are subject to a fixed rate of interest in exchange for a variable interest rate based on a three-month LIBOR, subject to a 1.25% floor.

The interest rate swap agreements have been designated as cash flow hedges of our interest rate risk and recorded at estimated fair values as of January 31, 2017 and 2016. The fair value of the interest rate hedges reflects the estimated amount that we would pay to terminate the contracts at each reporting date (See Note 7 , “Fair Value Measurements”).

Until the time of expiration, we determined that the interest rate swap agreements are highly effective in offsetting future variable interest payments associated with the hedged portion of our term loans. During the fiscal years ended January 31, 2017, 2016 and 2015, no ineffectiveness was recorded into current period earnings.

The effective portion of the unrealized gain recognized in other comprehensive (loss) income for our derivative instruments designated as cash flow hedges was as follows:

	Fiscal years ended January 31,
(in thousands)	2017	2016	2015
Unrealized gain, before income tax expense	$951	$1,774	$1,283
Income tax expense	365	684	498
Total	$586	$1,090	$785
In connection with the First Amendment of the amended Credit Facility (see Note 8, “Debt”), we performed an analysis of our interest rate swaps at the refinancing date to determine if the swaps should be re-designated as a cash flow hedge. Based on the analysis, we determined that the interest rate swap agreements should continue to be designated as a cash flow hedge, primarily because: (i) there were no changes in the underlying index of the debt (only the spread changed) and no changes in debt principal, (ii) there were no changes in the interest rate swap agreements, and (iii) the agreements are anticipated to be highly effective.

Note 10. Income Taxes
The components of (loss) income before income tax (benefit) provision were as follows:

	Fiscal years ended January 31,
(in thousands)	2017	2016	2015
Domestic	$(161,642)	$(211,223)	$(17,091)
Foreign	5,570	2,530	3,746
	$(156,072)	$(208,693)	$(13,345)

The (benefit) provision for income taxes were as follows:

	Fiscal years ended January 31,
(in thousands)	2017	2016	2015
Current:
Federal	$35	$(343)	$(361)
Foreign	2,148	1,499	2,231
State	119	(442)	(147)
	2,302	714	1,723
Deferred:
Federal	(30,434)	(31,429)	(6,690)
Foreign	(583)	(948)	(673)
State	(3,222)	(4,810)	(1,062)
	(34,239)	(37,187)	(8,425)
Income tax benefit	$(31,937)	$(36,473)	$(6,702)

A reconciliation of the income tax benefit and the amount computed by applying the statutory federal income tax rate of 35% to the (loss) income before income taxes are the following:

	Fiscal years ended January 31,
(in thousands)	2017	2016	2015
Tax benefit computed at the statutory rate	$(54,625)	$(73,041)	$(4,670)
State tax, federally effected	(1,953)	(4,047)	(862)
Permanent differences	233	372	453
Foreign earnings taxed at non-United States rates	(187)	(356)	1,609
Loss from Mexico sale	—	—	(1,697)
Goodwill impairment	24,452	39,850	—
Return to provision adjustments	258	(182)	(438)
FIN 48 reserve	310	(175)	701
Valuation allowance	(608)	665	(1,363)
Other	183	441	(435)
Income tax benefit	$(31,937)	$(36,473)	$(6,702)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	January 31,
(in thousands)	2017	2016
Deferred tax assets:
Net operating losses and tax credits	$85,973	$75,789
Accruals and other	5,835	10,407
Share-based compensation	3,304	3,400
Other comprehensive loss	—	362
Investment in subsidiaries	419	427
Goodwill	7,555	441
Total deferred tax assets	103,086	90,826
Deferred tax liabilities:
Depreciation	(80,188)	(84,998)
Other amortization expense	(132,756)	(149,053)
Total deferred tax liabilities	(212,944)	(234,051)
Less valuation allowance	(256)	(865)
Net deferred tax liabilities	$(110,114)	$(144,090)
As of January 31, 2017, our valuation allowance was approximately $0.3 million on certain of our deferred tax assets. The change of $0.6 million in our valuation allowance relates to a net decrease in allowances related to foreign and state net operating losses. Based on the available evidence, we believe that it is more likely than not that these deferred tax assets will not be realized.
As of January 31, 2017, we estimated federal and state net operating loss carry-forwards of approximately $236.0 million and $103.1 million, respectively, which will begin to expire in fiscal year 2023 and fiscal year 2018, respectively, unless utilized. Included in our U.S. net operating loss deferred tax assets above is approximately $21.7 million of unrecognized tax benefits that would be offset against the net operating loss carryforwards if such settlement is required or expected in the event the uncertain tax position is disallowed.

As of January 31, 2017, we estimated a federal AMT credit of $0.1 million, which will carry forward indefinitely until utilized.

As of January 31, 2017, we estimated state tax credit carryforwards of approximately $0.6 million, which will begin to expire in 2023, unless utilized.

Utilization of the net operating loss and tax credit carryforwards may become subject to annual limitations due to ownership change limitations that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state and foreign provisions. These ownership changes may limit the amount of the net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. An ownership change occurred in May 2011 in connection with the acquisition by Permira. The annual limitation as a result of that ownership change did not result in the loss or substantial limitation of net operating loss or tax credit carryforwards. There have been no subsequent ownership changes through January 31, 2017.

The majority of our deferred tax assets relate to U.S. net operating loss carry-forwards. We believe that we will fully realize the benefit of existing deferred tax assets based on the scheduled reversal of U.S. deferred tax liabilities related to depreciation and amortization expenses not deductible for tax purposes, which is ordinary income and of the same character as the temporary differences giving rise to the deferred tax assets. This will reverse in substantially similar time periods as the deferred tax assets and in the same jurisdictions. As such, the deferred tax liabilities are considered to provide a source of income sufficient to support our U.S. deferred tax assets and our conclusion that no valuation allowance is needed as of January 31, 2017. A valuation allowance of $0.3 million and $0.9 million has been recorded as of January 31, 2017 and 2016, respectively, against deferred tax assets related to certain foreign and state net operating loss carry-forwards as we believe it is more likely than not that those deferred tax assets will not be realized.
Undistributed earnings of a foreign subsidiary or affiliate are subject to U.S. taxation when effectively repatriated. We intend to reinvest these earnings indefinitely in our foreign subsidiaries. As of January 31, 2017, we estimated cumulative earnings at our foreign subsidiaries of $6.5 million. No provision for U.S. income tax has been provided on the $6.5 million of cumulative foreign earnings. However, if these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits and net operating loss carryforwards would be available to reduce some portion of the U.S. liability.
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
The following table summarizes the activity related to our gross unrecognized tax benefits (excluding interest and penalties and related tax carryforwards):

	January 31,
(in thousands)	2017	2016
Balance, beginning of the year	$3,653	$2,740
Gross increases related to prior year income tax provision	—	57
Gross decreases related to current year income tax provision	(941)	—
Gross increases related to current year income tax provision	478	856
Balance, end of the year	$3,190	$3,653
Included in the unrecognized tax benefit as of January 31, 2017 is $1.5 million that, if recognized, would affect the effective income tax rate.
We did not have any accrued interest or penalties associated with any unrecognized tax benefits during the fiscal years ended January 31, 2017, 2016 and 2015.
We file income tax returns and are subject to audit in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal, state and foreign income tax examinations for fiscal years prior to 2014, 2013 and 2012, respectively.

We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, audit outcomes and settlements are subject to significant uncertainty and we continue to evaluate such uncertainties in light of current facts and circumstances. As a result our current estimates of the total amounts of unrecognized tax benefits could increase or decrease for all open tax years. It is reasonably possible that an additional $0.9 million of uncertain tax positions will decrease within the next 12 months due to the expiration of the net operating loss carryforwards associated with such positions.

Note 11. Share-Based Compensation
Subsequent to the adoption of the 2011 Plan, on September 12, 2013, the BCI Holdings’ Board of Directors amended the 2011 Plan by resolution to increase the number of shares of BCI Holdings common stock authorized for issuance under the 2011 Plan to 1,001,339 shares. As of January 31, 2017, there were 232,670 shares available for grant. The amended 2011 Plan permits the granting of BCI Holdings stock options, nonqualified stock options and restricted stock to eligible employees and non-employee directors and consultants.

The following table summarizes stock option activity during the fiscal year ended January 31, 2017:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)(2)	Weighted Average Term Remaining (in years)	Weighted Average Grant Date Fair Value
Outstanding, January 31, 2016 (1)	731,736	$83.67	$1,830	7.0
Granted	56,875	85.00			$6.17
Exercised	(388)	19.44	$1
Forfeited/canceled/expired	(21,875)	95.29
Outstanding, January 31, 2017 (1)	766,348	$83.47	$—	6.5
Vested and expected to vest, January 31, 2017	84,172	$71.06	$—	3.2
Exercisable, January 31, 2017	84,172	$71.06	$—	2.7

(1)
The number of stock options outstanding as of January 31, 2017 and 2016 include 62,266 and 62,654, respectively, of BCI Holdings options that were exchanged for Predecessor Company options as a result of the Transaction. These options as of January 31, 2017 and 2016 had a weighted average exercise price of $34.49 and $34.40, respectively.

(2)
Aggregate intrinsic value in the table above represents the total pre-tax value that stock option holders would have received had all stock option holders exercised their options as of January 31, 2017. The aggregate intrinsic value is the difference between the estimated fair market value of the BCI Holdings common stock at the end of the period and the stock option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of the BCI Holdings common stock.

The weighted average grant date fair value of options granted during the fiscal years ended January 31, 2017, 2016 and 2015 was $6.17, $37.53 and $27.13, respectively. The aggregate intrinsic value of options exercised during the fiscal years ended January 31, 2017, 2016 and 2015 was $.001 million, $1.2 million and $0.6 million, respectively.

The following table summarizes the stock options outstanding as of January 31, 2017, and the related weighted average price and life information:

	Outstanding				Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Exercise Price	Weighted Average Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Exercise Price	Weighted Average Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
$19.44-$42.86	62,266	$2.80	0.1		62,266	$25.47	2.0
$70-$97	682,176	75.66	6.2		—	—	—
$100-$150	10,953	1.43	0.1		10,953	12.98	0.7
$175-$200	5,477	1.43	0.1		5,477	12.98	0.3
$225-$300	5,476	2.14	0.1		5,476	19.46	0.3
	766,348	$83.45	6.6	$—	84,172	$70.89	3.4	$—

The share-based compensation expense included within employee related expenses in our consolidated statement of operations is as follows:

	Fiscal years ended January 31,
(in thousands)	2017	2016	2015
Non-cash share-based compensation expense	$315	$343	$1,995

The fair value of BCI Holdings stock options issued and classified as equity awards was determined using the Black-Scholes options pricing model utilizing the following weighted average assumptions for each respective period:

	Fiscal years ended January 31,
	2017	2016	2015
Expected volatility	56%	45%	50%
Expected dividends	—%	—%	—%
Expected term	7.2 years	4.7 years	6.6 years
Risk-free interest rate	1.5%	1.5%	2.1%

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

The Option Exchange Offer was treated as a modification in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation - Stock Compensation.” We did not recognize any incremental expense resulting from the modification. Since the modified stock options contain a liquidity event based performance condition (i.e., Change in Control or IPO), we determined recognition of compensation cost should be deferred until the occurrence of the liquidity event.Total future additional share-based compensation expense resulting from the modification of stock options, excluding CEO options, and including options previously classified as liability awards, totaled $6.2 million as of January 31 2017 and 2016.

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

Pursuant to the Option Exchange Offer, we granted modified stock options to the CEO to purchase 225,000 shares of common stock in exchange for the tendered options to purchase 450,000 shares of common stock under the 2011 Plan. Each new stock option has an exercise price equal to $85, the stock value per share estimated as of the quarter end date preceding modification. In addition to a new exercise price of $85 and the corresponding elimination of a market condition, the modified CEO options added another liquidity event (i.e., IPO) to the performance condition and removed the requirement to exercise options by the 90th day of the liquidity event. Each new stock option has a maximum term that is equal to the remaining term of the original corresponding eligible option. Each new stock option becomes fully vested and exercisable only upon the consummation of a Change in Control or an IPO and only if the employee remains employed at that time. The modified stock options contain a liquidity event based performance condition. As a result, we determined compensation cost recognition should continue to be deferred until the occurrence of the Change in Control or IPO. As of January 31, 2017 and 2016, the total unrecognized share-based compensation expense for the CEO's options was $8.1 million. During fiscal years 2017, 2016 and 2015, we did not recognize any share-based compensation expense related to the CEO’s options.

The weighted average grant date fair value of $35.86 for the CEO’s modified options was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

Grant date
December 30, 2015
Expected volatility	45%
Expected dividends	—%
Expected term	4.8 years
Risk-free interest rate	1.6%

Liability Awards
During the fourth quarter of fiscal year 2014, we began accounting for certain options that had previously been accounted for as equity awards as liability awards, as we determined cash settlement upon exercise was probable. As a result, we remeasured the fair value of these options as of January 31, 2014, and recognized an additional $0.2 million of share-based compensation expense. In connection with the conversion from equity to liability awards, we reclassified $2.8 million from additional paid-in-capital to a share-based compensation liability. We remeasured the fair value of these options during the fiscal year ended January 31, 2017, resulting in a decrease to our non-cash share-based compensation expense of $0.7 million.
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
Based on the most recent valuation performed as of July 31, 2016, there was no unrecognized compensation related to unvested liability awards.
The fair value of BCI Holdings stock options accounted for as liability awards were determined using the Black-Scholes options pricing model utilizing the following assumptions for each respective period:

	Fiscal years ended January 31,
	2017	2016	2015
Expected volatility	60%	45%	50%
Expected dividends	—%	—%	—%
Expected term - years	1.1	1.3	3.1
Risk-free interest rate	0.5%	0.6%	0.8%
New Grants
We granted an additional 56,875 options during the fiscal year ended January 31, 2017. Each new stock option has an exercise price equal to $85. Each new stock option has a maximum term of 10 years and becomes fully vested and exercisable only upon the consummation of a Change in Control or an IPO and only if the employee remains employed at that time. We determined that these stock options contain a service and performance condition. Further, we performed an analysis of the new stock options granted and determined that these options had characteristics of "deep-out-of-the-money" stock options as the exercise price of $85 was significantly greater than our grant date stock price range of $18.30 - $21.26.

The new options granted contain a liquidity event based performance condition. As a result, we determined compensation cost recognition should be deferred until the occurrence of the Change in Control or IPO equal to the fair value of the options on the date of the grant. The grant date fair value range of $5.18 - $23.09 was estimated using the Black-Scholes options pricing model utilizing the following assumptions:

Fiscal Year Ended
January 31, 2017
Expected volatility	55% - 60%
Expected dividends	—%
Expected term	6.1 - 7.3 years
Risk-free interest rate	1.4% - 1.6%

As of January 31, 2017, the total unrecognized share-based compensation expense for the new grants was $0.4 million.

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

Our operating and reportable segments are North America and Europe. Within each operating segment, there are common customers, common pricing structures, the ability and history of sharing equipment and resources, operational compatibility, commonality among regulatory environments, and relative geographic proximity. Our operating segments consist of the following:

•	the North American segment consisting of branches located in the United States and Canada that provide equipment and services suitable across all of these North American countries.

•	the European segment consisting of branches located in France, Germany, the Netherlands, and the United Kingdom, that provide equipment and services to customers in a number of European countries.

Our North American and European reporting segments are also reporting units for the purpose of testing goodwill for impairment. See Note 1, “Business, Basis of Presentation, and Summary of Significant Accounting Policies,” under the caption Goodwill, for further discussion of our reporting units.

Selected statements of operations information for our reportable segments are the following:

	Fiscal Year Ended
(In thousands)	January 31, 2017	January 31, 2016	January 31, 2015
Revenue
United States	$212,288	$265,961	$292,892
Other North America	7,173	6,692	7,442
North America	219,461	272,653	300,334
Europe	35,959	30,476	31,986
Total revenue	$255,420	$303,129	$332,320
Depreciation and amortization
North America	$54,806	$58,668	$60,217
Europe	4,969	4,500	5,294
Total depreciation and amortization	$59,775	$63,168	$65,511
Interest expense, net
North America	$41,484	$42,330	$42,441
Europe	32	(1)	(1)
Total interest expense, net	$41,516	$42,329	$42,440
Income tax (benefit) expense
North America	$(33,625)	$(37,567)	$(7,389)
Europe	1,688	1,094	687
Total income tax (benefit) expense	$(31,937)	$(36,473)	$(6,702)
Net (loss) income
North America (1)	$(128,504)	$(173,881)	$(10,208)
Europe (1)	4,369	1,661	3,565
Total net (loss) income	$(124,135)	$(172,220)	$(6,643)

(1)	During fiscal years ended January 31, 2017, 2016 and 2015, we included $4.6 million, $5.1 million and $5.1 million, respectively, of inter-segment expense allocations from North America to Europe.

Total asset and long-lived asset information by reportable segment consists of the following:

	January 31,
(In thousands)	2017	2016
Total assets
United States	$707,701	$873,419
Other North America	8,939	8,917
Europe	113,900	112,758
Total assets	830,540	995,094
Long-lived assets
United States	264,194	280,020
Other North America	11,942	11,045
Europe	44,571	45,570
Total long-lived assets	$320,707	$336,635

Note 13. Related Party Transactions
From time to time, we enter into transactions in the normal course of business with related parties. The accounting policies that we apply to our transactions with related parties are consistent with those applied in transactions with independent third parties.

Pursuant to a professional services agreement between us and the Sponsor, we agreed to pay the Sponsor an annual management fee of $0.5 million, payable quarterly, plus reasonable out-of-pocket expenses, in connection with the planning, strategy and oversight support provided to management. For the fiscal years ended January 31, 2017, 2016 and 2015, we recorded $0.6 million, $0.5 million, and $0.6 million, respectively, in aggregate management fees and expenses to the Sponsor. Management fees payable to the Sponsor totaled $0.04 million as of January 31, 2017 and 2016, respectively.

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

Rent expense, which includes base rent payments charged to expense on the straight-line basis over the terms of the leases, real estate taxes and other costs were $9.8 million, $10.3 million and $9.9 million, during the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

The following table summarizes future minimum non-cancelable lease payments as of January 31, 2017:

(In thousands)	Operating Leases	Capital Leases
Year ending January 31,
2018	$11,648	$660
2019	9,149	972
2020	6,253	529
2021	4,876	340
2022	3,837	484
Thereafter	9,644	—
Total minimum lease payments	$45,407	2,985
Less: interest		(378)
Present value of minimum lease payments		$2,607

Note 15. Defined Contribution and Profit Sharing Plan
We maintain the BakerCorp Profit Sharing and Retirement Plan (the “Plan”), which is a defined contribution plan that covers all eligible employees who: (i) as to deferral contributions—have attained the age of 18 years; (ii) as to matching contributions—have completed six months of service ; and (iii) as to the non-elective profit sharing contributions—are active employees as of December 31.

The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Plan has an automatic contribution feature that enrolls any employee who is eligible to participate in the Plan at a deferral contribution rate of 3%, subject to their right to opt out of the Plan. We recorded $0.1 million, $0.4 million and $1.6 million of expense for company contributions during the fiscal years ended January 31, 2017, 2016 and 2015, respectively. In the fiscal years ended January 31, 2016 and 2017, we match 25% of the first 6% of compensation that a participant contributes to the Plan as deferral contributions. We suspended matching contributions in June 2015 though October 2016. Matching was reinstated in November 2016.

The Plan allows for non-elective profit sharing contributions (paid by the Company), also at the discretion of the Board of Directors. No profit sharing contributions were made during the fiscal years ended January 31, 2017, 2016 and 2015.

Note 16. Postretirement Medical Plan
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

Successor
During June 2011, we amended the predecessor plan to allow designated employees and their spouses to continue to participate in the Company’s medical plan for a limited time after retirement. Designated employees with ten years of service that retire on or after age 58 are eligible to participate, provided that they give the Company one year advance notice of their intent to retire. Eligible employees can participate until age 65 or until they become eligible for Medicare parts A or B. Our postretirement medical plan does not provide prescription drug benefits to Medicare-eligible employees and is not affected by the Medicare Prescription Drug Improvement and Modernization Act of 2003.

As of January 31, 2017, we had a total of 9 eligible participants in the postretirement medical plan (5 and 4 individuals who became eligible prior to and after the Transaction, respectively). The liability was $0.1 million and $0.2 million as of January 31, 2017 and 2016 respectively.

Note 17. Quarterly Financial Data (Unaudited)
The following table sets forth certain unaudited selected consolidated financial information for each of the quarters in the fiscal years ended January 31, 2017 and 2016 in thousands.

	Three Months Ended
Fiscal Year 2017	April 30, 2016	July 31, 2016	October 31, 2016	January 31, 2017
Revenue	$65,032	$63,200	$68,312	$58,876
Income (loss) from operations	$(82,672)	$1,208	$1,776	$(34,325)
Net loss	$(71,813)	$(7,885)	$(6,456)	$(37,981)

	Three Months Ended
Fiscal Year 2016	April 30, 2015	July 31, 2015	October 31, 2015	January 31, 2016
Revenue	$78,769	$78,207	$78,480	$67,673
Income (loss) from operations	$2,349	$8,810	$(67,322)	$(109,038)
Net loss	$(4,624)	$(1,378)	$(67,062)	$(99,156)

Note 18. Consolidating Financial Information
Our Notes are guaranteed by all of our U.S. subsidiaries (the “guarantor subsidiaries”). This indebtedness is not guaranteed by BCI Holdings or our foreign subsidiaries (together, the “non-guarantor subsidiaries”). The guarantor subsidiaries are all one hundred percent owned and the guarantees are made on a joint and several basis and are full and unconditional (subject to subordination provisions and subject to customary release provisions and a standard limitation, which provides that the maximum amount guaranteed by each guarantor will not exceed the maximum amount that can be guaranteed without making the guarantee void under fraudulent conveyance laws). The following consolidating financial information presents the financial position, results of operations and cash flows of the parent, guarantors, and non-guarantor subsidiaries of the Company and the eliminations necessary to arrive at the information on a consolidated basis for the periods indicated. The parent referenced in the consolidating financial statements is BakerCorp International, Inc., the issuer.

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

Consolidating Balance Sheet
January 31, 2017
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$30,607	$13,956	$—	$44,563
Accounts receivable, net	—	41,902	10,576	—	52,478
Inventories, net	—	3,622	99	—	3,721
Prepaid expenses and other current assets	35	3,201	909	—	4,145
Total current assets	35	79,332	25,540	—	104,907
Property and equipment, net	—	264,194	56,513	—	320,707
Goodwill	—	—	49,918	—	49,918
Other intangible assets, net	—	333,033	21,385	—	354,418
Other long-term assets	—	452	138	—	590
Investment in subsidiaries	297,137	109,766	—	(406,903)	—
Total assets	$297,172	$786,777	$153,494	$(406,903)	$830,540
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$56	$15,839	$1,802	$—	$17,697
Accrued expenses	3,258	14,377	4,220	—	21,855
Current portion of long-term debt, net	1,082	—	—	—	1,082
Intercompany balances	(341,847)	310,812	31,035		—
Total current liabilities	(337,451)	341,028	37,057	—	40,634
Long-term debt, net of current portion	634,395	—	—	—	634,395
Deferred tax liabilities	(42,166)	145,806	6,474	—	110,114
Share-based compensation liability	—	66	—	—	66
Other long-term liabilities	—	2,739	197	—	2,936
Total liabilities	254,778	489,639	43,728	—	788,145
Total shareholder’s equity	42,394	297,138	109,766	(406,903)	42,395
Total liabilities and shareholder’s equity	$297,172	$786,777	$153,494	$(406,903)	$830,540

Consolidating Balance Sheet
January 31, 2016
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$34,014	$10,740	$—	$44,754
Accounts receivable, net	—	53,271	9,149	—	62,420
Inventories, net	—	7,378	57	—	7,435
Prepaid expenses and other current assets	30	3,053	1,717	—	4,800
Total current assets	30	97,716	21,663	—	119,409
Property and equipment, net	—	280,020	56,615	—	336,635
Goodwill	—	98,041	50,956	—	148,997
Other intangible assets, net	—	366,788	22,557	—	389,345
Other long-term assets	—	571	137	—	708
Investment in subsidiaries	411,895	107,700	—	(519,595)	—
Total assets	$411,925	$950,836	$151,928	$(519,595)	$995,094
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$57	$16,749	$1,921	$—	$18,727
Accrued expenses	3,364	17,305	3,300	—	23,969
Current portion of long-term debt, net	1,248	—	—	—	1,248
Intercompany balances	(361,315)	329,503	31,812	—	—
Total current liabilities	(356,646)	363,557	37,033	—	43,944
Long-term debt, net of current portion	636,016	—	—	—	636,016
Deferred tax liabilities	(35,844)	172,788	7,146	—	144,090
Fair value of interest rate swap liabilities	951	—	—	—	951
Share-based compensation liability	—	736	—	—	736
Other long-term liabilities	—	1,860	49	—	1,909
Total liabilities	244,477	538,941	44,228	—	827,646
Total shareholder’s equity	167,448	411,895	107,700	(519,595)	167,448
Total liabilities and shareholder’s equity	$411,925	$950,836	$151,928	$(519,595)	$995,094

Consolidating Statement of Operations
Fiscal Year Ended January 31, 2017
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$212,288	$43,132	$—	$255,420
Operating expenses:
Employee related expenses	54	81,344	12,750	—	94,148
Rental expense	—	27,650	4,068	—	31,718
Repair and maintenance	—	9,996	886	—	10,882
Cost of goods sold	—	9,266	1,142	—	10,408
Facility expense	25	23,934	2,904	—	26,863
Professional fees	80	2,652	549	—	3,281
Management fees	—	554	—	—	554
Other operating expenses	623	7,336	6,609	—	14,568
Depreciation and amortization	—	53,687	6,088	—	59,775
(Gain) loss on sale of equipment	—	(3,586)	(3)	—	(3,589)
Impairment of goodwill and other intangible assets	—	116,340	—	—	116,340
Impairment of long-lived assets	—	4,381	104	—	4,485
Total operating expenses	782	333,554	35,097	—	369,433
(Loss) income from operations	(782)	(121,266)	8,035	—	(114,013)
Other expense:
Interest expense (income), net	41,450	32	34	—	41,516
Foreign currency exchange loss (gain), net	—	(362)	927	—	565
Other income, net	—	(22)	—	—	(22)
Total other expense (income), net	41,450	(352)	961	—	42,059
(Loss) income before income taxes	(42,232)	(120,914)	7,074	—	(156,072)
Income tax (benefit) expense	(6,683)	(26,819)	1,565	—	(31,937)
(Loss) income before equity in net earnings of subsidiaries	(35,549)	(94,095)	5,509	—	(124,135)
Equity in net earnings of subsidiaries	(88,586)	5,509	—	83,077	—
Net (loss) income	$(124,135)	$(88,586)	$5,509	$83,077	$(124,135)

Consolidating Statement of Operations
Fiscal Year Ended January 31, 2016
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$265,961	$37,168	$—	$303,129
Operating expenses:
Employee related expenses	137	96,341	11,559	—	108,037
Rental expense	—	37,818	3,970	—	41,788
Repair and maintenance	—	10,948	792	—	11,740
Cost of goods sold	—	10,401	290	—	10,691
Facility expense	26	25,736	3,056	—	28,818
Professional fees	37	2,979	258	—	3,274
Management fees	—	546	—	—	546
Other operating expenses	609	8,605	7,418	—	16,632
Depreciation and amortization	—	57,493	5,675	—	63,168
Gain on sale of equipment	—	(2,205)	(94)	—	(2,299)
Impairment of goodwill and other intangible assets	—	182,849	—	—	182,849
Impairment of long-lived assets	—	3,067	19	—	3,086
Total operating expenses	809	434,578	32,943	—	468,330
(Loss) income from operations	(809)	(168,617)	4,225	—	(165,201)
Other expense:
Interest expense (income), net	42,309	21	(1)	—	42,329
Foreign currency exchange loss (gain), net	—	835	328	—	1,163
Total other expense (income), net	42,309	856	327	—	43,492
(Loss) income before income taxes	(43,118)	(169,473)	3,898	—	(208,693)
Income tax (benefit) expense	(6,706)	(31,357)	1,590	—	(36,473)
(Loss) income before equity in net earnings of subsidiaries	(36,412)	(138,116)	2,308	—	(172,220)
Equity in net earnings of subsidiaries	(135,808)	2,308	—	133,500	—
Net (loss) income	$(172,220)	$(135,808)	$2,308	$133,500	$(172,220)

Consolidating Statement of Operations
Fiscal Year Ended January 31, 2015
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$292,892	$39,428	$—	$332,320
Operating expenses:
Employee related expenses	162	101,032	11,553	—	112,747
Rental expense	—	40,315	3,823	—	44,138
Repair and maintenance	—	12,806	806	—	13,612
Cost of goods sold	—	14,355	77	—	14,432
Facility expense	19	24,904	3,479	—	28,402
Professional fees	78	3,758	251	—	4,087
Management fees	—	608	—	—	608
Other operating expenses	649	11,225	7,356	—	19,230
Depreciation and amortization	—	59,014	6,497	—	65,511
Gain on sale of equipment	—	(3,973)	176	—	(3,797)
Impairment of long-lived assets	—	2,851	513	—	3,364
Total operating expenses	908	266,895	34,531	—	302,334
(Loss) income from operations	(908)	25,997	4,897	—	29,986
Other expense:
Interest expense (income), net	42,394	53	(7)	—	42,440
Foreign currency exchange loss (gain), net	—	1,251	(386)	—	865
Other expense, net	—	26	—	—	26
Total other expense (income), net	42,394	1,330	(393)	—	43,331
(Loss) income before income taxes	(43,302)	24,667	5,290	—	(13,345)
Income tax (benefit) expense	(6,568)	(843)	709	—	(6,702)
(Loss) income before equity in net earnings of subsidiaries	(36,734)	25,510	4,581	—	(6,643)
Equity in net earnings of subsidiaries	30,091	4,581	—	(34,672)	—
Net (loss) income	$(6,643)	$30,091	$4,581	$(34,672)	$(6,643)

Consolidating Statement of Comprehensive Income
Fiscal Year Ended January 31, 2017
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(124,135)	$(88,586)	$5,509	$83,077	$(124,135)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $365	586	—	—	—	586
Change in foreign currency translation adjustments	—	—	(2,456)	—	(2,456)
Other comprehensive income (loss)	586	—	(2,456)	—	(1,870)
Total comprehensive (loss) income	$(123,549)	$(88,586)	$3,053	$83,077	$(126,005)

Consolidating Statement of Comprehensive Income
Fiscal Year Ended January 31, 2016
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(172,220)	$(135,808)	$2,308	$133,500	$(172,220)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $684	1,090	—	—	—	1,090
Change in foreign currency translation adjustments	—	—	(4,983)	—	(4,983)
Other comprehensive income (loss)	1,090	—	(4,983)	—	(3,893)
Total comprehensive (loss) income	$(171,130)	$(135,808)	$(2,675)	$133,500	$(176,113)

Consolidating Statement of Comprehensive Income (Loss)
Fiscal Year Ended January 31, 2015
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(6,643)	$30,091	$4,581	$(34,672)	$(6,643)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $498	785	—	—	—	785
Change in foreign currency translation adjustments	—	—	(25,851)	—	(25,851)
Other comprehensive income (loss)	785	—	(25,851)	—	(25,066)
Total comprehensive (loss) income	$(5,858)	$30,091	$(21,270)	$(34,672)	$(31,709)

Consolidating Statement of Cash Flows
Fiscal Year Ended January 31, 2017
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(124,135)	$(88,586)	$5,509	$83,077	$(124,135)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	—	1,510	(84)	—	1,426
Provision for excess and obsolete inventory	—	189	—	—	189
Share-based compensation expense	54	261	—	—	315
Gain on sale of equipment	—	(3,586)	(3)	—	(3,589)
Depreciation and amortization	—	53,687	6,088	—	59,775
Amortization of deferred financing costs	2,913	—	—	—	2,913
Deferred income taxes	(6,686)	(26,984)	(603)	—	(34,273)
Amortization of above market lease	—	(152)	—	—	(152)
Impairment of goodwill and other intangible assets	—	116,340	—	—	116,340
Impairment of long-lived assets	—	4,381	104	—	4,485
Equity in net earnings of subsidiaries, net of taxes	88,586	(5,509)	—	(83,077)	—
Changes in assets and liabilities:
Accounts receivable	—	9,859	(1,606)	—	8,253
Inventories	—	3,567	(37)	—	3,530
Prepaid expenses and other assets	(5)	(143)	848	—	700
Accounts payable and other liabilities	(108)	(2,820)	1,092	—	(1,836)
Net cash (used in) provided by operating activities	(39,381)	62,014	11,308	—	33,941
Investing activities
Purchases of property and equipment	—	(28,496)	(6,046)	—	(34,542)
Proceeds from sale of equipment	—	5,409	(84)	—	5,325
Net cash used in investing activities	—	(23,087)	(6,130)	—	(29,217)
Financing activities
Intercompany investments and loans	44,097	(42,334)	(2,284)	521	—
Repayments of long-term debt	(4,163)	—	—	—	(4,163)
Payment of deferred financing fees	(538)	—	—	—	(538)
Return of capital to BakerCorp International Holdings, Inc.	(15)	—	—	—	(15)
Net cash provided by (used in) financing activities	39,381	(42,334)	(2,284)	521	(4,716)
Effect of foreign currency translation on cash	—	—	322	(521)	(199)
Net (decrease) increase in cash and cash equivalents	—	(3,407)	3,216	—	(191)
Cash and cash equivalents, beginning of period	—	34,014	10,740	—	44,754
Cash and cash equivalents, end of period	$—	$30,607	$13,956	$—	$44,563

 Consolidating Statement of Cash Flows
Fiscal Year Ended January 31, 2016
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(172,220)	$(135,808)	$2,308	$133,500	$(172,220)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	—	2,059	107	—	2,166
Recovery of excess and obsolete inventory	—	137	—	—	137
Share-based compensation expense	137	206	—	—	343
Gain on sale of equipment	—	(2,205)	(94)	—	(2,299)
Depreciation and amortization	—	57,493	5,675	—	63,168
Amortization of deferred financing costs	2,754	—	—	—	2,754
Deferred income taxes	(6,722)	(29,547)	(1,017)	—	(37,286)
Amortization of above-market lease	—	(325)	—	—	(325)
Impairment of goodwill and other intangible assets	—	182,849	—	—	182,849
Impairment of long-lived assets	—	3,067	19	—	3,086
Equity in net earnings of subsidiaries, net of taxes	135,808	(2,308)	—	(133,500)	—
Changes in assets and liabilities:
Accounts receivable	—	6,311	(598)	—	5,713
Inventories	—	(182)	(59)	—	(241)
Prepaid expenses and other assets	(16)	(916)	1,561	—	629
Accounts payable and other liabilities	8	(1,249)	1,623	—	382
Net cash (used in) provided by operating activities	(40,251)	79,582	9,525	—	48,856
Investing activities
Purchases of property and equipment	—	(18,954)	(3,620)	—	(22,574)
Proceeds from sale of equipment	—	3,262	442	—	3,704
Net cash used in investing activities	—	(15,692)	(3,178)	—	(18,870)
Financing activities
Intercompany investments and loans	43,638	(43,371)	(1,043)	776	—
Repayments of long-term debt	(4,163)	—	—	—	(4,163)
Return of capital to BakerCorp International Holdings, Inc.	776	(912)	—	—	(136)
Net cash provided by (used in) financing activities	40,251	(44,283)	(1,043)	776	(4,299)
Effect of foreign currency translation on cash	—	—	1,178	(776)	402
Net increase in cash and cash equivalents	—	19,607	6,482	—	26,089
Cash and cash equivalents, beginning of period	—	14,407	4,258	—	18,665
Cash and cash equivalents, end of period	$—	$34,014	$10,740	$—	$44,754

Consolidating Statement of Cash Flows
Fiscal Year Ended January 31, 2015
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(6,643)	$30,091	$4,581	$(34,672)	$(6,643)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	—	921	(163)	—	758
Provision for excess and obsolete inventory	—	132	—	—	132
Share-based compensation expense	162	1,833	—	—	1,995
Gain on sale of subsidiary	—	(100)	199	—	99
(Gain) loss on sale of equipment	—	(3,973)	176	—	(3,797)
Depreciation and amortization	—	59,014	6,497	—	65,511
Amortization of deferred financing costs	2,611	—	—	—	2,611
Deferred income taxes	(5,158)	(2,760)	(127)	—	(8,045)
Amortization of above-market lease	—	(697)	—	—	(697)
Impairment of long-lived assets	—	2,851	513	—	3,364
Equity in net earnings of subsidiaries, net of taxes	(30,091)	(4,581)	—	34,672	—
Changes in assets and liabilities:
Accounts receivable	—	(8,176)	65	—	(8,111)
Inventories	—	(1,719)	(3)	—	(1,722)
Prepaid expenses and other current assets	8	1,463	(2,535)	—	(1,064)
Accounts payable and other liabilities	70	(6,512)	(2,618)	—	(9,060)
Net cash (used in) provided by operating activities	(39,041)	67,787	6,585	—	35,331
Investing activities
Purchases of property and equipment	—	(34,097)	(5,769)	—	(39,866)
Proceeds from sale of equipment	—	5,066	533	—	5,599
Proceeds from sale of subsidiary	—	100	—	—	100
Net cash used in investing activities	—	(28,931)	(5,236)	—	(34,167)
Financing activities
Intercompany investments and loans	46,482	(45,379)	(6,193)	5,090	—
Repayments of long-term debt	(4,163)	—	—	—	(4,163)
Return of capital to BakerCorp International Holdings, Inc.	(3,278)	—	—	—	(3,278)
Net cash provided by (used in) financing activities	39,041	(45,379)	(6,193)	5,090	(7,441)
Effect of foreign currency translation on cash	—	—	4,496	(5,090)	(594)
Net decrease in cash and cash equivalents	—	(6,523)	(348)	—	(6,871)
Cash and cash equivalents, beginning of period	—	20,930	4,606	—	25,536
Cash and cash equivalents, end of period	$—	$14,407	$4,258	$—	$18,665

Schedule II — Valuation and Qualifying Accounts

(In thousands)	Balance at beginning of period	(Recoveries of) charged to costs and expenses	(Recoveries of) charged to other accounts	Deductions	Balance at end of period
Fiscal Year 2017
Allowance for doubtful accounts	$4,502	$1,426	$—	$(776)	$5,152
Inventory reserve	800	188	—	—	988
Deferred tax asset valuation allowance	865	128	—	(737)	256
Fiscal Year 2016
Allowance for doubtful accounts	$2,981	$2,166	$—	$(645)	$4,502
Inventory reserve	663	137	—	—	800
Deferred tax asset valuation allowance	233	703	—	(71)	865
Fiscal Year 2015
Allowance for doubtful accounts	$2,610	$758	$(158)	$(229)	$2,981
Inventory reserve	531	132	—	—	663
Deferred tax asset valuation allowance	1,824	(1,591)	—	—	233

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

An evaluation was performed under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2017. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our internal control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2017.

Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls or in other factors that may significantly affect our internal controls during the fiscal year ended January 31, 2017.

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

Name	Age	Position
Robert Craycraft	47	President, Chief Executive Officer, Director
Raymond Aronoff	46	Chief Operating Officer, Chief Financial Officer
Melanie Berman	46	Chief Human Resources Officer
Les Fry	51	Senior Vice President, Sales and Marketing
David F. Haas	56	Executive Vice President, U.S. East
David Igata	57	Senior Vice President, U.S. West
Carla Rolinc	60	Chief Information Officer
Philip Green	63	Non-Executive Chairman, Director
Richard Carey	51	Director
John Coyle	51	Director
Gerard Holthaus	67	Director

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

Melanie Berman joined us in July 2014 and currently serves as Chief Human Resources Officer. Previously, Ms. Berman served as Chief Human Resources Officer for Global Power Equipment Group, a provider of custom-engineered auxiliary equipment and maintenance support services, from November 2012 until July 2014. From January 2011 until November 2012, Ms. Berman held executive and senior roles at Alcon, the eye-care division of Novartis. Prior to that, Ms. Berman spent thirteen years at Celanese, a technology and specialty materials company, in executive and senior roles. Ms. Berman has an M.S. in Industrial Organization Psychology from Baruch College, City University of New York, and a B.A. in Psychology from State University of New York at Albany.

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

Philip Green has served as Non-Executive Chairman since the Permira Funds’ acquisition of BakerCorp in 2011. Previously, Mr. Green was Chief Executive Officer of United Utilities Plc, the largest publicly-listed water business in the UK, from 2006 to 2011. Mr. Green has held senior executive positions at DHL, Reuters, and Royal P&O Nedlloyd. In June 2011, Mr. Green became the Senior Non-Executive Director of Carillion Plc and in May 2014 was named its Chairman. Mr. Green also serves as Non-Executive Chairman of Corsair Infrastructure Management. He also serves as Chairman of Sentebale, a not-for-profit organization, as well as Senior Independent Non-Executive Director of Saga plc. Mr. Green has a B.A. degree in Economics and Politics from the University of Wales and an M.B.A. from London Business School. Mr. Green has extensive public company experience, including in the industrial services industry.

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

John Coyle has served as a Director since June 1, 2011. Mr. Coyle joined Permira in 2008 and is currently a Partner and Head of North America. In addition, Mr. Coyle currently serves as a board member for Atrium Innovations and BFY Brands. Previously, Mr. Coyle was a Managing Director and the Global Head of the Financial Sponsor Group at JP Morgan Securities, where he had worked for 20 years. Mr. Coyle has a B.A. degree in Economics from the University of Notre Dame and an M.B.A. from Columbia Business School. Mr. Coyle has extensive experience in investment banking, corporate finance and strategic planning.

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
The discussion and tabular disclosure that follow describe the Company’s executive compensation program during the most recently completed fiscal year ended January 31, 2017 (“FY 2017”), as well as the previous fiscal year ended January 31, 2016 (“FY 2016”), as applicable, with respect to our named executive officers, including: Robert Craycraft, our President and Chief Executive Officer; Raymond A. Aronoff, our Chief Operating Officer and Chief Financial Officer; and David Haas, our Executive Vice President, U.S. East (our “named executive officers”).

Summary Compensation Table
The following table sets forth the compensation paid to the named executive officers that is attributable to services performed during FY 2016 and FY 2017, as applicable.

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (1)	All Other Compensation ($) (2)	Total ($)
Robert Craycraft, President & Chief Executive Officer	2017	500,000	—	380,625	2,723	883,348
	2016	500,000	—	465,000	6,771	971,771
Raymond A. Aronoff, Chief Operating Officer and Chief Financial Officer	2017	300,000	—	152,250	3,041	455,291
	2016	300,000	1,670,607	186,000	9,076	2,165,683
David Haas, Executive Vice President, U.S. East	2017	320,000	—	162,400	3,181	485,581

(1)
Amounts in this column include incentive awards earned during the fiscal year that are determined at the discretion of the Compensation Committee of the Board of Directors, based on its assessment of Company and the executive’s performance. See details in the Annual Incentive Awards section below.

(2)
Amounts in this column for FY 2017 include: (i) disability insurance premiums paid by the Company, and (ii) Company contributions under the 401(k) Plan, which was suspended in June 2015 and reinstated effective November 1, 2016.

Executive Agreements
Mr. Craycraft, Mr. Aronoff and Mr. Haas have each entered into an employment agreement with BakerCorp, our subsidiary (each, an "Employment Agreement"). Mr. Craycraft entered into his agreement in August 2013 in connection with the commencement of his employment in September 2013, Mr. Aronoff entered into his agreement in June 2012 in connection with the commencement of his employment in July 2012, and Mr. Haas entered into his agreement in June 2011 in connection with his continued employment following the Transaction.
The Employment Agreements with Mr. Craycraft, Mr. Aronoff and Mr. Haas include the following key terms:

•
An initial five-year term (which expires on September 9, 2018 for Mr. Craycraft, July 25, 2017 for Mr. Aronoff and expired on June 1, 2016 for Mr. Haas), which will be automatically extended for successive one-year periods unless at least 30 days’ notice is given by either party.

•	The executive's base salary is reviewed annually and may be adjusted upward, resulting in current base salaries as follows: Mr. Craycraft: $500,000, Mr. Aronoff: $300,000 and Mr. Haas: $320,000.

•
The executive is eligible to receive an annual bonus, with a target bonus amount expressed as a percentage of base salary (which percentage is subject to increase), resulting in current target bonus amounts for Mr. Craycraft of 150% of base salary and 100% of base salary for Mr. Aronoff and Mr. Haas.

•
Executives are entitled to participate in such health and other group insurance and other employee benefit plans and programs of BakerCorp as in effect from time to time on the same basis as other senior executives.

•	Reimbursement of reasonable counsel fees incurred in connection with the negotiation and documentation of the employment agreement and related documents.

•
Executive is required to abide by perpetual restrictive covenants relating to non-disclosure of confidential information and non-disparagement. In addition, during employment and for two years following termination of employment for any reason, Mr. Aronoff is subject to covenants that prohibit (i) solicitation of customers and supplies of the Company and its subsidiaries and (ii) solicitation or hiring of certain employees of the Company and its subsidiaries. Mr. Craycraft and Mr. Haas are subject to covenants that prohibit (i) competition with the Company and its subsidiaries, (ii) solicitation of customers and suppliers of the Company and its subsidiaries and (iii) solicitation of hiring of certain employees of the Company and its subsidiaries, which apply during employment and for one year following termination of employment for Mr. Craycraft and during employment and for two years following termination of employment for Mr. Haas.

•
The Employment Agreements provide for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under the heading "Potential Payments Upon Termination or Change in Control."

Annual Incentive Awards
Each named executive officer is eligible to receive an annual cash incentive award. In recent years, including FY17, annual incentive awards were determined in the discretion of the Compensation Committee of the Board of Directors, based on Company performance and its assessment of the executive’s performance. This allows the Compensation Committee of the Board of Directors greater flexibility to align the executive officers’ pay with a broader definition of financial and business results which impact overall Company performance. In determining the executive officers’ annual incentive awards for fiscal year ending 2017, the Compensation Committee of the Board of Directors considered the Company’s financial achievement during FY 2017 as well as the applicable executive officer’s performance related to improving safety performance, driving key growth, cash generation improvement initiatives and talent management goals. Based on the Compensation Committee of the Board of Director’s evaluation of these elements, each of the named executive officers was paid a bonus equal to 50.75% of his target bonus for FY 2017.

Equity Incentive Awards
The Company sponsors and operates the 2011 Plan, which is currently the Company’s primary plan for making equity-based compensation awards. Each of the named executive officers have previously received stock option awards pursuant to the 2011 Plan and entered into related option agreements. Mr. Craycraft received a stock option grant in connection with the commencement of his employment in September 2013. Mr. Aronoff received three separate stock option grants, one in connection with the commencement of his employment in July 2012, one in March 2013 to address disparities in pay equality among the Company’s executive officers and one in connection with his promotion to Chief Operating Officer and Chief Financial Officer in January 2014. Mr. Haas received a stock option grant in 2011 in connection with the Transaction and had, prior to Transaction, been granted stock options in August 2007 and February 2010. The stock options were granted to the named executive officers, as well as our other senior managers and key employees, to serve as meaningful retention awards and also to provide the executives with a substantial incentive related to the Company’s future long-term growth.
During the fourth quarter of FY2016, the Company completed the Option Exchange Offer pursuant to which most individuals with outstanding stock options, including the named executive offers and non-employee directors exchanged, on a grant-by-grant basis, their eligible outstanding stock options with varying exercise prices, for new stock options with an exercise price of $85.00 per share. The new exercise price is equal to the value of a share of the Company's Common Stock at the end of the quarter preceding the effective date of the Option Exchange Offer. Each modified stock option has a maximum term that is equal to the remaining term of the corresponding original option. In addition, for each modified option, the Compensation Committee re-set the number of shares that may be purchased upon exercise of the option based on, generally, the option holder's position and duties, among other factors. The Compensation Committee effectuated the Option Exchange Offer to realign the value of the adjusted options with their intended purpose to retain and further motivate the holders of the options to continue their ongoing efforts on behalf of the Company.
In connection with the Option Exchange Offer, in addition to the change in the exercise price and number of shares underlying the stock options, vesting terms of the stock options held by Mr. Craycraft were amended so that vesting would occur not only upon a Change in Control (as was the case prior to the Option Exchange Offer) but also in the event of an IPO of the Company Common Stock. In addition, as part of the updated terms, conditions regarding the exercise of vested options within 90 days of a Change in Control were also removed. The terms of the stock options also state that following a termination of employment for any reason, the stock options, to the extent they remain unvested, terminate immediately.
Also in connection with the Option Exchange Offer, the exercise price and number of underlying shares of common stock of stock options held by Mr. Aronoff and certain options held by Mr. Haas were adjusted and the vesting terms of the stock options were modified such that instead of vesting quarterly over five years, stock options only vest upon the occurrence of a Change in Control or an IPO of the Company Common Stock, subject to Mr. Aronoff and Mr. Haas being an employee on such vesting date. Following a termination of employment for any reason, the stock options, to the extent they remain unvested, terminate immediately.
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
Since the Transaction, equity-based grants are generally made only with respect to new hires and promotions and, on a case by case basis, to address disparities in pay equality among the Company’s executive officers.

Outstanding Equity Awards at Fiscal Year End

Below is a summary of the options granted to our named executive officers as of January 31, 2017:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Robert Craycraft	—	225,000	85.00	9/12/23
Raymond Aronoff	—	44,374	85.00	7/31/22
	—	22,188	85.00	3/12/23
	—	22,188	85.00	1/16/24
David Haas	11,656 (1)		42.86	8/15/17
	3,639 (1)		19.44	2/10/20
	—	37,500	85.00	6/29/21

(1)
These stock options were granted pursuant to the 2011 Plan and reflect the holdings of each named executive officer after giving effect to the Option Exchange Offer that occurred in the fourth quarter of FY2016, as described above. Each of the outstanding options will become fully vested and exercisable only upon a Change in Control or an IPO of the Company's common stock subject, in each case, to the executive's continued employment at the time of such Change in Control or IPO.

(2)    Mr. Haas received grants of stock options on August 15, 2007 and February 10, 2010 which generally vested over four years.
Additional Narrative Disclosure

Retirement Benefit Programs
We offer our executive officers who reside and work in the United States, including our named executive officers, retirement and certain other benefits, including participation in the Company’s 401(k) Plan (the “401(k) Plan”) in the same manner as other employees. Pursuant to the 401(k) Plan, executive officers are eligible to receive, at the discretion of the Company, matching contributions and/or profit sharing contributions. No profit sharing contributions under the 401(k) Plan were made in the year ending January 31, 2017. After having been suspended in June 2015, the Company reinstated its matching contribution under the plan, effective November 1, 2016, in the amount of $0.25 per each dollar contributed by the participant up to 6% of eligible compensation.
The Company also maintains a retiree medical plan, in which employees who were hired on or before January 1, 1986 and who retire on or after age 60 are eligible to receive retiree medical benefits for themselves and their spouses until they attain age 65 or otherwise become Medicare eligible. Pursuant to the terms of the Employment Agreement with Mr. Haas, in the event that he retires after attaining age 58 and serving a minimum of ten years in the employ of the Company, he would be entitled to purchase medical coverage under the retiree medical plan, except that the original age and service-based eligibility requirements shall not apply. Mr. Haas would not have been eligible for this benefit if he had retired in FY2017.

Potential Payments Upon Termination or Change in Control
Pursuant to the Employment Agreements and equity award agreements, as applicable, each of our named executive officers would be entitled to receive certain payments and benefits in connection with certain terminations of employment or upon a Change in Control of the Company.
Employment Agreements
Voluntary Resignation without Good Reason or Termination by Company for Cause
Pursuant to the Employment Agreements, in the event that Mr. Craycraft, Mr. Aronoff, or Mr. Haas resigns without good reason (as defined in the Employment Agreements) or are terminated for cause (as defined in the Employment Agreements), they would only be entitled to receive payment of any base salary accrued but not paid prior to the date of termination, vested benefits to the extent provided under the terms of applicable benefit plans and any unreimbursed expenses (the “Accrued Amounts”).

Termination without Cause or Resignation for Good Reason
Pursuant to the Employment Agreements, in the event that the employment of Mr. Craycraft, Mr. Aronoff, or Mr. Haas is terminated without cause (as defined in the Employment Agreements), or upon the executives’ resignation for good reason (as defined in the Employment Agreements), they would receive the following payments and benefits:

i.	any Accrued Amounts;

ii.
(X) with respect to Mr. Aronoff and Mr. Haas, a pro-rata target bonus for the year in which termination occurs (“Pro-Rata Target Bonus”) and (Y) with respect to Mr. Craycraft, a pro-rata bonus for the year in which termination occurs, equal to the actual annual bonus (as defined in Mr. Craycraft’s Employment Agreement) that Mr. Craycraft would have been entitled to receive had his employment not been terminated, based on the performance of BakerCorp for the full year (“Craycraft Pro-Rata Bonus”);

iii.
(X) with respect to Mr. Aronoff and Mr. Haas, a payment each month equal to one-twelfth of the sum of his (a) base salary plus (b) target annual bonus for 12 months (for Mr. Aronoff) and 18 months (for Mr. Haas) following termination and (Y) with respect to Mr. Craycraft, a payment each month equal to one-twelfth of the base salary for 12 months following his termination (amounts paid pursuant to this paragraph, the “Severance Payments”); and

iv.
continuation of health benefits for 12 months following termination for Messrs. Aronoff and Craycraft and for 18 months following termination for Mr. Haas or, if earlier, until they cease to be eligible for COBRA continuation coverage; provided that BakerCorp is only obligated to pay for such health coverage to the extent it was paying prior to the termination of employment and such coverage shall be credited against the COBRA continuation period.

The Severance Payments will commence to be paid within 30 days following the termination date provided the executives execute, deliver and do not revoke a general release of claims within such 30-day period. For Mr. Aronoff and Mr. Haas, in the event that such qualifying termination occurs within one year following a Change in Control (as defined in the Employment Agreements), the aggregate value of the Severance Payments will be paid in a lump sum. With respect to Mr. Craycraft, in the event that such qualifying termination occurs within one year following a Change in Control, Mr. Craycraft shall receive his target annual bonus opportunity (as such term is defined in Mr. Craycraft’s Employment Agreement) for the year of termination rather than the Craycraft Pro-Rata Bonus.
Death or Disability
Pursuant to the Employment Agreements, in the event that the employment of Mr. Craycraft, Mr. Aronoff or Mr. Haas is terminated by reason of death or disability, in addition to the Accrued Amounts, they would receive a Pro-Rata Target Bonus.
Treatment of Equity on a Change in Control
In the event of a Change in Control, all outstanding stock options granted to the named executive officers pursuant to the 2011 Plan would become fully vested and exercisable.

Compensation of Directors
The Company has two independent directors, Philip Green and Gerard Holthaus, in addition to Mr. Carey and Mr. Coyle, who are non-employee directors affiliated with the Sponsor. For service during FY 2017, Mr. Green received an annual fee of $250,000 (which included a fee for his service as chairman) and Mr. Holthaus received an annual fee of $75,000 (which included a fee for his service as chairman of the Audit Committee). Annual fees are paid to the independent directors on a quarterly basis. Neither Mr. Carey or Mr. Coyle receive annual fees for their service as a director. Mr. Craycraft, who serves as the Company's President and Chief Executive Officer does not receive any compensation for service as a director. Information on Mr. Craycraft's compensation can be found in the Summary Compensation Table, above. All directors are reimbursed for travel expenses and other out-of-pocket costs incurred in connection with their attendance at meetings.

The following table summarizes the compensation of the directors as of January 31, 2017.

Name (1)	Fees Earned or Paid in Cash ($)	Total ($)
Philip Green	250,000	250,000
Gerard Holthaus	75,000	75,000

(1)
Mr. Holthaus and Mr. Green each participated in the Option Exchange Offer completed in FY2016. Following the Option Exchange Offer, and as of the end of FY 2017, Mr. Green holds an option to purchase 6,142 shares of Company common stock and Mr. Holthaus holds an option to purchase 12,285 shares of Company common stock. The options have an exercise price of $85.00 and vest only in the event of a Change in Control or upon an IPO of the common stock, subject to the directors serving as a director at such time.

Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee has ever been one of our officers or employees. In addition, during FY 2017, none of our executive officers served as a member of a compensation committee or board of directors of an entity that had an executive officer serving as a member of our Board of Directors.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 7, 2017, certain information regarding the beneficial ownership of the equity securities of BakerCorp International, Inc. by:

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

Unless otherwise specified, each beneficial owner has sole voting power and sole investment power over the capital stock indicated. Applicable percentage ownership in the following table is based on 3,884,637 shares of common stock outstanding as of April 7, 2017. Unless otherwise specified, the address of each beneficial owner is c/o 7800 N. Dallas Parkway, Suite 500, Plano, TX 75024.

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

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent
BCI Holdings (1)	3,884,637	100%
Permira IV Continuing L.P. 1 (2)(3)	1,069,397	27.5%
Permira IV Continuing L.P. 2 (2)(4)	2,559,520	65.9%
Permira Investments Limited (2)(5)	87,409	2.3%
P4 Co-Investment L.P. (2)(6) 320 Park Avenue, 33rd Fl. New York, NY 10022	24,814	*
Robert Craycraft (7)	—	*
Raymond Aronoff (8)	—	*
Melanie Berman (9)	—	*
David F. Haas (10)	15,295	*
Les Fry (11)	—	*
Carla Rolinc (12)	—	*
David Igata (13)	5,440	*
Philip Green (14)	5,000	*
Gerard Holthaus (15)	5,000	*
Richard Carey (16)	—	*
John Coyle (16)	—	*
All directors and executive officers, as a group (13 persons) (7)-(16)	30,735	0.8%

*	Less than 1%.

(1)	BCI Holdings is a holding company owning one hundred percent of the outstanding stock of BakerCorp International, Inc.

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

(15)
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

(16)
Mr. Carey is a Partner and Co-Head of the Industrials sector group at Permira Advisers L.L.C. Mr. Coyle is a Partner and Head of North America at Permira Advisers L.L.C. By virtue of being an authorized officer of Permira Advisers L.L.C., Mr. Carey and Mr. Coyle may be deemed to have or share beneficial ownership of shares beneficially owned by Permira Advisers L.L.C. Both Mr. Carey and Mr. Coyle expressly disclaims beneficial ownership of such shares, except to the extent of his direct pecuniary interest therein.

Equity Compensation Plans
For more information see Note 12, “Share-based Compensation” of the Notes to Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
From time to time, we enter into transactions in the normal course of business with related parties. We believe that such transactions are at arm’s-length and have terms that would have been obtained from unaffiliated third parties. See Note , “Related Party Transactions” to the consolidated financial statements for a discussion of related party transactions.

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

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
Ernst & Young audited our consolidated financial statements for the fiscal years ended January 31, 2017 and January 31, 2016. The fees billed to us by Ernst & Young during the last two fiscal years for the indicated services were as follows:

	Fiscal Year Ended
(in thousands)	January 31, 2017	January 31, 2016
Audit fees	$1,021	$993
Audit-related fees	—	—
Tax fees	340	363
All other fees	—	—
Total	$1,361	$1,356

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

BAKERCORP INTERNATIONAL, INC.

Date:	April 25, 2017

		By:	/s/ Robert Craycraft
Robert Craycraft
President and Chief Executive Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ Robert Craycraft	President, Chief Executive Officer, Director	April 25, 2017
Robert Craycraft	(Principal Executive Officer)

/S/ Raymond Aronoff	Chief Operating Officer, Chief Financial Officer	April 25, 2017
Raymond Aronoff	(Principal Financial Officer and Principal Accounting Officer)

/S/ Philip Green	Non-Executive Chairman, Director	April 25, 2017
Philip Green

/S/ Gerard Holthaus	Director	April 25, 2017
Gerard Holthaus

/S/ Richard Carey	Director	April 25, 2017
Richard Carey

/S/ John Coyle	Director	April 25, 2017
John Coyle

EXHIBIT INDEX

Exhibit Number	Description
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

4.4
Registration Rights Agreement, dated as of June 1, 2011, by and among BakerCorp International, Inc., the guarantors party thereto, Morgan Stanley & Co. Incorporated and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.4 to Amendment No. 2 of the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on July 27, 2012)

4.5
Stockholders’ Agreement, dated as of June 1, 2011, by and among, BakerCorp International Holdings, Inc., Permira IV Continuing L.P. 1, Permira IV Continuing L.P. 2, Permira Investments Limited, P4 Co-Investment L.P. and the minority stockholders party thereto (incorporated by reference to Exhibit 4.5 to Amendment No. 2 of the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on July 27, 2012)

10.1
Credit Agreement, dated as of June 1, 2011, by and among BakerCorp International, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012)

10.1.1
First Amendment to Credit and Guaranty Agreement among the Company, BakerCorp International Holdings, Inc., BC International Holdings C.V., the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch (as administrative agent, collateral agent, issuing lender, swingline lender and designated 2013 replacement term lender) and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2013)

10.1.2
Second Amendment to Credit and Guaranty Agreement among the Company, BakerCorp International Holdings, Inc., Deutsche Bank AG New York Branch (as administrative agent and as collateral agent) and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2013)

10.1.3
Third Amendment to Credit and Guaranty Agreement among the Company, BakerCorp International Holdings, Inc., BC International Holdings C.V., the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch (as administrative agent and as collateral agent) and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Compay's Current Report of Form 8-K filed on November 3, 2016)

10.2
Employment Agreement, dated as of June 1, 2011, by and between BakerCorp and Bryan Livingston (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of BakerCorp International, Inc. (No. 333-181780), filed with the SEC on May 31, 2012)

10.3
Employment Agreement, dated as of August 22, 2013, by and between BakerCorp and Robert Craycraft (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q, filed with the SEC on December 16, 2013)

Exhibit Number	Description
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

10.15	Employment Agreement, dated as of June 5, 2014 by and between BakerCorp and Melanie Barth filed with the SEC on April 20, 2015
10.16	Employment Agreement, dated as of September 17, 2015 by and between BakerCorp and Les Fry filed with the SEC on April 20, 2016
21.1	List of Subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document