Form 10-Q
period 2017-04-30
BakerCorp International, Inc.
filed 2017-06-14
CIK 1550377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
 FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2017
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

There is no public market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, par value $0.01 per share, outstanding on June 13, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	April 30, 2017	January 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,303	$44,563
Accounts receivable, net of allowance for doubtful accounts of $5,676 and $5,152, respectively	58,795	52,478
Inventories, net	4,336	3,721
Prepaid expenses and other assets	3,521	4,145
Total current assets	93,955	104,907
Property and equipment, net	318,020	320,707
Goodwill	50,822	49,918
Other intangible assets, net	350,761	354,418
Other assets	4,215	590
Total assets	$817,773	$830,540
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$14,095	$17,697
Accrued expenses	24,120	21,855
Current portion of long-term debt (net of deferred financing costs of $3,116 and $3,080, respectively)	1,047	1,082
Total current liabilities	39,262	40,634
Long-term debt, net of current portion (net of deferred financing costs of $3,403 and $4,183, respectively)	634,134	634,395
Deferred tax liabilities, net	105,154	110,114
Share-based compensation liability	35	66
Other long-term liabilities	2,777	2,936
Total liabilities	781,362	788,145
Commitments and contingencies
Shareholder’s equity:
Common stock, $0.01 par value; 100,000 shares authorized; 100 shares issued and outstanding on April 30, 2017 and January 31, 2017	—	—
Additional paid-in capital	393,240	393,094
Accumulated other comprehensive loss	(39,447)	(41,537)
Accumulated deficit	(317,382)	(309,162)
Total shareholder’s equity	36,411	42,395
Total liabilities and shareholder’s equity	$817,773	$830,540

See Accompanying Notes

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(In thousands)

	Three Months Ended April 30,
	2017	2016
Revenue:
Rental revenue	$50,813	$52,321
Sales revenue	4,698	4,934
Service revenue	7,628	7,777
Total revenue	63,139	65,032
Operating expenses:
Employee related expenses	24,940	24,690
Rental expenses	8,757	7,510
Repair and maintenance	3,168	2,313
Cost of goods sold	3,143	3,062
Facility expenses	6,832	6,956
Professional fees	1,359	1,092
Other operating expenses	4,020	3,584
Depreciation and amortization	14,721	15,109
Gain on sale of equipment	(1,120)	(658)
Impairment of goodwill and other intangible assets	—	84,046
Impairment of long-lived assets	200	—
Total operating expenses	66,020	147,704
Loss from operations	(2,881)	(82,672)
Other expenses:
Interest expense, net	9,982	10,523
Foreign currency exchange loss (gain), net	160	(493)
Total other expenses, net	10,142	10,030
Loss before income tax benefit	(13,023)	(92,702)
Income tax benefit	(4,812)	(20,889)
Net loss	$(8,211)	$(71,813)

See Accompanying Notes

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(In thousands)

	Three Months Ended April 30,
	2017	2016
Net loss	$(8,211)	$(71,813)
Other comprehensive income:
Unrealized gain on interest rate swap agreements, net of tax expense of $181 for the period ended April 30, 2016	—	294
Foreign currency translation adjustments	2,090	6,436
Other comprehensive income	2,090	6,730
Total comprehensive loss	$(6,121)	$(65,083)

See Accompanying Notes

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended April 30,
	2017	2016
Operating activities
Net loss	$(8,211)	$(71,813)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts	600	312
Provision for excess and obsolete inventory, net	55	—
Share-based compensation	138	(272)
Gain on sale of equipment	(1,120)	(658)
Depreciation and amortization	14,721	15,109
Amortization of deferred financing costs	744	707
Deferred income taxes	(5,049)	(21,308)
Amortization of above-market lease	(38)	(38)
Impairment of goodwill and other intangible assets	—	84,046
Impairment of long-lived assets	200	—
Changes in assets and liabilities:
Accounts receivable	(6,787)	2,417
Inventories	(675)	4,319
Prepaid expenses and other assets	565	(111)
Accounts payable and other liabilities	(1,554)	(2,755)
Net cash (used in) provided by operating activities	(6,411)	9,955
Investing activities
Purchases of property and equipment	(9,836)	(21,140)
Proceeds from sale of equipment	470	1,287
Net cash used in investing activities	(9,366)	(19,853)
Financing activities
Repayment of long-term debt	(1,041)	(1,041)
Net cash used in financing activities	(1,041)	(1,041)
Effect of foreign currency translation on cash	(442)	(40)
Net decrease in cash and cash equivalents	(17,260)	(10,979)
Cash and cash equivalents, beginning of period	44,563	44,754
Cash and cash equivalents, end of period	$27,303	$33,775

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4,198	$4,920
Income taxes	$1,178	$855

See Accompanying Notes

BakerCorp International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1. Organization, Description of Business, and Basis of Presentation
We are a provider of liquid and solid containment solutions, operating within a specialty sector of the broader industrial services industry. Our revenue is generated by providing rental equipment, customized solutions, and services to our customers. We provide a wide variety of steel and polyethylene temporary storage tanks, roll-off containers, pumps, filtration, pipes, hoses and fittings, shoring, and related products to a broad range of customers for a number of applications. Tank and roll-off container applications include the storage of water, chemicals, waste streams, and solid waste. Pump applications include the pumping of groundwater, municipal waste, and other fluids. Filtration applications include the separation of various solids from liquids. We serve a variety of industries, including industrial and environmental remediation, refining, environmental services, construction, chemicals, transportation, power, municipal works, and oil and gas. We have branches within 23 states in the United States as well as branches in Canada, France, Germany, the Netherlands and the United Kingdom. As used herein, the terms “Company,” “we,” “us,” and “our” refer to BakerCorp International, Inc. and its subsidiaries, unless the context indicates to the contrary.

Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended January 31, 2017, included in our 2017 Annual Report on Form 10-K filed with the SEC on April 26, 2017. Certain amounts previously reported have been reclassified to conform to the current year financial presentation.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary for a fair statement of our results of operations and financial position for the interim periods. The results of operations for the three months ended April 30, 2017 are not necessarily indicative of the results to be expected for future quarters or the full year.

Principles of Consolidation
The accompanying condensed consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions with our subsidiaries have been eliminated.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, judgments and assumptions including those related to revenue recognition, allowances for doubtful accounts, inventory valuation, customer rebates, sales returns and allowances, medical insurance claims, litigation accruals, impairment of long-lived assets, intangible assets and goodwill, depreciation and amortization, contingencies, income taxes, share-based compensation (expense and liability), and derivatives. Our estimates, judgments, and assumptions are based on historical experience, future expectations, and other factors which we believe to be reasonable. Actual results could materially differ from those estimates.

Note 2. Accounting Pronouncements
Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation-Stock Compensation (Topic 718). The guidance clarifies how an entity should account for effects of a modification of a share-based payment. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. We are currently assessing the impact the adoption of ASU No. 2017-09 will have on our condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 23), Restricted Cash". The guidance will require restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. We expect to adopt this guidance when effective, and do not expect the guidance to have a significant impact on our condensed consolidated financial statements, based upon our current procedures for tracking restricted cash and cash equivalents.

In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets other than Inventory". The guidance will require companies to recognize the income tax effects of intra-entity sales and transfers of assets other than inventory in the period in which the transfer occurs. The new guidance will be effective for fiscal years and interim periods beginning after December 15, 2017 and early adoption is permitted. The guidance requires modified retrospective adoption. We expect to adopt this guidance when effective, and do not expect the guidance to have a significant impact on our condensed consolidated financial statements, based upon our current procedures for tracking the transfer and sale of intra-entity assets.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU No. 2016-15”). ASU No. 2016-15 clarifies the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The standard is effective for non-public entities for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the impact the adoption of ASU No. 2016-15 will have on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): “Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). ASU No. 2016-09 simplifies several aspects of the accounting for share-based payments transactions, including income tax consequences, classification of awards as either liability or equity, and classification on the statement of cash flows. The standard is effective for non-public entities for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. We are currently assessing the impact the adoption of ASU No. 2016-09 will have on our condensed consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”). This amendment requires the recognition of lease assets and liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases” and increases the disclosure requirements surrounding these leases. For non-public business entities, ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. We are currently assessing the impact the adoption of ASU No. 2016-02 will have on our condensed consolidated financial statements.
During May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”). ASU No. 2014-09 will require companies to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU No. 2014-09 creates a five-step model that requires companies to exercise judgment when considering the terms of the contract(s) which include (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. ASU No. 2014-09 allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements. A decision about which method to use will affect a company’s implementation plans. The standard and multiple clarifying standard updates are effective for non-public entities for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the impact the adoption of ASU No. 2014-09 will have on our condensed consolidated financial statements.

Note 3. Changes in Accumulated Other Comprehensive Loss

The following table includes the change in foreign currency translation adjustments to the components of accumulated other comprehensive loss, for the three months ended April 30, 2017:

(In thousands)
Balance as of January 31, 2017	$(41,537)
Other comprehensive income before reclassifications	2,090
Net other comprehensive income	2,090
Balance as of April 30, 2017	$(39,447)

The following table includes the components of accumulated other comprehensive loss, net of tax, for the three months ended April 30, 2016:

(In thousands)	Unrealized (Loss) Gain on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Balance as of January 31, 2016	$(586)	$(39,081)	$(39,667)
Other comprehensive income before reclassifications	294	6,436	6,730
Net other comprehensive income	294	6,436	6,730
Balance as of April 30, 2016	$(292)	$(32,645)	$(32,937)

(1)	Unrealized income on interest rate swap agreements is net of tax expense of $181 for the three months ended April 30, 2016.

Note 4. Inventories

Inventories, net consisted of the following:

(In thousands)	April 30, 2017	January 31, 2017
Components	$1,235	$2,845
Work-in-process	967	627
Finished goods	3,177	1,237
Less: inventory reserve	(1,043)	(988)
Inventories, net	$4,336	$3,721

Note 5. Property and Equipment, Net

Property and equipment, net consisted of the following as of April 30, 2017:

(In thousands)	Cost	Accumulated Depreciation	Net Carrying Amount
Assets held for rent:
Spill protection berms	$3,544	$(2,580)	$964
Boxes	31,485	(14,940)	16,545
Filtration	14,507	(7,396)	7,111
Generators and light towers	512	(247)	265
Pipes, hoses and fittings	9,486	(6,906)	2,580
Non-steel containment	11,464	(5,131)	6,333
Pumps	57,954	(37,299)	20,655
Shoring	5,492	(3,649)	1,843
Steel containment	324,474	(91,592)	232,882
Tank trailers	1,870	(1,701)	169
Construction in progress	5,489	—	5,489
Total assets held for rent	466,277	(171,441)	294,836
Assets held for use:
Leasehold improvements	4,016	(2,689)	1,327
Machinery and equipment	44,901	(30,615)	14,286
Office furniture and equipment	5,845	(4,259)	1,586
Software	14,386	(8,939)	5,447
Construction in progress	538	—	538
Total assets held for use	69,686	(46,502)	23,184
Total	$535,963	$(217,943)	$318,020

Property and equipment, net consisted of the following as of January 31, 2017:

(In thousands)	Cost	Accumulated Depreciation	Net Carrying Amount
Assets held for rent:
Spill protection berms	$3,487	$(2,497)	$990
Boxes	31,128	(14,357)	16,771
Filtration	14,303	(6,820)	7,483
Generators and light towers	518	(235)	283
Pipes, hoses and fittings	11,196	(8,479)	2,717
Non-steel containment	10,309	(5,031)	5,278
Pumps	58,021	(35,761)	22,260
Shoring	4,681	(3,444)	1,237
Steel containment	324,267	(88,996)	235,271
Tank trailers	1,881	(1,685)	196
Construction in progress	2,081	—	2,081
Total assets held for rent	461,872	(167,305)	294,567
Assets held for use:
Leasehold improvements	3,949	(2,572)	1,377
Machinery and equipment	44,379	(29,673)	14,706
Office furniture and equipment	5,937	(4,071)	1,866
Software	13,889	(8,324)	5,565
Construction in progress	2,626	—	2,626
Total assets held for use	70,780	(44,640)	26,140
Total	$532,652	$(211,945)	$320,707
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related carrying value of the asset to its estimated fair value.
During the three months ended April 30, 2017, certain assets that were on long-term rentals were returned in a condition beyond repair. We determined that the net book value of these assets exceeded the assets’ estimated fair value. As a result, during the three months ended April 30, 2017, we recorded an impairment charge of $0.2 million in our North American segment.

Included in machinery and equipment are assets under capital leases with a cost of $4.7 million as of April 30, 2017 and January 31, 2017, and accumulated depreciation of $1.4 million and $1.2 million as of April 30, 2017 and January 31, 2017, respectively.
Depreciation expense related to property and equipment for the three months ended April 30, 2017 and 2016 was $10.7 million and $11.1 million, respectively.

Note 6. Goodwill and Other Intangible Assets, Net

Goodwill

Changes in the carrying amount of the European goodwill are as follows:

(In thousands)	Total
Balance as of January 31, 2017	$49,918
Foreign currency translation	904
Balance as of April 30, 2017	$50,822

For the three months ended April 30, 2017

We evaluate the carrying value of goodwill annually during the fourth quarter of each fiscal year and more frequently if we believe indicators of impairment exist. We elected to early adopt ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350)-Simplifying the Test for Goodwill Impairment” (ASU No. 2017-04). ASU 2017-04 simplifies the accounting for goodwill impairment. The standard removes Step 2 of the goodwill impairment test. Instead we perform our annual, or interim goodwill impairment test by comparing the estimated fair value of a reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount. We will record an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. We estimate the fair value of our reporting units based on income and market approaches.
The North American goodwill was written down to zero as of January 31, 2017 and there were no indicators of impairment to our European reporting unit as of April 30, 2017.

For the three months ended April 30, 2016
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
Under the first step of the impairment test, we determined the carrying value of the North American reporting unit exceeded fair value. We then performed the second step of the impairment test for the North American reporting unit and calculated the implied fair value of goodwill, which was less than its carrying value. Based on our analysis, we recorded a non-cash goodwill impairment charge of $65.7 million in our North American reporting unit. This impairment charge, which is included under the caption “Impairment of goodwill and other intangible assets” in our condensed consolidated statements of operations for the three months ended April 30, 2016, did not impact our operations, compliance with our debt covenants or our cash flows. For the European reporting unit, the fair value exceeded the carrying value, suggesting no indication of potential goodwill impairment.
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

Other Intangible Assets, Net

The components of other intangible assets, net were the following as of:

	April 30, 2017			January 31, 2017
(In thousands)	Gross (1)	Accumulated Amortization	Net	Gross (1)	Accumulated Amortization	Net
Carrying amount:
Customer relationships (25 years)	$400,768	$(94,848)	$305,920	$400,455	$(90,770)	$309,685
Customer backlog (2 years)	200	(200)	—	200	(200)	—
Developed technology (11 years)	1,638	(506)	1,132	1,634	(467)	1,167
Trade name (Indefinite)	43,709	—	43,709	43,566	—	43,566
Total carrying amount	$446,315	$(95,554)	$350,761	$445,855	$(91,437)	$354,418
(1)     Amounts are stated Gross, net of impairment charges to trade name of $18.3 million and $23.8 million in the fiscal years ended January 31, 2017 and 2016, respectively.
We evaluate the carrying value of our indefinite-lived intangible asset (trade name) annually during the fourth quarter of each fiscal year and more frequently if we believe indicators of impairment exist. To test our indefinite-lived intangible asset for impairment, we compare the fair value of our indefinite-lived intangible asset to carrying value. We estimate the fair value using an income approach and using the asset’s projected discounted cash flows. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than the carrying value.
We assess the impairment of definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The asset is impaired if its carrying value exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors. The impairment loss is the amount by which the carrying value of the asset exceeds its fair value. We estimate fair value utilizing the projected discounted cash flow method and a discount rate determined by our management to be commensurate with the risk inherent in our current business model. When calculating fair value, we must make assumptions regarding estimated future cash flows, discount rates and other factors. There were no indicators of impairment during the three months ended April 30, 2017.
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
As of April 30, 2016, there was no impairment recorded of our definite-lived intangible assets.

Amortization expense for other intangible assets was $4.0 million and $4.1 million for each of the three months ended April 30, 2017 and 2016, respectively. Estimated amortization expense for the fiscal periods ending January 31 is as follows:

(In thousands)
Remainder of the fiscal year ending January 31, 2018	$12,135
2019	16,180
2020	16,180
2021	16,180
2022	16,180
Thereafter	230,197
Total	$307,052

Note 7. Accrued Expenses
Accrued expenses consists of the following as of:

(In thousands)	April 30, 2017	January 31, 2017
Accrued compensation	$7,593	$11,488
Accrued insurance	754	793
Accrued interest	8,304	3,257
Accrued professional fees	509	459
Accrued taxes	4,543	3,852
Capital lease - current	604	545
Other accrued expenses	1,813	1,461
Total accrued expenses	$24,120	$21,855

Note 8. Debt

Debt consists of the following:

(In thousands)	April 30, 2017	January 31, 2017
Senior term loan (LIBOR margin of 3.0%, and interest rate of 4.25%)	$401,700	$402,740
Senior unsecured notes	240,000	240,000
Total debt	641,700	642,740
Less: deferred financing costs	(6,519)	(7,263)
Total debt less deferred financing costs	635,181	635,477
Less: current portion (net of current portion of deferred financing costs of $3,116 and $3,080, respectively)	(1,047)	(1,082)
Long-term debt, net of current portion (net of long-term portion of deferred financing costs of $3,403 and $4,183, respectively)	$634,134	$634,395

On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”).

Credit Facility
On February 7, 2013, we entered into a first amendment to refinance our Credit Facility (the “First Amendment”), to refinance a like amount of term loans (the “Original Term Loan”) under the Credit Facility. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin, subject to a LIBOR floor of 1.25%. The LIBOR margin applicable to the Amended Senior Term Loan is 3.00%, which is 0.75% less than the LIBOR margin applicable to the Original Term Loan. In addition, pursuant to the First Amendment, among other things, (i) the Senior Term Loan maturity date was extended to February 7, 2020, provided that the maturity will be March 2, 2019 if the Amended Senior Term Loan is not repaid or refinanced on or prior to March 2, 2019, (ii) the Revolving Credit Facility maturity date was extended to February 7, 2018, and (iii) we obtained increased flexibility with respect to certain covenants and restrictions relating to our ability to incur additional debt, make investments, debt prepayments, and acquisitions. Principal on the Senior Term Loan is payable in quarterly installments of $1.0 million. Furthermore, the excess cash flow prepayment requirement is in effect until the maturity date.
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

On November 3, 2016, we entered into a third amendment to our Credit Facility (the “Third Amendment”) to amend the Revolving Credit Facility. The amendment (i) extends the Revolving Credit Facility maturity date from February 7, 2018 to November 7, 2019 (provided that such maturity date will be accelerated to January 30, 2019 unless the Company’s senior notes are repaid in full or extended or refinanced on or prior to January 30, 2019) and (ii) reduces the revolver commitment from $45.0 million to $40.0 million in addition to certain other amendments to the original terms.

The Credit Facility, as amended, in February 2013, November 2013 and November 2016, places certain limitations on our (and all of our U.S. subsidiaries’) ability to incur additional indebtedness, pay dividends or make other distributions, repurchase capital stock, make certain investments, enter into certain types of transactions with affiliates, utilize assets as security in other transactions, and sell certain assets or merge with or into other companies. In addition, we may be required to satisfy and maintain a total leverage ratio if there is an outstanding balance on the Revolving Credit Facility of 25% or more of the committed amount on any quarter end.

The Third Amendment was accounted for as a debt modification. Costs incurred in connection with the Third Amendment are being deferred and amortized over the term of the amended Revolving Credit Facility. In addition, any unamortized deferred costs related to the old arrangement were written off in proportion to the decrease in borrowing capacity. During the fiscal year ended January 31, 2017, we recorded $0.5 million of deferred costs related to the Third Amendment.

As of April 30, 2017, we did not have an outstanding balance on the revolving loan; and therefore, we were not subject to a leverage test. Additionally, as of April 30, 2017, we were in compliance with all of our requirements and covenant tests under the Credit Facility, as amended.

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

Interest and Fees
Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and incremental term loan facilities. As of April 30, 2017 and January 31, 2017, deferred financing costs of $6.5 million and $7.3 million, respectively, are reflected as a reduction of the underlying debt. In addition, we amortized $0.7 million of deferred financing costs during each of the three months ended April 30, 2017 and 2016.
Interest and fees related to our Credit Facility and the Notes are as follows:

	Three Months Ended April 30,
(In thousands)	2017	2016
Credit Facility interest and fees(1)	$4,859	$4,770
Notes interest and fees (2)	5,296	5,267
Total interest and fees	$10,155	$10,037
(1)    Interest on the Amended Term Loan is payable quarterly based upon an interest rate of 4.25%.
(2)    Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt
As of April 30, 2017, the schedule of minimum required principal payments on our debt for each of the fiscal years ending January 31 are due according to the table below:

(In thousands)
Remainder of the fiscal year ending January 31, 2018	$3,123
2019	4,163
2020	634,414
Total	$641,700

Note 9. Income Taxes
The income tax benefit for the three months ended April 30, 2017 and 2016 is based on the estimated effective tax rate for the entire fiscal year. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as our estimates of pre-tax income and loss for the year fluctuate, including changes in the geographic mix of pre-tax income and loss.

The effective income tax rates for the three months ended April 30, 2017 and 2016 were a benefit of 36.9% and 22.5%, respectively. The effective tax rate differ from the U.S. federal statutory rate primarily due to income taxed in foreign jurisdictions, state taxes, non-deductible meals and entertainment expenses and discrete items for the period ended April 30, 2017. The difference in effective income tax rates for the three months ended April 30, 2017 and 2016 primarily relates to a change in the estimated forecast of pre-tax book income and loss for each respective jurisdiction, which includes an impairment of non-deductible goodwill recorded during the three months ended April 30, 2016. Discrete items related primarily to excess shortfalls associated with the cancellation and expiration of stock options recorded during the three months ended April 30, 2017.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized. Our deferred tax assets primarily relate to federal net operating loss carry-forwards. Management believes we will realize the benefit of existing deferred tax assets based on the scheduled reversal of U.S. deferred tax liabilities, related to depreciation and amortization expenses not deductible for tax purposes, which is ordinary income and therefore of the same character as the temporary differences giving rise to the deferred tax assets. This reversal will occur in substantially similar time periods and in the same jurisdictions as the deferred tax assets. As such, the deferred tax liabilities are considered a source of income sufficient to support our U.S. deferred tax assets; therefore, a valuation allowance is not required as of April 30, 2017.

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

Note 10. Shareholder’s Equity

Share-Based Compensation
During June 2011, BCI Holdings adopted a share-based compensation plan, The BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan (the “2011Plan”). Subsequent to the adoption of the 2011 Plan, on September 12, 2013, the BCI Holdings’ Board of Directors amended the 2011 Plan by resolution to increase the number of shares of BCI Holdings common stock authorized for issuance under the 2011 Plan to 1,001,339 shares. As of April 30, 2017, there were 260,170 shares available for grant. The amended 2011 Plan permits the granting of BCI Holdings stock options, nonqualified stock options and restricted stock to eligible employees and non-employee directors and consultants.

The following table summarizes stock option activity during the three months ended April 30, 2017:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)(1)	Weighted Average Term Remaining (in years)	Weighted Average Grant Date Fair Value
Outstanding, January 31, 2017	766,348	$83.47	$—	6.5
Granted	—	$—			$—
Exercised	—	$—	$—
Forfeited/canceled/expired	(33,328)	$39.12
Outstanding, April 30, 2017	733,020	$83.92	$—	6.1
Vested and expected to vest, April 30, 2017	78,344	$74.90	$—	3.5
Exercisable, April 30, 2017	78,344	$74.90	$—	2.1

(1)
Aggregate intrinsic value in the table above represents the total pre-tax value that option holders would have received had all stock option holders exercised their options as of April 30, 2017. The aggregate intrinsic value is the difference between the estimated fair market value of the BCI Holdings common stock at the end of the period and the stock option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of the BCI Holdings common stock.

As of April 30, 2017, there was $16.8 million of unrecognized pre-tax share-based compensation expense related to non-vested stock options of which $0.9 million we expect to recognize over a weighted average period of 0.7 years. We expect to recognize the remaining $15.9 million, which includes $8.1 million of unrecognized share-based compensation expense for the CEO’s options, upon a Change in Control or initial public offering (“IPO”) as defined in the 2011 Plan. During the three months ended April 30, 2017, we did not recognize any share-based compensation expense related to the CEO’s options.
No options vested during the three months ended April 30, 2017.

The share-based compensation expense included within employee related expenses in our condensed consolidated statement of operations was the following:

	Three Months Ended April 30,
(In thousands)	2017	2016
Non-cash share-based compensation expense (income)	$138	$(272)

The fair value of BCI Holdings stock options issued and classified as equity awards was determined using the Black-Scholes options pricing model utilizing the following weighted-average assumptions for each respective period:

	Three Months Ended April 30,
	2017	2016
Expected volatility	56%	45%
Expected dividends	—%	—%
Expected term	7.2 years	6.1 years
Risk-free interest rate	1.5%	1.4%

Liability Awards
We account for certain option awards as liability awards, as we determined cash settlement upon exercise is probable. The expiration of certain options classified as liability awards resulted in a decrease to non-cash share-based compensation expense of $0.03 million during the three months ended April 30, 2017. We remeasured the fair value of these options during the fiscal year ended January 31, 2017, resulting in a decrease to our non-cash share-based compensation expense of $0.7 million. As of April 30, 2017 and 2016 the fair value of our share-based compensation liability awards totaled $35,000 and $66,000, respectively. Our share-based compensation liability is fair valued using level 3 inputs which are based on internal valuations and considering input from third parties and utilizing the following assumptions:

	Three Months Ended April 30,
	2017	2016
Expected volatility	60%	55%
Expected dividends	—%	—%
Expected term	0.8 years	1.2 years
Risk-free interest rate	0.5%	0.6%

Note 11. Segment Reporting

We conduct our operations through entities located in the United States, Canada, France, Germany, the United Kingdom and the Netherlands. We transact business using the local currency within each country where we perform the service or provide the rental equipment.
Our operating and reportable segments are North America and Europe. Within each operating segment, there are common customers, common pricing structures, the ability and history of sharing equipment and resources, operational compatibility, commonality among regulatory environments, and relative geographic proximity. Our operating segments consist of the following:

•	the North American segment consisting of branches located in the United States and Canada that provide equipment and services suitable across these North American countries.

•	the European segment consisting of branches located in France, Germany, the United Kingdom and the Netherlands that provide equipment and services to customers in a number of European countries.

Selected statement of operations information for our reportable segments are the following:

	Three Months Ended April 30,
(In thousands)	2017	2016
Revenue
North America	54,178	56,474
Europe	8,961	8,558
Total revenue	$63,139	$65,032
Depreciation and amortization
North America	$13,390	$13,909
Europe	1,331	1,200
Total depreciation and amortization	$14,721	$15,109
Interest expense (income), net
North America	$9,993	$10,516
Europe	(11)	7
Total interest expense, net	$9,982	$10,523
Income tax (benefit) expense
North America	$(5,246)	$(21,345)
Europe	434	456
Total income tax benefit	$(4,812)	$(20,889)
Net (loss) income
North America (1)	$(10,301)	$(72,842)
Europe (1)	2,090	1,029
Total net loss	$(8,211)	$(71,813)

(1)	During the three months ended April 30, 2017 and 2016, we included $1.1 million and $1.2 million, respectively, of intersegment expense allocations from North America to Europe.

Total assets and property and equipment, net information by reportable segment consists of the following:

(In thousands)	April 30, 2017	January 31, 2017
Total assets
North America	700,293	716,640
Europe	117,480	113,900
Total assets	$817,773	$830,540
Property and Equipment, net
North America	272,972	276,136
Europe	45,048	44,571
Total property and equipment, net	$318,020	$320,707

Note 12. Related Party Transactions

From time to time, we enter into transactions in the normal course of business with related parties. The accounting policies that we apply to our transactions with related parties are consistent with those applied in transactions with independent third parties.

Pursuant to a professional services agreement between us and Permira Advisers L.L.C. (the “Sponsor”), we agreed to pay the Sponsor an annual management fee of $0.5 million, payable quarterly, plus reasonable out-of-pocket expenses, in connection with the planning, strategy, and oversight support provided to management. We recorded $0.1 million for each of the three months ended April 30, 2017 and 2016, in aggregate management fees and expenses to the Sponsor. Management fees payable to the Sponsor totaled $0.04 million as of April 30, 2017 and January 31, 2017. Management fees are included in professional fees in the condensed consolidated statement of operations.

Note 13. Commitments and Contingencies
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

Note 14. Condensed Consolidating Financial Information
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
We conduct substantially all of our business through our subsidiaries. To make the required payments on our Notes and other indebtedness, and to satisfy other liquidity requirements, we will rely, in large part, on cash flows from these subsidiaries, mainly in the form of dividends, royalties, and advances, or payments of intercompany loan arrangements. The ability of these subsidiaries to make dividend payments to us will be affected by, among other factors, the obligations of these entities to their creditors, requirements of corporate and other law, and restrictions contained in agreements entered into by or relating to these entities.
The parent and the guarantor subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting the transfer of cash from guarantor subsidiaries and non-guarantor subsidiaries to the parent.

Condensed Consolidating Balance Sheet
April 30, 2017 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$11,442	$15,861	$—	$27,303
Accounts receivable, net	—	47,795	11,000	—	58,795
Inventories, net	—	4,212	124	—	4,336
Prepaid expenses and other assets	76	2,470	975	—	3,521
Total current assets	76	65,919	27,960	—	93,955
Property and equipment, net	—	260,897	57,123	—	318,020
Goodwill	—	—	50,822	—	50,822
Other intangible assets, net	—	329,169	21,592	—	350,761
Other assets	—	4,063	152	—	4,215
Investment in subsidiaries	295,015	111,771	(326)	(406,460)	—
Total assets	$295,091	$771,819	$157,323	$(406,460)	$817,773
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$77	$11,920	$2,098	$—	$14,095
Accrued expenses	8,303	12,346	3,471	—	24,120
Current portion of long-term debt (net of deferred financing costs of $3,116)	1,047	—	—	—	1,047
Intercompany balances	(341,750)	308,965	32,785	—	—
Total current liabilities	(332,323)	333,231	38,354	—	39,262
Long-term debt, net of current portion (net of deferred financing costs of $3,403)	634,134	—	—	—	634,134
Deferred tax liabilities, net	(43,131)	141,597	6,688	—	105,154
Share-based compensation liability	—	35	—	—	35
Other long-term liabilities	—	2,625	152	—	2,777
Total liabilities	258,680	477,488	45,194	—	781,362
Total shareholder’s equity	36,411	294,331	112,129	(406,460)	36,411
Total liabilities and shareholder’s equity	$295,091	$771,819	$157,323	$(406,460)	$817,773

Condensed Consolidating Balance Sheet
January 31, 2017
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$30,607	$13,956	$—	$44,563
Accounts receivable, net	—	41,902	10,576	—	52,478
Inventories, net	—	3,622	99	—	3,721
Prepaid expenses and other current assets	35	3,201	909	—	4,145
Total current assets	35	79,332	25,540	—	104,907
Property and equipment, net	—	264,194	56,513	—	320,707
Goodwill	—	—	49,918	—	49,918
Other intangible assets, net	—	333,033	21,385	—	354,418
Other long-term assets	—	452	138	—	590
Investment in subsidiaries	297,137	109,766	—	(406,903)	—
Total assets	$297,172	$786,777	$153,494	$(406,903)	$830,540
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$56	$15,839	$1,802	$—	$17,697
Accrued expenses	3,258	14,377	4,220	—	21,855
Current portion of long-term debt (net of deferred financing costs of $3,080)	1,082	—	—	—	1,082
Intercompany balances	(341,847)	310,812	31,035	—	—
Total current liabilities	(337,451)	341,028	37,057	—	40,634
Long-term debt, net of current portion (net of deferred financing costs of $4,183)	634,395	—	—	—	634,395
Deferred tax liabilities, net	(42,166)	145,806	6,474	—	110,114
Share-based compensation liability	—	66	—	—	66
Other long-term liabilities	—	2,739	197	—	2,936
Total liabilities	254,778	489,639	43,728	—	788,145
Total shareholder’s equity	42,394	297,138	109,766	(406,903)	42,395
Total liabilities and shareholder’s equity	$297,172	$786,777	$153,494	$(406,903)	$830,540

Condensed Consolidating Statement of Operations
For the Three Months Ended April 30, 2017 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$52,796	$10,343	$—	$63,139
Operating expenses:
Employee related expenses	4	21,722	3,214	—	24,940
Rental expense	—	7,639	1,118	—	8,757
Repair and maintenance	—	2,941	227	—	3,168
Cost of goods sold	—	2,880	263	—	3,143
Facility expense	6	6,062	764	—	6,832
Professional fees	10	1,237	112	—	1,359
Other operating expenses	160	2,243	1,617	—	4,020
Depreciation and amortization	—	13,062	1,659	—	14,721
Gain on sale of equipment	—	(1,081)	(39)	—	(1,120)
Impairment of long-lived assets	—	200	—	—	200
Total operating expenses	180	56,905	8,935	—	66,020
(Loss) income from operations	(180)	(4,109)	1,408	—	(2,881)
Other expenses (income):
Interest expense, net	9,974	17	(9)	—	9,982
Foreign currency exchange loss (gain), net	—	218	(58)	—	160
Total other expenses (income), net	9,974	235	(67)	—	10,142
(Loss) income before income tax (benefit) expense	(10,154)	(4,344)	1,475	—	(13,023)
Income tax (benefit) expense	(965)	(4,207)	360	—	(4,812)
(Loss) income before equity in net earnings of subsidiaries	(9,189)	(137)	1,115	—	(8,211)
Equity in net earnings of subsidiaries	978	1,115	—	(2,093)	—
Net (loss) income	$(8,211)	$978	$1,115	$(2,093)	$(8,211)

Condensed Consolidating Statement of Operations
For the Three Months Ended April 30, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$55,062	$9,970	$—	$65,032
Operating expenses:
Employee related expenses	32	21,384	3,274	—	24,690
Rental expense	—	6,714	796	—	7,510
Repair and maintenance	—	2,132	181	—	2,313
Cost of goods sold	—	2,955	107	—	3,062
Facility expense	8	6,255	693	—	6,956
Professional fees	52	907	133	—	1,092
Other operating expenses	158	1,937	1,489	—	3,584
Depreciation and amortization	—	13,633	1,476	—	15,109
Gain on sale of equipment	—	(648)	(10)	—	(658)
Impairment of goodwill and other intangible assets	—	84,046	—	—	84,046
Total operating expenses	250	139,315	8,139	—	147,704
(Loss) income from operations	(250)	(84,253)	1,831	—	(82,672)
Other expenses (income):
Interest expense, net	10,517	—	6	—	10,523
Foreign currency exchange loss (gain), net	—	(609)	116	—	(493)
Total other expenses (income), net	10,517	(609)	122	—	10,030
(Loss) income before income tax (benefit) expense	(10,767)	(83,644)	1,709	—	(92,702)
Income tax (benefit) expense	(1,083)	(20,225)	419	—	(20,889)
(Loss) income before equity in net earnings of subsidiaries	(9,684)	(63,419)	1,290	—	(71,813)
Equity in net earnings of subsidiaries	(62,129)	1,290	—	60,839	—
Net (loss) income	$(71,813)	$(62,129)	$1,290	$60,839	$(71,813)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Three Months Ended April 30, 2017 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(8,211)	$978	$1,115	$(2,093)	$(8,211)
Other comprehensive income:
Foreign currency translation adjustments	—	—	2,090	—	2,090
Other comprehensive income	—	—	2,090	—	2,090
Total comprehensive (loss) income	$(8,211)	$978	$3,205	$(2,093)	$(6,121)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Three Months Ended April 30, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(71,813)	$(62,129)	$1,290	$60,839	$(71,813)
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $181	294	—	—	—	294
Foreign currency translation adjustments	—	—	6,436	—	6,436
Other comprehensive income, net of tax	294	—	6,436	—	6,730
Total comprehensive (loss) income	$(71,519)	$(62,129)	$7,726	$60,839	$(65,083)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended April 30, 2017 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(8,211)	$978	$1,115	$(2,093)	$(8,211)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	—	578	22	—	600
Provision for excess and obsolete inventory	—	55	—	—	55
Share-based compensation expense	4	134	—	—	138
Gain on sale of equipment	—	(1,081)	(39)	—	(1,120)
Depreciation and amortization	—	13,062	1,659	—	14,721
Amortization of deferred financing costs	744	—	—	—	744
Deferred income taxes	(965)	(4,209)	125	—	(5,049)
Amortization of above market lease	—	(38)	—	—	(38)
Impairment of long-lived assets	—	200	—	—	200
Equity in net earnings of subsidiaries, net of taxes	(978)	(1,115)	—	2,093	—
Changes in assets and liabilities:
Accounts receivable	—	(6,471)	(316)	—	(6,787)
Inventories	—	(646)	(29)	—	(675)
Prepaid expenses and other assets	(41)	757	(151)	—	565
Accounts payable and other liabilities	5,068	(6,022)	(567)	(33)	(1,554)
Net cash (used in) provided by operating activities	(4,379)	(3,818)	1,819	(33)	(6,411)
Investing activities
Purchases of property and equipment	—	(9,060)	(776)	—	(9,836)
Proceeds from sale of equipment	—	406	64	—	470
Net cash used in investing activities	—	(8,654)	(712)	—	(9,366)
Financing activities
Intercompany investments and loans	5,420	(6,693)	1,693	(420)	—
Repayments of long-term debt	(1,041)	—	—	—	(1,041)
Net cash provided by (used in) financing activities	4,379	(6,693)	1,693	(420)	(1,041)
Effect of foreign currency translation on cash	—	—	(895)	453	(442)
Net (decrease) increase in cash and cash equivalents	—	(19,165)	1,905	—	(17,260)
Cash and cash equivalents, beginning of period	—	30,607	13,956	—	44,563
Cash and cash equivalents, end of period	$—	$11,442	$15,861	$—	$27,303

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended April 30, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(71,813)	$(62,129)	$1,290	$60,839	$(71,813)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts, net	—	368	(56)	—	312
Share-based compensation expense	32	(304)	—	—	(272)
(Gain) loss on sale of equipment	—	(648)	(10)	—	(658)
Depreciation and amortization	—	13,633	1,476	—	15,109
Amortization of deferred financing costs	707	—	—	—	707
Deferred income taxes	(1,083)	(20,225)	—	—	(21,308)
Amortization of above market lease	—	(38)	—	—	(38)
Impairment of goodwill and other intangible assets	—	84,046	—	—	84,046
Equity in net earnings of subsidiaries, net of taxes	62,129	(1,290)	—	(60,839)	—
Changes in assets and liabilities:
Accounts receivable	—	3,782	(1,365)	—	2,417
Inventories	—	4,373	(54)	—	4,319
Prepaid expenses and other current assets	(53)	332	(390)	—	(111)
Accounts payable and other liabilities	4,916	(7,398)	(273)	—	(2,755)
Net cash (used in) provided by operating activities	(5,165)	14,502	618	—	9,955
Investing activities
Purchases of property and equipment	—	(19,752)	(1,388)	—	(21,140)
Proceeds from sale of equipment	—	1,151	136	—	1,287
Net cash used in investing activities	—	(18,601)	(1,252)	—	(19,853)
Financing activities
Intercompany investments and loans	6,206	(5,820)	740	(1,126)	—
Repayment of long-term debt	(1,041)	—	—	—	(1,041)
Net cash provided by (used in) financing activities	5,165	(5,820)	740	(1,126)	(1,041)
Effect of foreign currency translation on cash	—	—	(1,166)	1,126	(40)
Net decrease in cash and cash equivalents	—	(9,919)	(1,060)	—	(10,979)
Cash and cash equivalents, beginning of period	—	34,014	10,740	—	44,754
Cash and cash equivalents, end of period	$—	$24,095	$9,680	$—	$33,775

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis includes historical and forward-looking information that should be read in conjunction with the accompanying condensed consolidated financial statements included in this quarterly report and our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2017. The following tables show our selected condensed consolidated historical financial data for the stated periods. The financial information presented may not be indicative of our future performance. The following discussion and analysis provides information we believe is relevant to assess and understand our condensed consolidated results of operations and financial condition. The discussion includes the following:

•	Overview;

•	Critical Accounting Policies, Estimates, and Judgments;

•	Results of Operations; and

•	Liquidity and Capital Resources.

Overview

Business
We are a provider of liquid and solid containment solutions operating within the specialty sector of the broader industrial services industry. We provide equipment rental, services and sales to our customers through a solution-oriented approach often involving multiple products. We provide our containment solutions within the United States through a national network with the capability to serve customers in all 50 states as well as a growing number of international locations in Europe and Canada. We maintain one of the largest and most diverse liquid and solid containment rental fleets in the industry consisting of more than 24,900 units, including steel tanks, polyethylene tanks, modular tanks, roll-off boxes, pumps, pipe, hoses and fittings, filtration, tank trailers, berms, and trench shoring equipment.

We serve customers in over 15 industries, including construction, refinery, industrial and environmental services, chemicals, and oil, gas and power. During the three months ended April 30, 2017, no single customer accounted for more than 10% of our total revenue.

The demand for our services in the upstream segment of the oil and gas industry, which comprised approximately 9.3% of our total revenue for the three months ended April 30, 2017, depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile and the substantial reductions in crude oil prices that began in October 2014 and has continued through 2017, have resulted in a decline in the level of drilling and production activity, reducing the demand for containment solutions in the basins in which we operate. During the fiscal year ended January 31, 2017, we recorded charges totaling $116.3 million associated with the impairment of all of our goodwill and and a portion of our other intangible assets within our North American segment as a result of the sustained decline in oil prices, together with the projected market expectations of a slow recovery of such prices, making it more likely than not that the fair value of these assets had decreased below their respective carrying values. A further reduction in crude oil and natural gas prices could lead to continued declines in the level of production activity and demand for our services, which could result in the recognition of additional impairment charges on our intangible assets and property and equipment associated with our North American operations.

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

Geographic Operations

Our branches and employees by reportable segment were as follows:

	April 30,
	2017	2016	Change
Branches:
Number of branches-North American Segment	46	49	(3)
Number of branches-European Segment	11	11	—
Total branches	57	60	(3)
Employees:
Number of employees-North American Segment	758	803	(45)
Number of employees-European Segment	141	119	22
Total employees	899	922	(23)

Our operations are managed from our corporate headquarters, which is located in Plano, Texas. The majority of our operations, resources, property, and equipment are located in North America, and predominantly in the United States. The United States and Canada comprise our North American segment. Our equipment has the capability to be utilized for multiple applications within North America. We incentivize our local managers to maximize return on assets under their control and we have well developed systems to enable equipment and resource sharing. As a result, equipment in the U.S. and Canada is readily tranferable and shared by the local branch managers. The process of equipment and resource sharing within our reportable segments enables us to maximize our efficiency and respond to shifts in customer demand.

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

•	Pricing – The impact of changes in pricing is measured by the increase or declines in the average daily, weekly or monthly rental rates on the serialized rental equipment that we specifically track.

•	Available Rental Fleet – The available rental fleet, as we define it, is the average number of equipment items within our fleet that we individually track.

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

Critical Accounting Policies, Estimates, and Judgments
The preparation and presentation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to establish policies and make estimates, judgements and assumptions that affect (i) the amounts of assets and liabilities as of the dates presented on the accompanying condensed consolidated balance sheet, and (ii) the amounts of revenues and expenses during the reporting period in the accompanying condensed consolidated statements of operations. On an ongoing basis, we evaluate our estimates, judgments and assumptions, including those related to revenue recognition, allowances for doubtful accounts, inventory valuation, customer rebates, sales returns and allowances, medical insurance claims, litigation accruals, impairment of long-lived assets, intangible assets and goodwill, depreciation, contingencies, income taxes, share-based compensation (expense and liability), and derivatives. We believe our estimates, judgments and assumptions are reasonable; however, actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three months ended April 30, 2017 to the items that we disclosed as our critical accounting policies, estimates, and judgments included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

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

For a more complete description of these and other possible risks and uncertainties, please refer to our Annual Report on Form 10-K for the year ended January 31, 2017. Our forward-looking statements herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect events, circumstances or changes in expectations.

Condensed Consolidated Statements of Operations (unaudited)

The following table presents our results of operations as follows:

	Three Months Ended April 30,
	2017		2016
(In thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Rental revenue	$50,813	80.5%	$52,321	80.4%
Sales revenue	4,698	7.4%	4,934	7.6%
Service revenue	7,628	12.1%	7,777	12.0%
Total revenue	63,139	100.0%	65,032	100.0%
Operating expenses:
Employee related expenses	24,940	39.5%	24,690	38.0%
Rental expenses	8,757	13.9%	7,510	11.5%
Repair and maintenance	3,168	5.0%	2,313	3.6%
Cost of goods sold	3,143	5.0%	3,062	4.7%
Facility expenses	6,832	10.8%	6,956	10.7%
Professional fees	1,359	2.2%	1,092	1.7%
Other operating expenses	4,020	6.4%	3,584	5.5%
Depreciation and amortization	14,721	23.3%	15,109	23.2%
Gain on sale of equipment	(1,120)	(1.8)%	(658)	(1.0)%
Impairment of goodwill and other intangible assets	—	—%	84,046	129.2%
Impairment of long-lived assets	200	0.3%	—	—%
Total operating expenses	66,020	104.6%	147,704	227.0%
Loss from operations	(2,881)	(4.6)%	(82,672)	(127.0)%
Other expense:
Interest expense, net	9,982	15.8%	10,523	16.2%
Foreign currency exchange loss (gain), net	160	0.3%	(493)	(0.8)%
Total other expenses, net	10,142	16.1%	10,030	15.4%
Loss before income taxes	(13,023)	(20.7)%	(92,702)	(142.4)%
Income tax benefit	(4,812)	(7.6)%	(20,889)	(32.1)%
Net loss	$(8,211)	(13.1)%	$(71,813)	(110.3)%

Non-U.S. GAAP Financial Measures

The following is a reconciliation of our net loss to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended April 30,
(In thousands)	2017	2016
Net loss	$(8,211)	$(71,813)
Interest expense, net	9,982	10,523
Income tax benefit	(4,812)	(20,889)
Depreciation and amortization	14,721	15,109
EBITDA	$11,680	$(67,070)
Foreign currency exchange loss (gain), net	160	(493)
Financing related costs	36	35
Severance related costs	—	49
Sponsor management fees	133	138
Share-based compensation expense (income)	138	(272)
Impairment of goodwill and other intangible assets	—	84,046
Impairment of long-lived assets	200	—
Branch closure and consolidation	75	104
Tax and accounting related fees	259	36
Capital conversion	280	—
Other	141	(27)
Adjusted EBITDA	$13,102	$16,546
Adjusted EBITDA margin	20.8%	25.4%
EBITDA represents the sum of net loss, interest expense, income taxes and depreciation of rental equipment and non-rental depreciation and amortization expense. Adjusted EBITDA represents EBITDA excluding certain expenses detailed within the net loss to Adjusted EBITDA reconciliation above. EBITDA and Adjusted EBITDA, which are used by management to measure performance, are non-GAAP financial measures. Management believes that EBITDA and Adjusted EBITDA are useful to investors. EBITDA is commonly utilized in our industry to evaluate operating performance, and Adjusted EBITDA is used to determine our compliance with financial covenants related to our debt instruments and is a key metric used to determine incentive compensation for certain of our employees, including members of our executive management team. Both EBITDA and Adjusted EBITDA are included as a supplemental measure of our operating performance because in the opinion of management they eliminate items that have less bearing on our operating performance and highlight trends in our core business that may not otherwise be apparent when relying solely on U.S. GAAP financial measures. In addition, Adjusted EBITDA is one of the primary measures management uses for the planning and budgeting processes and to monitor and evaluate our operating results. EBITDA and Adjusted EBITDA are not recognized items under U.S. GAAP and do not purport to be alternatives to measures of our financial performance as determined in accordance with U.S. GAAP, such as net loss. Because other companies may calculate EBITDA and Adjusted EBITDA differently than we do, EBITDA may not be, and Adjusted EBITDA as presented herein is not, comparable to similarly titled measures reported by other companies.

Results of Operations
Three Months Ended April 30, 2017 Compared to April 30, 2016

	Three Months Ended April 30,
(In thousands, except Operating Data)	2017	2016	$ Change		% Change
North America
Rental revenue	$42,704	$44,464	$(1,760)		(4.0)%
Sales revenue	4,498	4,926	(428)		(8.7)%
Service revenue	6,976	7,084	(108)		(1.5)%
Total North America revenue	54,178	56,474	(2,296)		(4.1)%
Total operating expenses(3)	59,482	141,904	(82,422)		(58.1)%
Loss from operations	$(5,304)	$(85,430)	$80,126		(93.8)%
Europe
Rental revenue	$8,109	$7,857	$252		3.2%
Sales revenue	200	8	192		100.0%
Service revenue	652	693	(41)		(5.9)%
Total European revenue	8,961	8,558	403		4.7%
Total operating expenses(3)	6,538	5,800	738		12.7%
Income from operations	$2,423	$2,758	$(335)		(12.1)%
Consolidated
Total revenue	$63,139	$65,032	$(1,893)		(2.9)%
Total operating expenses	66,020	147,704	(81,684)		(55.3)%
Total loss from operations	$(2,881)	$(82,672)	$79,791		96.5%

Operating Data:
North America
Average utilization (1)	45.5%	45.6%	(10	) bps
Average daily rental rate (2)	$29.35	$29.83	$(0.48)		(1.6)%
Average number of rental units	22,710	23,083	(373)		(1.6)%
Europe
Average utilization (1)	39.1%	46.3%	(720	) bps
Average daily rental rate (2)	$81.60	$88.18	$(6.58)		(7.5)%
Average number of rental units	1,979	1,498	481		32.1%
Consolidated
Average utilization (1)	45.0%	45.6%	(60	) bps
Average daily rental rate (2)	$32.99	$33.44	$(0.45)		(1.3)%
Average number of rental units	24,689	24,581	108		0.4%

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

(3)
Total operating expenses by reporting segment excludes inter-segment allocations from North America to Europe of $1.1 million and $1.2 million for the three months ended April 30, 2017 and 2016, respectively.

Revenue

North America
Our North American segment revenue decreased primarily due to a decrease in revenues from industrial service customers of $1.5 million, or 18.3%, chemical customers of $1.2 million, or 21.8% and oil and gas customers of $0.7 million, or 11.4%. These decreases were partially offset by an increase in revenue from our construction industry customers of $1.0 million, or 10.0%. The decreases are primarily due to continued pressure in the upstream and downstream oil and gas markets as well as reduced downstream and pipeline opportunities. The increase in the construction industry is due to our focus on improving our penetration into a growing market. Despite the decline in revenue, our average utilization rate remained constant. Our average daily rental rate declined due to competitive pricing pressures in the marketplace. The rental revenue impact of these industries also impacted our sales revenue. Our service revenue declined slightly as a result of the decline in rental revenue.

Europe
Our European segment revenue increased primarily due to an increase in revenues from refinery customers of $0.7 million, or 52.8% and industrial service customers of $0.5 million, or 27.1%. These increases were partially offset by a decrease in revenue from our environmental remediation customers of $1.0 million, or 50.1%. The increase is primarily due to the introduction of our pumps and filtration line of business partially offset by a large project in the prior year that did not recur in the current year. Average utilization decreased 720 bps primarily due to the 32.1% growth in the number of rental units as our expansion into the pump and filtration business continues to expand. The decrease in our average daily rental rate is due to new competition entering the market.

Operating Expenses

North America

The decrease in total operating expenses of $82.4 million is due to the following:

•	$84.0 million decrease in goodwill and other intangible asset impairments that was recorded in the first quarter of fiscal 2016.

•
$0.5 million decrease in depreciation and amortization expense due to more assets becoming fully depreciated than the depreciation on new assets as well as the impairment of certain identified assets during the year ended January 31, 2017.

The above decreases were partially offset by the following increases:

•
$0.8 million increase in repair and maintenance primarily due to the $0.6 million reversal of a regulatory liability in the period ended April 30, 2016 and a $0.2 million increase in rental asset repair and maintenance.

•	$0.4 million decrease in the gain on sale of equipment as a result of lower equipment sales.

•
$0.3 million increase in employee related expenses primarily due to a $0.6 million increase in insurance costs and a $0.4 million increase in share-based compensation expense. These increases were partially offset by a $0.8 million decrease in payroll and payroll-related costs due to a reduction in headcount from 803 as of April 30, 2016 to 758 as of April 30, 2017. The increased insurance costs were due to a number of large claims in health insurance under our self-insured plan offset by lower worker’s compensation insurance. The increase in share-based compensation expense was due to the remeasurement of stock option awards accounted for as liability awards for the period ended April 30, 2016 that resulted in a reduction of expense of $0.3 million.

•
$1.0 million increase in rental expense primarily due to a $0.9 million increase in outside hauling due to the repositioning of assets to meet market demands as well as costs to transport our assets to refurbishment centers.

•	$0.3 million increase in other operating expenses due to an increase in bad debt expense.

Europe
The increase in total operating expenses of $0.7 million is due to the following:

•$0.2 million increase in filtration cost of sales due to increased sales.
•$0.2 million increase in rental expenses related to the increase in rental revenue.

•	$0.2 million increase in other operating expenses primarily related to staffing and business development expenses.

•	$0.1 million increase in depreciation and amortization as a result of an increased rental fleet due to the addition of pump and filtration equipment.

Income Tax Benefit
Income tax benefit during the three months ended April 30, 2017 partially decreased by $16.1 million to $4.8 million from $20.9 million during the three months ended April 30, 2016. The tax benefit decrease was primarily due to a decrease in book losses for the three months ended April 30, 2017, partially offset by impairment of non-deductible goodwill which was a discrete item for the three months ended April 30, 2016.

Liquidity and Capital Resources

Liquidity Summary
We have a history of generating higher cash flow from operations than net (loss), income recorded during the same period. The cash flow to fund our business has historically been generated from operations. We utilize this cash flow to invest in property and equipment that are core to our business and to reduce debt. We invest in assets that have relatively long useful lives. The Internal Revenue Code allows us to accelerate the depreciation of these assets for tax purposes over a much shorter period allowing us to defer the payment of income taxes.

Cash and cash equivalents by geographic region were the following:

(In thousands)	April 30, 2017	January 31, 2017	$ Change	% Change
United States	$11,442	$30,608	$(19,166)	(62.6)%
Europe	14,675	13,438	1,237	9.2%
Canada	1,186	517	669	129.4%
Total cash and cash equivalents	$27,303	$44,563	$(17,260)	(38.7)%

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

Credit Facility

On February 7, 2013, we entered into a first amendment to our Credit Facility (the “First Amendment”) to refinance our Credit Facility. Pursuant to the First Amendment, we borrowed $384.2 million of term loans (the “Amended Senior Term Loan”) to refinance a like amount of term loans (the “Original Term Loan”) under the Credit Facility. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin, subject to a LIBOR floor of 1.25%. The LIBOR margin applicable to the Amended Senior Term Loan is 3.00%, which is 0.75% less than the LIBOR margin applicable to the Original Term Loan. In addition, pursuant to the First Amendment, among other things, (i) the Senior Term Loan maturity date was extended to February 7, 2020, provided that the maturity will be March 2, 2019 if the Amended Senior Term Loan is not repaid or refinanced on or prior to March 2, 2019, (ii) the Revolving Credit Facility maturity date was extended to February 7, 2018, and (iii) we obtained increased flexibility with respect to certain covenants and restrictions relating to the Company’s ability to incur additional debt, make investments, debt prepayments, and acquisitions. Principal on the Senior Term Loan is payable in quarterly installments of $1.0 million. Furthermore, the excess cash flow prepayment requirement is in effect until the maturity date.
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
On November 3, 2016, we entered into a third amendment to our Credit Facility (the “Third Amendment”) to amend the Revolving Credit Facility. The amendment (i) extends the Revolving Credit Facility maturity date from February 7, 2018 to November 7, 2019 (provided that such maturity date will be accelerated to January 30, 2019 unless the Company’s senior notes are repaid in full or extended or refinanced on or prior to January 30, 2019) and (ii) reduces the revolver commitment from $45.0 million to $40.0 million in addition to certain other amendments to the original terms.
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
On April 30, 2017, we did not have an outstanding balance on the Revolving Credit Facility, as a result, we were not subject to a leverage test. Additionally, we were in compliance with all of our requirements and covenant tests under the Credit Facility.
The Credit Facility, as amended, during February 2013, November 2013 and November 2016, contains certain restrictive covenants (in each case, subject to exclusions) that limit, among other things, our ability and the ability of our restricted subsidiaries to: (1) create, incur, assume, or permit to exist, any liens; (2) create, incur, assume, or permit to exist, directly or indirectly, any additional indebtedness; (3) consolidate, merge, amalgamate, liquidate, wind up, or dissolve themselves; (4) convey, sell, lease, license, assign, transfer, or otherwise dispose of assets; (5) make certain restricted payments; (6) make certain investments; (7) make any optional prepayment, repayment, or redemption with respect to, or amend or otherwise alter the terms of documents related to, certain subordinated indebtedness; (8) enter into sale leaseback transactions; (9) enter into transactions with affiliates; (10) change our fiscal year end date or the method of determining fiscal quarters; (11) enter into contracts that limit our ability to incur any lien to secure our obligations under the Credit Facility; (12) create any encumbrance or restriction on the ability of any restricted subsidiary to make certain distributions; and (13) engage in certain lines of business. The Credit Facility also contains other customary restrictive covenants. The covenants are subject to various baskets and materiality thresholds.
The Third Amendment is accounted for as debt modification. Costs incurred in connection with the Third Amendment were deferred and amortized over the term of the amended Revolving Credit Facility. In addition, any unamortized deferred costs related to the old arrangement were written off in proportion to the decrease in borrowing capacity.
Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. We amortized $0.7 million of deferred financing costs during each of the three months ended April 30, 2017 and 2016, respectively.

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

Interest and Fees
Interest and fees related to our Credit Facility and the Notes were as follows:

	Three Months Ended April 30,
(In thousands)	2017	2016
Credit Facility interest and fees(1)	$4,859	$4,770
Notes interest and fees (2)	5,296	5,267
Total interest and fees	$10,155	$10,037

(1)	Interest on the Amended Term Loan is payable quarterly based upon an interest rate of 4.25%.

(2)	Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt
As of April 30, 2017, the minimum required principal payments on our debt for each of the fiscal years ending January 31 are due according to the following table:

(In thousands)
Remainder of the fiscal year ending January 31, 2018	$3,123
2019	4,163
2020	634,414
Total	$641,700

Sources and Uses of Cash
Our sources and uses of cash for selected line items in our condensed consolidated statements of cash flows were the following:

	Three Months Ended April 30,
(In thousands)	2017	2016	$ Change
Net loss	$(8,211)	$(71,813)	$63,602
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts	600	312	288
Provision for excess and obsolete inventory, net	55	—	55
Share-based compensation expense	138	(272)	410
Gain on sale of equipment	(1,120)	(658)	(462)
Depreciation and amortization	14,721	15,109	(388)
Amortization of deferred financing costs	744	707	37
Deferred income taxes	(5,049)	(21,308)	16,259
Amortization of above-market lease	(38)	(38)	—
Impairment of goodwill and other intangible assets	—	84,046	(84,046)
Impairment of long-lived assets	200	—	200
Changes in assets and liabilities:
Accounts receivable	(6,787)	2,417	(9,204)
Inventories	(675)	4,319	(4,994)
Prepaid expenses and other assets	565	(111)	676
Accounts payable and other liabilities	(1,554)	(2,755)	1,201
Cash (used in) provided by operating activities	(6,411)	9,955	(16,366)
Cash used in investing activities	(9,366)	(19,853)	10,487
Cash used in financing activities	(1,041)	(1,041)	—
Effect of foreign currency translation on cash	(442)	(40)	(402)
Net decrease in cash and cash equivalents	$(17,260)	$(10,979)	$(6,281)

Cash (Used in) Provided by Operating Activities
Cash flow used in operations during the three months ended April 30, 2017 totaled $6.4 million, a decrease of $16.4 million compared to the three months ended April 30, 2016. This decrease was primarily related to the following:

•	The change in accounts receivable resulted in a $9.2 million decrease to cash provided by operating activities.

•	The change in inventories resulted in a $5.0 million decrease to cash provided by operating activities due to the completion and transfer of assembled equipment to our rental fleet.

•	The change in gain on sale of equipment resulted in a $0.5 million decrease due to higher sales of equipment in the current fiscal period.

•
The change in depreciation and amortization resulted in a $0.4 million decrease, primarily due to the higher disposition of aged equipment and the impairment of long-lived assets in the third quarter of fiscal year 2017.

The decreases above are partially offset by the following:

•	Net loss decreased $63.6 million from a net loss of $71.8 million during the three months ended April 30, 2016 to a net loss of $8.2 million during the three months ended April 30, 2017.

•	The change in deferred income taxes resulted in a $16.3 million increase to cash provided by operating activities.

•	The change in accounts payable and other liabilities resulted in a $1.2 million increase to cash used in operating activities primarily due to cost saving initiatives implemented in the current year.

•
The change in prepaid expenses and other assets resulted in a $0.7 million increase, primarily due to a decrease in payments of software support subscriptions and collections of miscellaneous receivables.

•
The change in share-based compensation expense resulted in a $0.4 million increase, primarily due to the remeasurement of our stock options accounted for as liability awards in the three months ended April 30, 2016

Cash Used In Investing Activities
Cash used in investing activities consists of cash used to purchase property and equipment, partially offset by proceeds from the sale of equipment from our rental fleet. Purchases of property and equipment totaled $9.8 million and $21.1 million during the three months ended April 30, 2017 and 2016, respectively. Proceeds from equipment sales totaled $0.5 million and $1.3 million during the three months ended April 30, 2017 and 2016, respectively. The decrease in capital expenditures was due to prior year accelerated capital spending to increase the quality of our rental fleet.

Cash Used In Financing Activities

Cash used in financing activities represents principal payments on our debt.

Effect of Exchange Rate Changes on Cash
The effect of foreign currency translation on cash resulted in a decrease of $0.4 million and $0.04 million to cash and cash equivalents during the three months ended April 30, 2017 and 2016, respectively. The Euro/USD, the British Pound Sterling/USD and Canadian dollar/USD spot rates changed from 1.140, 1.461, and 0.798, respectively, as of April 30, 2016 to 1.089, 1.294, and 0.732, respectively, as of April 30, 2017.

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

Our interest rate swaps expired as of July 31, 2016 and we are not a party to any new interest rate swaps since the swaps expired in July 2016 as of April 30, 2017. We are always evaluating the interest rate risk exposure and could enter into agreements to manage our risk.

Contractual Obligations
There has been no material change to our contractual obligations as disclosed in our 2017 Annual Report.

Off-Balance Sheet Arrangements
    As of April 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. As of April 30, 2017, our total indebtedness was $641.7 million (including $240.0 million aggregate principal amount of 8.25% senior notes due 2019 and $401.7 million aggregate principal amount outstanding of LIBOR term loans (subject to a 1.25% floor) under our term loan facility). A 100 basis point increase or decrease in the assumed interest rates on the credit facilities would result in a $1.5 million increase or decrease in reported net loss for the three months ended April 30, 2017.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2017.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth above under Note 13, “Commitments and Contingencies – Litigation,” contained in the notes to the condensed consolidated financial statements is incorporated herein by reference.

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Form 10-K for the year ended January 31, 2017, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

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

BAKERCORP INTERNATIONAL, INC.

Date:	June 14, 2017	By:	/s/ Robert Craycraft
Robert Craycraft
President and Chief Executive Officer

		By:	/s/ Raymond Aronoff
Raymond Aronoff
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document