Form 10-Q
period 2017-07-31
BakerCorp International, Inc.
filed 2017-09-14
CIK 1550377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
 FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2017
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

There is no public market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, par value $0.01 per share, outstanding on September 13, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	July 31, 2017	January 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,595	$44,563
Accounts receivable, net of allowance for doubtful accounts of $5,511 and $5,152, respectively	61,193	52,478
Inventories, net	3,970	3,721
Prepaid expenses and other assets	3,461	4,145
Total current assets	93,219	104,907
Property and equipment, net	320,495	320,707
Goodwill	54,836	49,918
Other intangible assets, net	347,407	354,418
Other assets	2,151	590
Total assets	$818,108	$830,540
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$15,926	$17,697
Accrued expenses	20,318	21,855
Current portion of long-term debt (net of deferred financing costs of $3,162 and $3,080, respectively)	1,000	1,082
Total current liabilities	37,244	40,634
Long-term debt, net of current portion (net of deferred financing costs of $3,414 and $4,183, respectively)	633,083	634,395
Deferred tax liabilities, net	102,444	110,114
Share-based compensation liability	35	66
Other long-term liabilities	2,770	2,936
Total liabilities	775,576	788,145
Commitments and contingencies
Shareholder’s equity:
Common stock, $0.01 par value; 100,000 shares authorized; 100 shares issued and outstanding on July 31, 2017 and January 31, 2017	—	—
Additional paid-in capital	393,399	393,094
Accumulated other comprehensive loss	(28,545)	(41,537)
Accumulated deficit	(322,322)	(309,162)
Total shareholder’s equity	42,532	42,395
Total liabilities and shareholder’s equity	$818,108	$830,540

See Accompanying Notes

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Revenue:
Rental revenue	$54,654	$51,444	$105,467	$103,765
Sales revenue	5,230	3,762	9,928	8,696
Service revenue	8,317	7,994	15,945	15,771
Total revenue	68,201	63,200	131,340	128,232
Operating expenses:
Employee related expenses	24,033	24,267	48,973	48,957
Rental expenses	8,812	6,840	17,569	14,350
Repair and maintenance	3,441	2,874	6,609	5,187
Cost of goods sold	3,416	2,300	6,559	5,362
Facility expenses	6,851	6,649	13,683	13,605
Professional fees	689	1,126	2,048	2,218
Other operating expenses	3,568	3,398	7,588	6,982
Depreciation and amortization	14,748	15,075	29,469	30,184
Gain on sale of equipment	(606)	(976)	(1,726)	(1,634)
Impairment of goodwill and other intangible assets	1,000	—	1,000	84,046
Impairment of long-lived assets	96	439	296	439
Total operating expenses	66,048	61,992	132,068	209,696
Income (loss) from operations	2,153	1,208	(728)	(81,464)
Other expenses:
Interest expense, net	10,210	10,626	20,192	21,149
Foreign currency exchange (gain) loss, net	(303)	731	(143)	238
Other income, net	(10)	(12)	(10)	(12)
Total other expenses, net	9,897	11,345	20,039	21,375
Loss before income tax benefit	(7,744)	(10,137)	(20,767)	(102,839)
Income tax benefit	(2,795)	(2,252)	(7,607)	(23,141)
Net loss	$(4,949)	$(7,885)	$(13,160)	$(79,698)

See Accompanying Notes

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (loss) (unaudited)
(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016
Net loss	$(4,949)	$(7,885)	$(13,160)	$(79,698)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $184 and $365 for the three and six months ended July 31, 2016	—	292	—	586
Foreign currency translation adjustments	10,902	(3,216)	12,992	3,220
Other comprehensive income (loss)	10,902	(2,924)	12,992	3,806
Total comprehensive income (loss)	$5,953	$(10,809)	$(168)	$(75,892)

See Accompanying Notes

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended July 31,
	2017	2016
Operating activities
Net loss	$(13,160)	$(79,698)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts	486	435
Provision for excess and obsolete inventory, net	(6)	—
Share-based compensation	305	(39)
Gain on sale of equipment	(1,726)	(1,634)
Depreciation and amortization	29,469	30,184
Amortization of deferred financing costs	1,509	1,432
Deferred income taxes	(8,308)	(24,326)
Amortization of above-market lease	(76)	(76)
Impairment of goodwill and other intangible assets	1,000	84,046
Impairment of long-lived assets	296	439
Changes in assets and liabilities:
Accounts receivable	(8,167)	4,571
Inventories	(235)	4,070
Prepaid expenses and other assets	681	(384)
Accounts payable and other liabilities	(4,739)	(6,264)
Net cash (used in) provided by operating activities	(2,671)	12,756
Investing activities
Purchases of property and equipment	(16,874)	(24,679)
Proceeds from sale of equipment	503	2,514
Net cash used in investing activities	(16,371)	(22,165)
Financing activities
Repayment of long-term debt	(2,081)	(2,081)
Return of capital to BakerCorp International Holdings, Inc.	—	(8)
Net cash used in financing activities	(2,081)	(2,089)
Effect of foreign currency translation on cash	1,155	381
Net decrease in cash and cash equivalents	(19,968)	(11,117)
Cash and cash equivalents, beginning of period	44,563	44,754
Cash and cash equivalents, end of period	$24,595	$33,637

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$18,653	$19,731
Income taxes	$1,887	$1,191
Non-cash financing and investing activities:
Return of capital to BakerCorp International Holdings, Inc. related to a settlement of options for shares of common stock in BakerCorp International Holdings Inc.	$—	$8

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary for a fair statement of our results of operations and financial position for the interim periods. The results of operations for the three and six months ended July 31, 2017 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Note 2. Accounting Pronouncements

Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation-Stock Compensation (Topic 718)”. The guidance clarifies how an entity should account for effects of a modification of a share-based payment. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. We are currently assessing the impact the adoption of ASU No. 2017-09 will have on our condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 23), Restricted Cash". The guidance will require restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. We expect to adopt this guidance when effective, and do not expect the guidance to have a significant impact on our condensed consolidated financial statements based upon our current procedures for tracking restricted cash and cash equivalents.

In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets other than Inventory". The guidance will require companies to recognize the income tax effects of intra-entity sales and transfers of assets other than inventory in the period in which the transfer occurs. The new guidance will be effective for fiscal years and interim periods beginning after December 15, 2017 and early adoption is permitted. The guidance requires modified retrospective adoption. We expect to adopt this guidance when effective, and do not expect the guidance to have a significant impact on our condensed consolidated financial statements based upon our current procedures for tracking the transfer and sale of intra-entity assets.

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
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”). This amendment requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases” and increases the disclosure requirements surrounding these leases. For non-public business entities, ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. We are currently assessing the impact the adoption of ASU No. 2016-02 will have on our condensed consolidated financial statements.

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

Note 3. Changes in Accumulated Other Comprehensive Loss

The following table includes the change in foreign currency translation adjustments to the components of accumulated other comprehensive loss, for the three months ended July 31, 2017:

(In thousands)
Balance as of April 30, 2017	$(39,447)
Other comprehensive income before reclassifications	10,902
Net other comprehensive income	10,902
Balance as of July 31, 2017	$(28,545)

The following table includes the components of accumulated other comprehensive loss, net of tax, for the three months ended July 31, 2016:

(In thousands)	Unrealized (Loss) Gain on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Balance as of April 30, 2016	$(292)	$(32,645)	$(32,937)
Other comprehensive income (loss) before reclassifications	292	(3,216)	(2,924)
Net other comprehensive income (loss)	292	(3,216)	(2,924)
Balance as of July 31, 2016	$—	$(35,861)	$(35,861)

(1)	Unrealized income on interest rate swap agreements is net of tax expense of $184 for the three months ended July 31, 2016.

The following table includes the change in foreign currency translation adjustments to the components of accumulated other comprehensive loss, for the six months ended July 31, 2017:

(In thousands)
Balance as of January 31, 2017	$(41,537)
Other comprehensive income before reclassifications	12,992
Net other comprehensive income	12,992
Balance as of July 31, 2017	$(28,545)

The following table includes the components of accumulated other comprehensive loss, net of tax, for the six months ended July 31, 2016:

(In thousands)	Unrealized (Loss) Gain on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Balance as of January 31, 2016	$(586)	$(39,081)	$(39,667)
Other comprehensive income before reclassifications	586	3,220	3,806
Net other comprehensive income	586	3,220	3,806
Balance as of July 31, 2016	$—	$(35,861)	$(35,861)
(1)     Unrealized income on interest rate swap agreements is net of tax expense of $365 for the six months ended July 31, 2016.

Note 4. Inventories

Inventories, net consisted of the following:

(In thousands)	July 31, 2017	January 31, 2017
Components	$1,279	$1,237
Work-in-process	189	627
Finished goods	3,484	2,845
Less: inventory reserve	(982)	(988)
Inventories, net	$3,970	$3,721

Note 5. Property and Equipment, Net

Property and equipment, net consisted of the following as of July 31, 2017:

(In thousands)	Cost	Accumulated Depreciation	Net Carrying Amount
Assets held for rent:
Spill protection berms	$3,514	$(2,530)	$984
Boxes	31,857	(15,581)	16,276
Filtration	15,013	(7,824)	7,189
Generators and light towers	513	(245)	268
Pipes, hoses and fittings	8,467	(5,946)	2,521
Non-steel containment	11,766	(5,302)	6,464
Pumps	62,828	(38,903)	23,925
Shoring	5,682	(3,895)	1,787
Steel containment	329,364	(94,939)	234,425
Tank trailers	1,870	(1,729)	141
Construction in progress	3,626	—	3,626
Total assets held for rent	474,500	(176,894)	297,606
Assets held for use:
Leasehold improvements	4,415	(2,800)	1,615
Machinery and equipment	45,983	(32,042)	13,941
Office furniture and equipment	6,114	(4,455)	1,659
Software	14,499	(9,605)	4,894
Construction in progress	780	—	780
Total assets held for use	71,791	(48,902)	22,889
Total	$546,291	$(225,796)	$320,495

Property and equipment, net consisted of the following as of January 31, 2017:

(In thousands)	Cost	Accumulated Depreciation	Net Carrying Amount
Assets held for rent:
Spill protection berms	$3,487	$(2,497)	$990
Boxes	31,128	(14,357)	16,771
Filtration	14,303	(6,820)	7,483
Generators and light towers	518	(235)	283
Pipes, hoses and fittings	11,196	(8,479)	2,717
Non-steel containment	10,309	(5,031)	5,278
Pumps	58,021	(35,761)	22,260
Shoring	4,681	(3,444)	1,237
Steel containment	324,267	(88,996)	235,271
Tank trailers	1,881	(1,685)	196
Construction in progress	2,081	—	2,081
Total assets held for rent	461,872	(167,305)	294,567
Assets held for use:
Leasehold improvements	3,949	(2,572)	1,377
Machinery and equipment	44,379	(29,673)	14,706
Office furniture and equipment	5,937	(4,071)	1,866
Software	13,889	(8,324)	5,565
Construction in progress	2,626	—	2,626
Total assets held for use	70,780	(44,640)	26,140
Total	$532,652	$(211,945)	$320,707
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related carrying value of the asset to its estimated fair value.
During the three months ended April 30, 2017 and July 31, 2017, certain assets that were on long-term rentals were returned in a condition beyond repair. We determined that the net book value of these assets exceeded the assets’ estimated fair value. The fair value was determined utilizing the discounted cash flow method income approach (a non-recurring Level 3 fair value measurement). As a result, during the three months ended April 30, 2017 and July 31, 2017, we recorded an impairment charge of $0.2 million and $0.1 million, respectively, resulting in a $0.3 million impairment charge in our North American segment during the six months ended July 31, 2017.

During the three months ended July 31, 2016, certain assets that were on long-term rentals were returned in a condition beyond repair. We determined that the net book value of these assets exceeded the assets’ estimated fair value. As a result, during the three and six months ended July 31, 2016, we recorded an impairment charge of $0.4 million in our North American segment.

Included in machinery and equipment are assets under capital leases with a cost of $5.1 million and $4.7 million as of July 31, 2017 and January 31, 2017, respectively, and accumulated depreciation of $1.6 million and $1.2 million as of July 31, 2017 and January 31, 2017, respectively.
Depreciation expense related to property and equipment for the three months ended July 31, 2017 and 2016 was $10.7 million and $11.0 million, respectively. Depreciation and amortization expense related to property and equipment for the six months ended July 31, 2017 and 2016 was $21.4 million and $22.1 million, respectively.

Note 6. Goodwill and Other Intangible Assets, Net

Goodwill

Changes in the carrying amount of the European reporting unit goodwill was as follows:

(In thousands)	Total
Balance as of January 31, 2017	$49,918
Foreign currency translation	4,918
Balance as of July 31, 2017	$54,836

For the six months ended July 31, 2017

We evaluate the carrying value of goodwill annually during the fourth quarter of each fiscal year and more frequently if we believe indicators of impairment exist. We elected to early adopt ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350)-Simplifying the Test for Goodwill Impairment” (“ASU No. 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment. The standard removes Step 2 of the goodwill impairment test. Instead we perform our annual, or interim goodwill impairment test by comparing the estimated fair value of a reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount. We will record an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. We estimate the fair value of our reporting units based on income and market approaches.
The North American goodwill was written down to zero as of January 31, 2017 and there were no indicators of impairment to our European reporting unit as of July 31, 2017.

For the six months ended July 31, 2016
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
Under the first step of the impairment test, we determined the carrying value of the North American reporting unit exceeded fair value. We then performed the second step of the impairment test for the North American reporting unit and calculated the implied fair value of goodwill, which was less than its carrying value. Based on our analysis, we recorded a non-cash goodwill impairment charge of $65.7 million in our North American reporting unit. This impairment charge, which is included under the caption “Impairment of goodwill and other intangible assets” in our condensed consolidated statements of operations for the six months ended July 31, 2016, did not impact our operations, compliance with our debt covenants or our cash flows. For the European reporting unit, the fair value exceeded the carrying value, suggesting no indication of potential goodwill impairment.
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

Other Intangible Assets, Net

The components of other intangible assets, net were the following as of:

	July 31, 2017			January 31, 2017
(In thousands)	Gross (1)	Accumulated Amortization	Net	Gross (1)	Accumulated Amortization	Net
Carrying amount:
Customer relationships (25 years)	$402,157	$(99,198)	$302,959	$400,455	$(90,770)	$309,685
Customer backlog (2 years)	200	(200)	—	200	(200)	—
Developed technology (11 years)	1,657	(550)	1,107	1,634	(467)	1,167
Trade name (Indefinite)(1)	43,341	—	43,341	43,566	—	43,566
Total carrying amount	$447,355	$(99,948)	$347,407	$445,855	$(91,437)	$354,418
(1)     Amounts are stated gross, net of impairment charges to trade name of $1.0 million and $18.3 million for the six months ended July 31, 2017 and the fiscal year ended January 31, 2017, respectively.
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
We assess the impairment of definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The asset is impaired if its carrying value exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors. The impairment loss is the amount by which the carrying value of the asset exceeds its fair value. We estimate fair value utilizing the projected discounted cash flow method and a discount rate determined by our management to be commensurate with the risk inherent in our current business model. When calculating fair value, we must make assumptions regarding estimated future cash flows, discount rates and other factors. During the three months ended July 31, 2017, an indicator of impairment to our indefinite-lived intangible asset (trade name) was identified in our North American reporting unit due to a reduction in our forecast due to a slower than expected recovery in our maintenance and oil and gas customers. Based on our analysis, we concluded that the carrying value of our trade name indefinite-lived intangible asset exceeded its fair value and we recorded an impairment charge of $1.0 million.
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
As of July 31, 2017 there was no impairment recorded of our definite-lived intangible assets.

Amortization expense related to intangible assets for the three months ended July 31, 2017 and 2016 was $4.1 million and $4.0 million, respectively. Amortization expense related to intangible assets for the six months ended July 31, 2017 and 2016 was $8.1 million for each of the six months ended July 31, 2017 and 2016, respectively. Estimated amortization expense for the fiscal periods ending January 31 is as follows:

(In thousands)
Remainder of the fiscal year ending January 31, 2018	$8,118
2019	16,237
2020	16,237
2021	16,237
2022	16,237
Thereafter	231,000
Total	$304,066

Note 7. Accrued Expenses
Accrued expenses consists of the following as of:

(In thousands)	July 31, 2017	January 31, 2017
Accrued compensation	$9,444	$11,488
Accrued insurance	881	793
Accrued interest	3,296	3,257
Accrued professional fees	262	459
Accrued taxes	4,847	3,852
Capital lease - current	680	545
Other accrued expenses	908	1,461
Total accrued expenses	$20,318	$21,855

Note 8. Debt

Debt consists of the following:

(In thousands)	July 31, 2017	January 31, 2017
Senior term loan (LIBOR margin of 3.0%, and interest rate of 4.25%)	$400,659	$402,740
Senior unsecured notes	240,000	240,000
Total debt	640,659	642,740
Less: deferred financing costs	(6,576)	(7,263)
Total debt less deferred financing costs	634,083	635,477
Less: current portion (net of current portion of deferred financing costs of $3,162 and $3,080, respectively)	(1,000)	(1,082)
Long-term debt, net of current portion (net of long-term portion of deferred financing costs of $3,414 and $4,183, respectively)	$633,083	$634,395

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

As of July 31, 2017, we did not have an outstanding balance on the revolving loan; and therefore, we were not subject to a leverage test. Additionally, as of July 31, 2017, we were in compliance with all of our requirements and covenant tests under the Credit Facility, as amended.

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

Interest and Fees
Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and incremental term loan facilities. As of July 31, 2017 and January 31, 2017, deferred financing costs of $6.6 million and $7.3 million, respectively, are reflected as a reduction of the underlying debt. We amortized $0.8 million and $0.7 million of deferred financing costs during the three months ended July 31, 2017 and 2016, respectively. We amortized $1.5 million and $1.4 million of deferred financing costs during the six months ended July 31, 2017 and 2016, respectively.
Interest and fees related to our Credit Facility and the Notes are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2017	2016	2017	2016
Credit Facility interest and fees(1)	$4,777	$4,867	$9,636	$9,637
Notes interest and fees (2)	5,304	5,274	10,600	10,541
Total interest and fees	$10,081	$10,141	$20,236	$20,178
(1)    Interest on the Amended Term Loan is payable quarterly based upon an interest rate of 4.25%.
(2)    Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt
As of July 31, 2017, the schedule of minimum required principal payments on our debt for each of the fiscal years ending January 31 are due according to the table below:

(In thousands)
Remainder of the fiscal year ending January 31, 2018	$2,082
2019	4,163
2020	634,414
Total	$640,659

Note 9. Income Taxes
The income tax benefit for the three and six months ended July 31, 2017 and 2016 is based on the estimated effective tax rate for the entire fiscal year. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as our estimates of pre-tax income and loss for the year fluctuate, including changes in the geographic mix of pre-tax income and loss.

The effective income tax rates for the three and six months ended July 31, 2017 were a benefit of 36.0% and 36.6%, respectively compared to a benefit for the three and six months ended July 31, 2016 of 22.2% and 22.5%, respectively. The effective tax rate differ from the U.S. federal statutory rate primarily due to income taxed in foreign jurisdictions, state taxes, non-deductible meals and entertainment expenses, non-deductible goodwill impairment, and discrete items. The difference in effective income tax rates for the six months ended July 31, 2017 and 2016 primarily relates to a change in the estimated forecast of pre-tax book income and loss for each respective jurisdiction, which includes an impairment of non-deductible goodwill recorded during the six months ended July 31, 2016. Discrete items related primarily to excess shortfalls associated with the cancellation and expiration of stock options recorded during the six months ended July 31, 2017.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized. Our deferred tax assets primarily relate to federal net operating loss carry-forwards. Management believes we will realize the benefit of existing deferred tax assets based on the scheduled reversal of U.S. deferred tax liabilities, related to depreciation and amortization expenses not deductible for tax purposes, which is ordinary income and therefore of the same character as the temporary differences giving rise to the deferred tax assets. This reversal will occur in substantially similar time periods and in the same jurisdictions as the deferred tax assets. As such, the deferred tax liabilities are considered a source of income sufficient to support our U.S. deferred tax assets; therefore, a valuation allowance is not required as of July 31, 2017.

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

We believe our income tax contingencies are adequate for all outstanding issues in all jurisdictions and all open years. However, due to the risk that audit outcomes and the timing of audit settlements are subject to significant uncertainty and as we continue to evaluate such uncertainties in light of current facts and circumstances, our current estimate of the total amounts of unrecognized tax benefits could increase or decrease for all open tax years.

Note 10. Shareholder’s Equity

Share-Based Compensation
During June 2011, BCI Holdings adopted a share-based compensation plan, The BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan (the “2011Plan”). Subsequent to the adoption of the 2011 Plan, on September 12, 2013, the BCI Holdings’ Board of Directors amended the 2011 Plan by resolution to increase the number of shares of BCI Holdings common stock authorized for issuance under the 2011 Plan to 1,001,339 shares. As of July 31, 2017, there were 260,170 shares available for grant. The amended 2011 Plan permits the granting of BCI Holdings stock options, nonqualified stock options and restricted stock to eligible employees and non-employee directors and consultants.

The following table summarizes stock option activity during the six months ended July 31, 2017:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)(1)	Weighted Average Term Remaining (in years)	Weighted Average Grant Date Fair Value
Outstanding, January 31, 2017	766,348	$83.47	$—	6.5
Granted	—	$—			$—
Exercised	—	$—	$—
Forfeited/canceled/expired	(33,328)	$39.12
Outstanding, July 31, 2017	733,020	$83.92	$—	6.1
Vested and expected to vest, July 31, 2017	78,344	$74.90	$—	3.5
Exercisable, July 31, 2017	78,344	$74.90	$—	2.1

(1)
Aggregate intrinsic value in the table above represents the total pre-tax value that option holders would have received had all stock option holders exercised their options as of July 31, 2017. The aggregate intrinsic value is the difference between the estimated fair market value of the BCI Holdings common stock at the end of the period and the stock option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of the BCI Holdings common stock.

As of July 31, 2017, there was $16.5 million of unrecognized pre-tax share-based compensation expense related to non-vested stock options of which $0.6 million we expect to recognize over a weighted average period of 0.7 years. We expect to recognize the remaining $15.9 million, which includes $8.1 million of unrecognized share-based compensation expense for the CEO’s options, upon a Change in Control or initial public offering (“IPO”) as defined in the 2011 Plan. During the six months ended July 31, 2017, we did not recognize any share-based compensation expense related to the CEO’s options.
No options vested during the three and six months ended July 31, 2017. The total fair value of options vested during the three and six months ended July 31, 2016 was zero and $0.1 million, respectively.

The share-based compensation expense included within employee related expenses in our condensed consolidated statement of operations was the following:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2017	2016	2017	2016
Non-cash share-based compensation expense (income)	$167	$233	$305	$(39)

The fair value of BCI Holdings stock options issued and classified as equity awards was determined using the Black-Scholes options pricing model utilizing the following weighted-average assumptions for each respective period:

	Six Months Ended July 31,
	2017	2016
Expected volatility	56%	56%
Expected dividends	—%	—%
Expected term	7.2 years	7.2 years
Risk-free interest rate	1.5%	1.5%

Liability Awards
We account for certain option awards as liability awards, as we determined cash settlement upon exercise is probable. The expiration of certain options classified as liability awards resulted in a decrease to non-cash share-based compensation expense of $0.03 million during the six months ended July 31, 2017. We remeasured the fair value of these options during the fiscal year ended January 31, 2017, resulting in a decrease to our non-cash share-based compensation expense of $0.7 million. As of July 31, 2017 and January 31, 2017 the fair value of our share-based compensation liability awards totaled $35,000 and $66,000, respectively. Our share-based compensation liability is fair valued using level 3 inputs which are based on internal valuations and considering input from third parties and utilizing the following assumptions:

	Six Months Ended July 31,
	2017	2016
Expected volatility	60%	60%
Expected dividends	—%	—%
Expected term	0.8 years	1.1 years
Risk-free interest rate	0.5%	0.5%

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
Our operating and reportable segments are North America and Europe. Within each operating segment, there are common customers, common pricing structures, the ability and history of sharing equipment and resources, operational compatibility, commonality among regulatory environments, and relative geographic proximity. Our operating segments consist of the following:

•	the North American segment consisting of branches located in the United States and Canada that provide equipment and services suitable across these North American countries.

•	the European segment consisting of branches located in France, Germany, the United Kingdom and the Netherlands that provide equipment and services to customers in a number of European countries.

Selected statement of operations information for our reportable segments are the following:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2017	2016	2017	2016
Revenue
North America	57,273	52,737	111,451	109,211
Europe	10,928	10,463	19,889	19,021
Total revenue	$68,201	$63,200	$131,340	$128,232
Depreciation and amortization
North America	$13,284	$13,852	$26,674	$27,761
Europe	1,464	1,223	2,795	2,423
Total depreciation and amortization	$14,748	$15,075	$29,469	$30,184
Interest expense (income), net
North America	$10,210	$10,627	$20,203	$21,143
Europe	—	(1)	(11)	6
Total interest expense, net	$10,210	$10,626	$20,192	$21,149
Income tax (benefit) expense
North America	$(3,484)	$(3,072)	$(8,730)	$(24,417)
Europe	689	820	1,123	1,276
Total income tax benefit	$(2,795)	$(2,252)	$(7,607)	$(23,141)
Net (loss) income
North America (1)	$(6,444)	$(9,933)	$(15,629)	$(82,775)
Europe (1)	1,495	2,048	2,469	3,077
Total net loss	$(4,949)	$(7,885)	$(13,160)	$(79,698)

(1)
During the three and six months ended July 31, 2017 and 2016, we included $1.0 million and $0.9 million, respectively, and $1.8 million and $1.7 million of intersegment expense allocations from North America to Europe.

Total assets and property and equipment, net information by reportable segment consists of the following:

(In thousands)	July 31, 2017	January 31, 2017
Total assets
North America	690,845	716,640
Europe	127,263	113,900
Total assets	$818,108	$830,540
Property and Equipment, net
North America	271,584	276,136
Europe	48,911	44,571
Total property and equipment, net	$320,495	$320,707

Note 12. Related Party Transactions

From time to time, we enter into transactions in the normal course of business with related parties. The accounting policies that we apply to our transactions with related parties are consistent with those applied in transactions with independent third parties.

Pursuant to a professional services agreement between us and Permira Advisers L.L.C. (the “Sponsor”), we agreed to pay the Sponsor an annual management fee of $0.5 million, payable quarterly, plus reasonable out-of-pocket expenses, in connection with the planning, strategy, and oversight support provided to management. We recorded $0.1 million for each of three months ended July 31, 2017 and 2016, and $0.3 million for each of the six months ended July 31, 2017 and 2016 in aggregate management fees and expenses to the Sponsor. Management fees payable to the Sponsor totaled $0.04 million as of July 31, 2017 and January 31, 2017. Management fees are included in professional fees in the condensed consolidated statement of operations.

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

Condensed Consolidating Balance Sheet
July 31, 2017 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$8,132	$16,463	$—	$24,595
Accounts receivable, net	—	47,385	13,808	—	61,193
Inventories, net	—	3,815	155	—	3,970
Prepaid expenses and other assets	59	2,278	1,124	—	3,461
Total current assets	59	61,610	31,550	—	93,219
Property and equipment, net	—	258,243	62,252	—	320,495
Goodwill	—	—	54,836	—	54,836
Other intangible assets, net	—	324,306	23,101	—	347,407
Other assets	—	1,878	273	—	2,151
Investment in subsidiaries	299,270	128,159	(821)	(426,608)	—
Total assets	$299,329	$774,196	$171,191	$(426,608)	$818,108
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$23	$13,977	$1,926	$—	$15,926
Accrued expenses	3,296	13,251	3,771	—	20,318
Current portion of long-term debt (net of deferred financing costs of $3,162)	1,000	—	—	—	1,000
Intercompany balances	(337,292)	302,385	34,907	—	—
Total current liabilities	(332,973)	329,613	40,604	—	37,244
Long-term debt, net of current portion (net of deferred financing costs of $3,414)	633,905	(822)	—	—	633,083
Deferred tax liabilities, net	(44,135)	138,986	7,593	—	102,444
Share-based compensation liability	—	35	—	—	35
Other long-term liabilities	—	2,607	163	—	2,770
Total liabilities	256,797	470,419	48,360	—	775,576
Total shareholder’s equity	42,532	303,777	122,831	(426,608)	42,532
Total liabilities and shareholder’s equity	$299,329	$774,196	$171,191	$(426,608)	$818,108

Condensed Consolidating Balance Sheet
January 31, 2017
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$30,607	$13,956	$—	$44,563
Accounts receivable, net	—	41,902	10,576	—	52,478
Inventories, net	—	3,622	99	—	3,721
Prepaid expenses and other current assets	35	3,201	909	—	4,145
Total current assets	35	79,332	25,540	—	104,907
Property and equipment, net	—	264,194	56,513	—	320,707
Goodwill	—	—	49,918	—	49,918
Other intangible assets, net	—	333,033	21,385	—	354,418
Other long-term assets	—	452	138	—	590
Investment in subsidiaries	297,137	109,766	—	(406,903)	—
Total assets	$297,172	$786,777	$153,494	$(406,903)	$830,540
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$56	$15,839	$1,802	$—	$17,697
Accrued expenses	3,258	14,377	4,220	—	21,855
Current portion of long-term debt (net of deferred financing costs of $3,080)	1,082	—	—	—	1,082
Intercompany balances	(341,847)	310,812	31,035	—	—
Total current liabilities	(337,451)	341,028	37,057	—	40,634
Long-term debt, net of current portion (net of deferred financing costs of $4,183)	634,395	—	—	—	634,395
Deferred tax liabilities, net	(42,166)	145,806	6,474	—	110,114
Share-based compensation liability	—	66	—	—	66
Other long-term liabilities	—	2,739	197	—	2,936
Total liabilities	254,778	489,639	43,728	—	788,145
Total shareholder’s equity	42,394	297,138	109,766	(406,903)	42,395
Total liabilities and shareholder’s equity	$297,172	$786,777	$153,494	$(406,903)	$830,540

Condensed Consolidating Statement of Operations
For the Three Months Ended July 31, 2017 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$55,239	$12,962	$—	$68,201
Operating expenses:
Employee related expenses	3	20,615	3,415	—	24,033
Rental expense	—	7,446	1,366	—	8,812
Repair and maintenance	—	3,127	314	—	3,441
Cost of goods sold	—	3,184	232	—	3,416
Facility expense	3	6,126	722	—	6,851
Professional fees	15	528	146	—	689
Other operating expenses	150	1,687	1,731	—	3,568
Depreciation and amortization	—	13,005	1,743	—	14,748
Gain on sale of equipment	—	(614)	8	—	(606)
Impairment of goodwill and other intangible assets	—	1,000	—	—	1,000
Impairment of long-lived assets	—	87	9	—	96
Total operating expenses	171	56,191	9,686	—	66,048
(Loss) income from operations	(171)	(952)	3,276	—	2,153
Other expenses (income):
Interest expense, net	10,170	38	2	—	10,210
Foreign currency exchange loss (gain), net	—	(532)	229	—	(303)
Other income, net	—	(10)	—	—	(10)
Total other expenses (income), net	10,170	(504)	231	—	9,897
(Loss) income before income tax (benefit) expense	(10,341)	(448)	3,045	—	(7,744)
Income tax (benefit) expense	(1,004)	(2,607)	816	—	(2,795)
(Loss) income before equity in net earnings of subsidiaries	(9,337)	2,159	2,229	—	(4,949)
Equity in net earnings of subsidiaries	4,388	2,229	—	(6,617)	—
Net (loss) income	$(4,949)	$4,388	$2,229	$(6,617)	$(4,949)

Condensed Consolidating Statement of Operations
For the Three Months Ended July 31, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$51,107	$12,093	$—	$63,200
Operating expenses:
Employee related expenses	14	21,169	3,084	—	24,267
Rental expense	—	5,822	1,018	—	6,840
Repair and maintenance	—	2,642	232	—	2,874
Cost of goods sold	—	2,133	167	—	2,300
Facility expense	3	5,971	675	—	6,649
Professional fees	9	921	196	—	1,126
Other operating expenses	136	1,614	1,648	—	3,398
Depreciation and amortization	—	13,561	1,514	—	15,075
Gain on sale of equipment	—	(969)	(7)	—	(976)
Impairment of long-lived assets	—	439	—	—	439
Total operating expenses	162	53,303	8,527	—	61,992
(Loss) income from operations	(162)	(2,196)	3,566	—	1,208
Other expenses:
Interest expense, net	10,614	12	—	—	10,626
Foreign currency exchange loss	—	205	526	—	731
Other income, net	—	(12)	—	—	(12)
Total other expenses	10,614	205	526	—	11,345
(Loss) income before income tax (benefit) expense	(10,776)	(2,401)	3,040	—	(10,137)
Income tax (benefit) expense	(1,070)	(1,947)	765	—	(2,252)
(Loss) income before equity in net earnings of subsidiaries	(9,706)	(454)	2,275	—	(7,885)
Equity in net earnings of subsidiaries	1,821	2,275	—	(4,096)	—
Net (loss) income	$(7,885)	$1,821	$2,275	$(4,096)	$(7,885)

Condensed Consolidating Statement of Operations
For the Six Months Ended July 31, 2017 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$108,035	$23,305	$—	$131,340
Operating expenses:
Employee related expenses	7	42,337	6,629	—	48,973
Rental expense	—	15,085	2,484	—	17,569
Repair and maintenance	—	6,068	541	—	6,609
Cost of goods sold	—	6,064	495	—	6,559
Facility expense	9	12,188	1,486	—	13,683
Professional fees	25	1,765	258	—	2,048
Other operating expenses	310	3,930	3,348	—	7,588
Depreciation and amortization	—	26,067	3,402	—	29,469
Gain on sale of equipment	—	(1,695)	(31)	—	(1,726)
Impairment of goodwill and other intangible assets	—	1,000	—	—	1,000
Impairment of long-lived assets	—	287	9	—	296
Total operating expenses	351	113,096	18,621	—	132,068
(Loss) income from operations	(351)	(5,061)	4,684	—	(728)
Other expenses (income):
Interest expense, net	20,144	55	(7)	—	20,192
Foreign currency exchange loss (gain), net	—	(314)	171	—	(143)
Other income, net	—	(10)	—	—	(10)
Total other expenses (income), net	20,144	(269)	164	—	20,039
(Loss) income before income tax (benefit) expense	(20,495)	(4,792)	4,520	—	(20,767)
Income tax (benefit) expense	(1,969)	(6,814)	1,176	—	(7,607)
(Loss) income before equity in net earnings of subsidiaries	(18,526)	2,022	3,344	—	(13,160)
Equity in net earnings of subsidiaries	5,366	3,344	—	(8,710)	—
Net (loss) income	$(13,160)	$5,366	$3,344	$(8,710)	$(13,160)

Condensed Consolidating Statement of Operations
For the Six Months Ended July 31, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$106,169	$22,063	$—	$128,232
Operating expenses:
Employee related expenses	46	42,553	6,358	—	48,957
Rental expense	—	12,536	1,814	—	14,350
Repair and maintenance	—	4,774	413	—	5,187
Cost of goods sold	—	5,088	274	—	5,362
Facility expense	11	12,226	1,368	—	13,605
Professional fees	61	1,828	329	—	2,218
Other operating expenses	294	3,551	3,137	—	6,982
Depreciation and amortization	—	27,194	2,990	—	30,184
Gain on sale of equipment	—	(1,617)	(17)	—	(1,634)
Impairment of goodwill and other intangible assets	—	84,046	—	—	84,046
Impairment of long-lived assets	—	439	—	—	439
Total operating expenses	412	192,618	16,666	—	209,696
(Loss) income from operations	(412)	(86,449)	5,397	—	(81,464)
Other expenses (income):
Interest expense, net	21,131	12	6	—	21,149
Foreign currency exchange loss (gain), net	—	(404)	642	—	238
Other income, net	—	(12)	—	—	(12)
Total other expenses (income), net	21,131	(404)	648	—	21,375
(Loss) income before income tax (benefit) expense	(21,543)	(86,045)	4,749	—	(102,839)
Income tax (benefit) expense	(2,153)	(22,172)	1,184	—	(23,141)
(Loss) income before equity in net earnings of subsidiaries	(19,390)	(63,873)	3,565	—	(79,698)
Equity in net earnings of subsidiaries	(60,308)	3,565	—	56,743	—
Net (loss) income	$(79,698)	$(60,308)	$3,565	$56,743	$(79,698)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Three Months Ended July 31, 2017 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(4,949)	$4,388	$2,229	$(6,617)	$(4,949)
Other comprehensive income:
Foreign currency translation adjustments	—	—	10,902	—	10,902
Other comprehensive income	—	—	10,902	—	10,902
Total comprehensive (loss) income	$(4,949)	$4,388	$13,131	$(6,617)	$5,953

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Three Months Ended July 31, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(7,885)	$1,821	$2,275	$(4,096)	$(7,885)
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $184	292	—	—	—	292
Foreign currency translation adjustments	—	—	(3,216)	—	(3,216)
Other comprehensive income, net of tax	292	—	(3,216)	—	(2,924)
Total comprehensive (loss) income	$(7,593)	$1,821	$(941)	$(4,096)	$(10,809)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Six Months Ended July 31, 2017 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(13,160)	$5,366	$3,344	$(8,710)	$(13,160)
Other comprehensive income:
Foreign currency translation adjustments	—	—	12,992	—	12,992
Other comprehensive income	—	—	12,992	—	12,992
Total comprehensive (loss) income	$(13,160)	$5,366	$16,336	$(8,710)	$(168)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Six Months Ended July 31, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(79,698)	$(60,308)	$3,565	$56,743	$(79,698)
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $365	586	—	—	—	586
Foreign currency translation adjustments	—	—	3,220	—	3,220
Other comprehensive income, net of tax	586	—	3,220	—	3,806
Total comprehensive (loss) income	$(79,112)	$(60,308)	$6,785	$56,743	$(75,892)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended July 31, 2017 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(13,160)	$5,366	$3,344	$(8,710)	$(13,160)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	—	443	43	—	486
Provision for excess and obsolete inventory	—	(6)	—	—	(6)
Share-based compensation expense	7	298	—	—	305
Gain on sale of equipment	—	(1,695)	(31)	—	(1,726)
Depreciation and amortization	—	26,067	3,402	—	29,469
Amortization of deferred financing costs	1,509	—	—	—	1,509
Deferred income taxes	(1,969)	(6,820)	481	—	(8,308)
Amortization of above market lease	—	(76)	—	—	(76)
Impairment of goodwill and other intangible assets	—	1,000	—	—	1,000
Impairment of long-lived assets	—	287	9	—	296
Equity in net earnings of subsidiaries, net of taxes	(5,366)	(3,344)	—	8,710	—
Changes in assets and liabilities:
Accounts receivable	—	(5,926)	(2,241)	—	(8,167)
Inventories	—	(187)	(48)	—	(235)
Prepaid expenses and other assets	(24)	993	(288)	—	681
Accounts payable and other liabilities	6	(3,892)	(851)	(2)	(4,739)
Net cash (used in) provided by operating activities	(18,997)	12,508	3,820	(2)	(2,671)
Investing activities
Purchases of property and equipment	—	(13,999)	(2,875)	—	(16,874)
Proceeds from sale of equipment	—	1,525	(1,022)	—	503
Net cash used in investing activities	—	(12,474)	(3,897)	—	(16,371)
Financing activities
Intercompany investments and loans	21,078	(22,509)	3,877	(2,446)	—
Repayments of long-term debt	(2,081)	—	—	—	(2,081)
Net cash provided by (used in) financing activities	18,997	(22,509)	3,877	(2,446)	(2,081)
Effect of foreign currency translation on cash	—	—	(1,293)	2,448	1,155
Net (decrease) increase in cash and cash equivalents	—	(22,475)	2,507	—	(19,968)
Cash and cash equivalents, beginning of period	—	30,607	13,956	—	44,563
Cash and cash equivalents, end of period	$—	$8,132	$16,463	$—	$24,595

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended July 31, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(79,698)	$(60,308)	$3,565	$56,743	$(79,698)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts, net	—	510	(75)	—	435
Share-based compensation expense	46	(85)	—	—	(39)
Gain on sale of equipment	—	(1,617)	(17)	—	(1,634)
Depreciation and amortization	—	27,194	2,990	—	30,184
Amortization of deferred financing costs	1,432	—	—	—	1,432
Deferred income taxes	(2,152)	(22,174)	—	—	(24,326)
Amortization of above market lease	—	(76)	—	—	(76)
Impairment of goodwill and other intangible assets	—	84,046	—	—	84,046
Impairment of long-lived assets	—	439	—	—	439
Equity in net earnings of subsidiaries, net of taxes	60,308	(3,565)	—	(56,743)	—
Changes in assets and liabilities:
Accounts receivable	—	7,588	(3,017)	—	4,571
Inventories	—	4,069	1	—	4,070
Prepaid expenses and other current assets	(33)	(388)	37	—	(384)
Accounts payable and other liabilities	(54)	(6,982)	772	—	(6,264)
Net cash (used in) provided by operating activities	(20,151)	28,651	4,256	—	12,756
Investing activities
Purchases of property and equipment	—	(22,201)	(2,478)	—	(24,679)
Proceeds from sale of equipment	—	2,401	113	—	2,514
Net cash used in investing activities	—	(19,800)	(2,365)	—	(22,165)
Financing activities
Intercompany investments and loans	22,240	(21,181)	(480)	(579)	—
Repayment of long-term debt	(2,081)	—	—	—	(2,081)
Return of capital to BakerCorp International Holdings, Inc.	(8)	—	—	—	(8)
Net cash provided by (used in) financing activities	20,151	(21,181)	(480)	(579)	(2,089)
Effect of foreign currency translation on cash	—	—	(198)	579	381
Net (decrease) increase in cash and cash equivalents	—	(12,330)	1,213	—	(11,117)
Cash and cash equivalents, beginning of period	—	34,014	10,740	—	44,754
Cash and cash equivalents, end of period	$—	$21,684	$11,953	$—	$33,637

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

We serve customers in over 15 industries, including construction, refinery, industrial and environmental services, chemicals, and oil, gas and power. During the six months ended July 31, 2017, no single customer accounted for more than 10% of our total revenue.

The demand for our services in the upstream segment of the oil and gas industry, which comprised approximately 7.0% and 8.1% of our total revenue for the three and six months ended July 31, 2017, respectively, depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile and the substantial reductions in crude oil prices that began in October 2014 and has continued through 2017, have resulted in a decline in the level of drilling and production activity, reducing the demand for containment solutions in the basins in which we operate. During the three months ended July 31, 2017 and during the fiscal year ended January 31, 2017, we recorded charges totaling $1.0 million and $116.3 million, respectively, associated with the impairment of all of our goodwill and a portion of our other intangible assets within our North American segment as a result of the sustained decline in oil prices, together with the projected market expectations of a slow recovery of such prices, making it more likely than not that the fair value of these assets had decreased below their respective carrying values. A further reduction in crude oil and natural gas prices could lead to continued declines in the level of production activity and demand for our services, which could result in the recognition of additional impairment charges on our intangible assets and property and equipment associated with our North American operations.

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

Geographic Operations

Our branches and employees by reportable segment were as follows:

	July 31,
	2017	2016	Change
Branches:
Number of branches-North American Segment	46	48	(2)
Number of branches-European Segment	11	11	—
Total branches	57	59	(2)
Employees:
Number of employees-North American Segment	769	770	(1)
Number of employees-European Segment	146	122	24
Total employees	915	892	23

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the six months ended July 31, 2017 to the items that we disclosed as our critical accounting policies, estimates, and judgments included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

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

Condensed Consolidated Statements of Operations (unaudited)

The following table presents our results of operations as follows:

	Three Months Ended July 31,				Six Months Ended July 31,
	2017		2016		2017		2016
(In thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Rental revenue	$54,654	80.1%	$51,444	81.4%	$105,467	80.3%	$103,765	80.9%
Sales revenue	5,230	7.7%	3,762	6.0%	9,928	7.6%	8,696	6.8%
Service revenue	8,317	12.2%	7,994	12.6%	15,945	12.1%	15,771	12.3%
Total revenue	68,201	100.0%	63,200	100.0%	131,340	100.0%	128,232	100.0%
Operating expenses:
Employee related expenses	24,033	35.2%	24,267	38.4%	48,973	37.3%	48,957	38.2%
Rental expenses	8,812	12.9%	6,840	10.8%	17,569	13.4%	14,350	11.2%
Repair and maintenance	3,441	5.0%	2,874	4.5%	6,609	5.0%	5,187	4.0%
Cost of goods sold	3,416	5.0%	2,300	3.6%	6,559	5.0%	5,362	4.2%
Facility expenses	6,851	10.0%	6,649	10.5%	13,683	10.4%	13,605	10.6%
Professional fees	689	1.0%	1,126	1.8%	2,048	1.6%	2,218	1.7%
Other operating expenses	3,568	5.2%	3,398	5.4%	7,588	5.8%	6,982	5.4%
Depreciation and amortization	14,748	21.6%	15,075	23.9%	29,469	22.4%	30,184	23.5%
Gain on sale of equipment	(606)	(0.9)%	(976)	(1.5)%	(1,726)	(1.3)%	(1,634)	(1.3)%
Impairment of goodwill and other intangible assets	1,000	1.5%	—	—%	1,000	0.8%	84,046	65.5%
Impairment of long-lived assets	96	0.1%	439	0.7%	296	0.2%	439	0.3%
Total operating expenses	66,048	96.6%	61,992	98.1%	132,068	100.6%	209,696	163.3%
Income (loss) from operations	2,153	3.4%	1,208	1.9%	(728)	(0.6)%	(81,464)	(63.3)%
Other expense:
Interest expense, net	10,210	15.0%	10,626	16.8%	20,192	15.4%	21,149	16.5%
Foreign currency exchange loss (gain), net	(303)	(0.4)%	731	1.2%	(143)	(0.1)%	238	0.2%
Other income, net	(10)	—%	(12)	—%	(10)	—%	(12)	—%
Total other expenses, net	9,897	14.6%	11,345	18.0%	20,039	15.3%	21,375	16.7%
Loss before income taxes	(7,744)	(11.2)%	(10,137)	(16.1)%	(20,767)	(15.9)%	(102,839)	(80.0)%
Income tax benefit	(2,795)	(4.1)%	(2,252)	(3.6)%	(7,607)	(5.8)%	(23,141)	(18.0)%
Net loss	$(4,949)	(7.1)%	$(7,885)	(12.5)%	$(13,160)	(10.1)%	$(79,698)	(62.0)%

Non-U.S. GAAP Financial Measures

The following is a reconciliation of our net loss to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2017	2016	2017	2016
Net loss	$(4,949)	$(7,885)	$(13,160)	$(79,698)
Interest expense, net	10,210	10,626	20,192	21,149
Income tax benefit	(2,795)	(2,252)	(7,607)	(23,141)
Depreciation and amortization	14,748	15,075	29,469	30,184
EBITDA	$17,214	$15,564	$28,894	$(51,506)
Foreign currency exchange loss (gain), net	(303)	731	(143)	238
Financing related costs	36	31	72	66
Severance related costs	46	535	46	584
Sponsor management fees	125	141	258	279
Share-based compensation expense (income)	167	233	305	(39)
Impairment of goodwill and other intangible assets	1,000	—	1,000	84,046
Impairment of long-lived assets	96	439	296	439
Branch closure and consolidation	33	(19)	78	85
Rent ready optimization concept	218	—	326
Tax and accounting related fees	28	203	287	239
Capital conversion	282	—	562	—
Other	207	168	302	69
Adjusted EBITDA	$19,149	$18,026	$32,283	$34,500
Adjusted EBITDA margin	28.1%	28.5%	24.6%	26.9%
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

Results of Operations
Three Months Ended July 31, 2017 Compared to July 31, 2016

	Three Months Ended July 31,
(In thousands, except Operating Data)	2017	2016	$ Change		% Change
North America
Rental revenue	$44,765	$41,759	$3,006		7.2%
Sales revenue	4,972	3,732	1,240		33.2%
Service revenue	7,536	7,246	290		4.0%
Total North America revenue	57,273	52,737	4,536		8.6%
Total operating expenses(3)	58,956	56,075	2,881		5.1%
Loss from operations	$(1,683)	$(3,338)	$1,655		49.6%
Europe
Rental revenue	$9,889	$9,685	$204		2.1%
Sales revenue	258	30	228		100.0%
Service revenue	781	748	33		4.4%
Total European revenue	10,928	10,463	465		4.4%
Total operating expenses(3)	7,092	5,917	1,175		19.9%
Income from operations	$3,836	$4,546	$(710)		(15.6)%
Consolidated
Total revenue	$68,201	$63,200	$5,001		7.9%
Total operating expenses	66,048	61,992	4,056		6.5%
Total loss from operations	$2,153	$1,208	$945		(78.2)%

Operating Data:
North America
Average utilization (1)	48.6%	41.8%	680	bps
Average daily rental rate (2)	$28.55	$30.32	$(1.77)		(5.8)%
Average number of rental units	22,649	23,515	(866)		(3.7)%
Europe
Average utilization (1)	43.2%	55.0%	(1,180	) bps
Average daily rental rate (2)	$83.90	$88.45	$(4.55)		(5.1)%
Average number of rental units	2,083	1,544	539		34.9%
Consolidated
Average utilization (1)	48.1%	42.6%	550	bps
Average daily rental rate (2)	$32.73	$34.94	$(2.21)		(6.3)%
Average number of rental units	24,732	25,059	(327)		(1.3)%

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

(3)
Total operating expenses by reporting segment excludes inter-segment allocations from North America to Europe of $1.0 million and $0.9 million for the three months ended July 31, 2017 and 2016, respectively.

Revenue

North America
Our North American segment saw overall growth in all of its major industries. North American industry growth was primarily seen within our maintenance end market of $2.0 million, or 7.3%. This was driven by an increase in plant maintenance activities with new and existing customers. Upstream oil and gas was down slightly by $0.1 million, or 2.2%. The increase in the construction industry of $1.4 million, or 12.0% was due to our increased focus in this growing market and the recognition of one of our fixed installation electrocoagulation jobs. All other increases are spread across our environmental and diversified customer base. Our average utilization rate increased 680 bps. Our average daily rental rate declined due to continued competitive pricing pressures in the marketplace. The rental revenue increase in these industries also positively impacted our sales and service revenue.

Europe
Our European segment revenue increased primarily due to an increase in revenues within our refinery customers of $1.1 million, or 89.9%, our chemical customers of $0.3 million, or 12.6% and our manufacturing customers of $0.3 million, or 46.9%. These increases were partially offset by a decrease in revenue within our environmental customers of $1.0 million, or 46.2%. The increases are primarily due to the introduction of our pumps and filtration line of business partially offset by a large environmental project in the prior year that did not recur in the current year. Average utilization decreased 1180 bps primarily due to the 34.8% growth in the number of rental units as our expansion into the pump and filtration business continues to grow. The decrease in our average daily rental rate is due to pricing pressures from new competition entering the market.

Operating Expenses

North America

The increase in total operating expenses of $2.9 million was due to the following:

•
$1.7 million increase in rental expenses primarily due to a $0.7 million increase in outside hauling due to the repositioning of assets to meet market demands as well as cost to transport our assets to refurbishment centers. Rebill and rerent expenses increased $0.9 million as a result of higher rental revenue.

•	$1.0 million increase in cost of goods sold as a result of higher sales revenue and the recognition of revenue on one of our fixed installation electrocoagulation jobs.

•
$0.5 million increase in repair and maintenance expense as part of our initiative to get the majority of our network Rental Ready Optimization Concept (“RROC”) certified. The RROC program has many features, in particular maintaining certain levels of rent readiness throughout the network in anticipation of demand.

•	$0.4 million decrease in the gain on sale of equipment due to lower used equipment sales.

•	$0.2 million increase in other operating expenses due to higher travel and personnel recruiting.

•	$1.0 million increase in other intangible assets impairment due to a lower than projected forecast.

The above increases were partially offset by the following decreases:

•
$0.6 million decrease in employee related expenses is primarily related to a $0.3 million decrease in severance costs and a $0.3 million decrease in workers’ compensation. The decline in severance expense is due to a charge during the three months ended July 31, 2016 that did not occur during the three months ended July 31, 2017. Workers’ compensation declined due to lower rates in fiscal year 2018 and a $0.2 million overpayment.

•
$0.6 million decrease in depreciation and amortization expense due to more assets becoming fully depreciated before the start of fiscal year 2018 than the depreciation on newly acquired assets as well as the impairment of certain identified assets during the year ended January 31, 2017.

•	$0.4 million decrease in professional fees due to the reversal of a legal accrual due to the expiration of the statute of limitations and lower accounting fees.

•	$0.3 million decrease related to an impairment of $0.4 million during the three months ended July 31, 2016 that did not occur to the same degree during the three months ended July 31, 2017.

Europe
The increase in total operating expenses of $1.2 million was due to the following:

•$0.2 million increase in filtration cost of sales due to increased sales and rental revenue.

•
$0.4 million increase in employee related expenses primarily in wages for operations. Employee related expenses increased primarily due to an increase in headcount of 24 employees, or 19.7%, from 122 employees as of July 31, 2016 to 146 employees as of July 31, 2017.

•	$0.3 million increase in rental expenses to reposition equipment to locations with the highest utilization resulting in an increase in rental revenue.

•	$0.2 million increase in depreciation and amortization expense as a result of the increase in fixed assets specifically related to the introduction of the pump and filtration business line.
•$0.1 million increase in facility expense due to the increase in rental equipment at our facilities.

Income Tax Benefit
Income tax benefit during the three months ended July 31, 2017 increased by $0.5 million to $2.8 million from $2.3 million during the three months ended July 31, 2016. The tax benefit increase was primarily due to an impairment of non-deductible goodwill during the three months ended July 31, 2016, partially offset by a decrease in book losses.

Results of Operations
Six Months Ended July 31, 2017 Compared to July 31, 2016

	Six Months Ended July 31,
(In thousands, except Operating Data)	2017	2016	$ Change		% Change
North America
Rental revenue	$87,469	$86,224	$1,245		1.4%
Sales revenue	9,470	8,658	812		9.4%
Service revenue	14,512	14,330	182		1.3%
Total North America revenue	111,451	109,212	2,239		2.1%
Total operating expenses(3)	118,438	197,979	(79,541)		(40.2)%
Loss from operations	$(6,987)	$(88,767)	$81,780		92.1%
Europe
Rental revenue	17,998	$17,541	$457		2.6%
Sales revenue	458	$38	420		100.0%
Service revenue	1,433	$1,441	(8)		(0.6)%
Total European revenue	19,889	19,020	869		4.6%
Total operating expenses(3)	13,630	11,717	1,913		16.3%
Income from operations	$6,259	$7,303	$(1,044)		14.3%
Consolidated
Total revenue	$131,340	$128,232	$3,108		2.4%
Total operating expenses	132,068	209,696	(77,628)		(37.0)%
Total loss from operations	$(728)	$(81,464)	$80,736		99.1%

Operating Data:
North America
Average utilization (1)	47.1%	43.7%	340	bps
Average daily rental rate (2)	$28.93	$30.07	$(1.14)		(3.8)%
Average number of rental units	22,679	23,302	(623)		(2.7)%
Europe
Average utilization (1)	41.2%	50.8%	(960	) bps
Average daily rental rate (2)	$82.86	$88.33	$(5.47)		(6.2)%
Average number of rental units	2,032	1,521	511		33.6%
Consolidated
Average utilization (1)	46.6%	44.1%	250	bps
Average daily rental rate (2)	$32.85	$34.18	$(1.33)		(3.9)%
Average number of rental units	24,711	24,823	(112)		(0.5)%

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

(3)
Total operating expenses by reporting segment excludes inter-segment allocations from North America to Europe of $1.8 million and 1.7 million for the six months ended July 31, 2017 and 2016, respectively.

Revenue

North America
Our North American segment revenue increased primarily due to increases in our construction industry of $2.4 million, or 11.1%, as we continue to increase our focus in this growing market as well as the recognition of one of our fixed installation electrocoagulation jobs. We additionally saw increases in some of our secondary markets, consisting of food, manufacturing and mining industries totaling $1.5 million, or 27.3%. The results during the three months ended July 31, 2017, were a continuation and acceleration of the growth we experienced during the first quarter of 2017. These increases were partially offset by declines in both our maintenance and oil and gas end markets by $1.5 million, or 2.6% and $0.8 million, or 7.4%, respectively. The year to date performance is driven by the first quarter of fiscal year 2018 still correcting due to very low oil prices. Both oil and gas and maintenance end markets were still depressed in the first quarter of fiscal 2018 as the customers committed activities completed, however beginning in the second quarter of fiscal 2018 we began to see new customer commitments. Our average utilization rate increased by 340 bps. Our average daily rental rate declined due to competitive pricing pressures in the marketplace. The increase in rental revenue of these industries also drove the increase in our service revenue.

Europe
Our European segment revenue increased due to an increase in revenues in refinery customers of $1.8 million, or 71.0% and industrial service customers of $0.4 million, or 9.5%. These increases were partially offset by a decrease in revenue from our environmental remediation customers of $2.0 million, or 48.0%. The increase was primarily due to the introduction of our pumps and filtration line of business partially offset by a large project in the prior year that did not recur in the current year. Average utilization decreased 960 bps primarily due to the 33.6% growth in the average number of rental units as our expansion into the pump and filtration business continues to expand. The decrease in our average daily rental rate was due to pricing pressures from new competition entering the market.

Operating Expenses

North America

The decrease in total operating expenses of $79.5 million was due to the following:

•
$83.0 million decrease in goodwill and other intangible asset impairments was due to a $84.0 goodwill impairment recorded during the first quarter of the fiscal 2016, partially offset by an impairment of our trade name indefinite-lived intangible asset of $1.0 million recorded during the three months ended July 31, 2017.

•
$1.1 million decrease in depreciation and amortization expense due to more assets becoming fully depreciated before the start of fiscal year 2018 than the depreciation on new assets as well as the impairment of certain identified assets during the year ended January 31, 2017.

•
$0.3 million decrease in employee related expenses primarily due to a $0.6 million decrease in bonus, and a $0.4 million decrease in severance. The decrease in bonus expense was the result of our operating results being less than expected. The decrease in severance is due to a charge during the prior year that did not occur in the current period. These decreases were partially offset by an increase in insurance costs of $0.4 million due to a number of large claims in health insurance under our self-insured plan offset by lower workers comp insurance. Share-based compensation expense increased $0.3 million due to the reduction of share-based compensation as a result of the remeasurement of stock option awards accounted for as liability awards during the period ended July 31, 2016.

The above decreases were partially offset by the following increases:

•
$2.7 million increase in rental expense primarily due to a $1.6 million increase in outside hauling due to the repositioning of assets to meet market demands as well as costs to transport our assets to refurbishment centers.

•
$1.3 million increase in repair and maintenance primarily due to the $0.6 million reversal of a regulatory liability in the period ended July 31, 2016 and a $0.6 million increase in rental asset repair and maintenance.

•	$0.8 million increase in cost of goods due to the recognition of revenue on one of our fixed installation electrocoagulation jobs.

•	$0.5 million increase in other operating expenses primarily due to a $0.3 million increase to personnel, recruitment and travel.

Europe
The increase in total operating expenses of $1.9 million is due primarily to the following:

•	$0.5 million increase in rental expenses related to the reposition of equipment to locations with the highest utilization resulting in an increase in rental revenue.
•$0.4 million increase in depreciation and amortization as a result of an increased rental fleet due to the addition of pump and filtration equipment.

•
$0.3 million increase in employee related expenses due to the increase in headcount to support the growth in the European business. Our headcount increased by 24 employees, or 19.7%, from 122 employees as of July 31, 2016 to 146 employees as of July 31, 2017.

•	$0.3 million increase in filtration cost of sales due to increased sales revenue. The increase in sales revenue is a byproduct of our increased rental revenue.

•	$0.3 million increase in facility expenses to support our growth of equipment at our branch locations and our increase in revenue.

•	$0.1 million increase in other operating expenses primarily related to staffing and business development expenses.

Income Tax Benefit
Income tax benefit during the six months ended July 31, 2017 decreased by $15.5 million to $7.6 million from $23.1 million during the six months ended July 31, 2016. The tax benefit decrease was primarily due to a decrease in book losses for the six months ended July 31, 2017, partially offset by impairment of non-deductible goodwill which was a discrete item for the six months ended July 31, 2016.

Liquidity and Capital Resources

Liquidity Summary
We have a history of generating higher cash flow from operations than net income (loss) recorded during the same period. The cash flow to fund our business has historically been generated from operations. We utilize this cash flow to invest in property and equipment that are core to our business and to reduce debt. We invest in assets that have relatively long useful lives. The Internal Revenue Code allows us to accelerate the depreciation of these assets for tax purposes over a much shorter period allowing us to defer the payment of income taxes.

Cash and cash equivalents by geographic region were the following:

(In thousands)	July 31, 2017	January 31, 2017	$ Change	% Change
United States	$8,132	$30,608	$(22,476)	(73.4)%
Europe	14,816	13,438	1,378	10.3%
Canada	1,647	517	1,130	218.6%
Total cash and cash equivalents	$24,595	$44,563	$(19,968)	(44.8)%

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

We have not made long-term commitments to purchase equipment. Additionally, the period of time between when we place an order for equipment and when we begin to receive it is typically two to four months. This ordering process enables us to quickly reduce our capital spending during periods of economic slowdown. During periods of expansion, we fund our investments in equipment utilizing our cash flow from operations or borrowings. Management believes our cash flow from operations and available under our credit facility will be sufficient to fund our current operating needs and capital expenditures for at least the next 12 months; however, there can be no assurance that this will be the case.

We may use funds to repurchase our outstanding indebtedness from time to time, including outstanding indebtedness under our credit facility and notes. Repurchases may be made in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms we deem appropriate and subject to our cash requirements for other purposes, compliance with the covenants under our debt agreements, and other factors management deems relevant. In addition to repurchasing our indebtedness we regularly review our capital structure and market conditions with respect to refinancing our existing indebtedness incurring new indebtedness.

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
On July 31, 2017, we did not have an outstanding balance on the Revolving Credit Facility, as a result, we were not subject to a leverage test. Additionally, we were in compliance with all of our requirements and covenant tests under the Credit Facility.
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
Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. We amortized $0.8 million and $0.7 million of deferred financing costs during the three months ended July 31, 2017 and 2016, respectively. We amortized $1.5 million and $1.4 million of deferred financing costs during the six months ended July 31, 2017 and 2016, respectively.

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

Interest and Fees
Interest and fees related to our Credit Facility and the Notes were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(In thousands)	2017	2016	2017	2016
Credit Facility interest and fees(1)	$4,777	$4,867	$9,636	$9,637
Notes interest and fees (2)	5,304	5,274	10,600	10,541
Total interest and fees	$10,081	$10,141	$20,236	$20,178

(1)	Interest on the Amended Term Loan is payable quarterly based upon an interest rate of 4.25%.

(2)	Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt
As of July 31, 2017, the schedule of minimum required principal payments on our debt for each of the fiscal years ending January 31 are due according to the table below:

(In thousands)
Remainder of the fiscal year ending January 31, 2018	$2,082
2019	4,163
2020	634,414
Total	$640,659

Sources and Uses of Cash
Our sources and uses of cash for selected line items in our condensed consolidated statements of cash flows were the following:

	Six Months Ended July 31,
(In thousands)	2017	2016	$ Change
Net loss	$(13,160)	$(79,698)	$66,538
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	486	435	51
Provision for excess and obsolete inventory, net	(6)	—	(6)
Share-based compensation expense	305	(39)	344
Gain on sale of equipment	(1,726)	(1,634)	(92)
Depreciation and amortization	29,469	30,184	(715)
Amortization of deferred financing costs	1,509	1,432	77
Deferred income taxes	(8,308)	(24,326)	16,018
Amortization of above-market lease	(76)	(76)	—
Impairment of goodwill and other intangible assets	1,000	84,046	(83,046)
Impairment of long-lived assets	296	439	(143)
Changes in assets and liabilities:
Accounts receivable	(8,167)	4,571	(12,738)
Inventories	(235)	4,070	(4,305)
Prepaid expenses and other assets	681	(384)	1,065
Accounts payable and other liabilities	(4,739)	(6,264)	1,525
Cash (used in) provided by operating activities	(2,671)	12,756	(15,427)
Cash used in investing activities	(16,371)	(22,165)	5,794
Cash used in financing activities	(2,081)	(2,089)	—
Effect of foreign currency translation on cash	1,155	381	774
Net decrease in cash and cash equivalents	$(19,968)	$(11,117)	$(8,851)

Cash (Used in) Provided by Operating Activities
Cash flow used in operations during the six months ended July 31, 2017 totaled $2.7 million, a decrease of $15.4 million compared to the six months ended July 31, 2016. This decrease was primarily related to the following:

•
The change in accounts receivable resulted in a $12.7 million decrease to cash provided by operating activities as a result of declining revenues during the six months ended July 31, 2016 compared to growing revenues during the six months ended July 31, 2017.

•	The change in inventories resulted in a $4.3 million decrease to cash provided by operating activities due to the completion and transfer of assembled equipment to our rental fleet.

•	The change in the impairment of long-lived assets resulted in a $0.1 million decrease due to a higher impairment in the prior fiscal period.

•
The change in depreciation and amortization resulted in a $0.7 million decrease, primarily due to the higher disposition of aged equipment and the impairment of long-lived assets in the third quarter of fiscal year 2017.

The decreases above are partially offset by the following:

•	Net loss decreased $66.5 million from a net loss of $79.7 million during the six months ended July 31, 2016 to a net loss of $13.2 million during the six months ended July 31, 2017.

•	The change in deferred income taxes resulted in a $16.0 million increase to cash provided by operating activities.

•	The change in accounts payable and other liabilities resulted in a $1.5 million increase to cash used in operating activities primarily due to cost saving initiatives implemented in the current year.

•
The change in prepaid expenses and other assets resulted in a $1.1 million increase, primarily due to a decrease in payments of software support subscriptions and collections of miscellaneous receivables.

•
The change in share-based compensation expense resulted in a $0.3 million increase, primarily due to the remeasurement of our stock options accounted for as liability awards in the six months ended July 31, 2016.

Cash Used In Investing Activities
Cash used in investing activities consists of cash used to purchase property and equipment, partially offset by proceeds from the sale of equipment from our rental fleet. Purchases of property and equipment totaled $16.9 million and $24.7 million during the six months ended July 31, 2017 and 2016, respectively. Proceeds from equipment sales totaled $0.5 million and $2.5 million during the six months ended July 31, 2017 and 2016, respectively. The decrease in capital expenditures was due to prior year accelerated capital spending to increase the quality of our rental fleet.

Cash Used In Financing Activities

Cash used in financing activities represents principal payments on our debt.

Effect of Exchange Rate Changes on Cash
The effect of foreign currency translation on cash resulted in an increase of $1.2 million and $0.4 million to cash and cash equivalents during the six months ended July 31, 2017 and 2016, respectively. The Euro/USD, the British Pound Sterling/USD and Canadian dollar/USD spot rates changed from 1.117, 1.322, and 0.767, respectively, as of July 31, 2016 to 1.175, 1.314, and 0.803, respectively, as of July 31, 2017.

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

Our interest rate swaps expired as of July 31, 2016 and we are not a party to any new interest rate swaps since their expiration. We are always evaluating the interest rate risk exposure and could enter into agreements to manage our risk.

Contractual Obligations
There has been no material change to our contractual obligations as disclosed in our 2017 Annual Report.

Off-Balance Sheet Arrangements
    As of July 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. As of July 31, 2017, our total indebtedness was $640.7 million (including $240.0 million aggregate principal amount of 8.25% senior notes due 2019 and $400.7 million aggregate principal amount outstanding of LIBOR term loans (subject to a 1.25% floor) under our term loan facility). A 100 basis point increase or decrease in the assumed interest rates on the credit facilities would result in a $1.5 million increase or decrease in reported net loss for the six months ended July 31, 2017.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2017.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BAKERCORP INTERNATIONAL, INC.

Date:	September 14, 2017	By:	/s/ Robert Craycraft
Robert Craycraft
President and Chief Executive Officer

		By:	/s/ Raymond Aronoff
Raymond Aronoff
Chief Operating Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document