Form 10-Q
period 2017-10-31
BakerCorp International, Inc.
filed 2017-12-13
CIK 1550377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
 FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2017
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

There is no public market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, par value $0.01 per share, outstanding on December 12, 2017.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	October 31, 2017	January 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,565	$44,563
Accounts receivable, net of allowance for doubtful accounts of $5,914 and $5,152, respectively	69,240	52,478
Inventories, net	4,326	3,721
Prepaid expenses and other assets	3,047	4,145
Total current assets	105,178	104,907
Property and equipment, net	313,570	320,707
Goodwill	54,251	49,918
Other intangible assets, net	343,103	354,418
Other assets	1,295	590
Total assets	$817,397	$830,540
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$20,049	$17,697
Accrued expenses	24,983	21,855
Current portion of long-term debt (net of deferred financing costs of $3,210 and $3,080, respectively)	953	1,082
Total current liabilities	45,985	40,634
Long-term debt, net of current portion (net of deferred financing costs of $1,768 and $4,183, respectively)	633,687	634,395
Deferred tax liabilities, net	98,687	110,114
Share-based compensation liability	35	66
Other long-term liabilities	2,492	2,936
Total liabilities	780,886	788,145
Commitments and contingencies
Shareholder’s equity:
Common stock, $0.01 par value; 100,000 shares authorized; 100 shares issued and outstanding as of October 31, 2017 and January 31, 2017	—	—
Additional paid-in capital	393,534	393,094
Accumulated other comprehensive loss	(30,277)	(41,537)
Accumulated deficit	(326,746)	(309,162)
Total shareholder’s equity	36,511	42,395
Total liabilities and shareholder’s equity	$817,397	$830,540

See Accompanying Notes

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Revenue:
Rental revenue	$60,042	$55,592	$165,508	$159,357
Sales revenue	4,468	4,327	14,396	13,023
Service revenue	9,279	8,393	25,225	24,164
Total revenue	73,789	68,312	205,129	196,544
Operating expenses:
Employee related expenses	24,620	23,458	73,593	72,415
Rental expenses	9,827	9,032	27,396	23,382
Repair and maintenance	3,691	2,973	10,300	8,160
Cost of goods sold	2,492	2,431	9,051	7,793
Facility expenses	7,203	6,417	20,886	20,022
Professional fees	3,208	758	5,256	2,976
Other operating expenses	4,537	3,519	12,125	10,501
Depreciation and amortization	15,000	15,018	44,469	45,202
Gain on sale of equipment	(964)	(1,003)	(2,690)	(2,637)
Impairment of goodwill and other intangible assets	—	—	1,000	84,046
Impairment of long-lived assets	859	3,933	1,155	4,372
Total operating expenses	70,473	66,536	202,541	276,232
Income (loss) from operations	3,316	1,776	2,588	(79,688)
Other expenses:
Interest expense, net	10,281	10,121	30,473	31,270
Foreign currency exchange gain, net	167	720	24	958
Other income, net	(5)	(5)	(15)	(17)
Total other expenses, net	10,443	10,836	30,482	32,211
Loss before income tax benefit	(7,127)	(9,060)	(27,894)	(111,899)
Income tax benefit	(2,703)	(2,604)	(10,310)	(25,745)
Net loss	$(4,424)	$(6,456)	$(17,584)	$(86,154)

See Accompanying Notes

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (loss) (unaudited)
(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016
Net loss	$(4,424)	$(6,456)	$(17,584)	$(86,154)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $365 for the nine months ended October 31, 2016	—	—	—	586
Foreign currency translation adjustments	(1,732)	(2,553)	11,260	667
Other comprehensive income (loss)	(1,732)	(2,553)	11,260	1,253
Total comprehensive loss	$(6,156)	$(9,009)	$(6,324)	$(84,901)

See Accompanying Notes

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended October 31,
	2017	2016
Operating activities
Net loss	$(17,584)	$(86,154)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	914	887
Provision for excess and obsolete inventory, net	74	—
Share-based compensation	446	135
Gain on sale of equipment	(2,690)	(2,637)
Depreciation and amortization	44,469	45,202
Amortization of deferred financing costs	2,285	2,168
Deferred income taxes	(11,960)	(27,426)
Amortization of above-market lease	(114)	(114)
Impairment of goodwill and other intangible assets	1,000	84,046
Impairment of long-lived assets	1,155	4,372
Changes in assets and liabilities:
Accounts receivable	(16,828)	1,378
Inventories	(676)	3,517
Prepaid expenses and other assets	1,133	(573)
Accounts payable and other liabilities	4,661	612
Net cash provided by operating activities	6,285	25,413
Investing activities
Purchases of property and equipment	(24,149)	(29,771)
Proceeds from sale of equipment	3,898	3,784
Changes in restricted cash	—	(1,096)
Net cash used in investing activities	(20,251)	(27,083)
Financing activities
Repayment of long-term debt	(3,122)	(3,122)
Return of capital to BakerCorp International Holdings, Inc.	—	(15)
Net cash used in financing activities	(3,122)	(3,137)
Effect of foreign currency translation on cash	1,090	586
Net decrease in cash and cash equivalents	(15,998)	(4,221)
Cash and cash equivalents, beginning of period	44,563	44,754
Cash and cash equivalents, end of period	$28,565	$40,533

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$23,182	$24,333
Income taxes	$2,585	$1,889
Non-cash financing and investing activities:
Return of capital to BakerCorp International Holdings, Inc. related to a settlement of options for shares of common stock in BakerCorp International Holdings Inc.	$—	$8

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

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary for a fair statement of our results of operations and financial position for the interim periods. The results of operations for the three and nine months ended October 31, 2017 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Note 2. Accounting Pronouncements

Recently Issued Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities”. ASU No. 2017-12 amends the current hedge accounting model and requires certain new or modified disclosures to enable entities to better portray the economics of their risk management activities in their financial statements. For public business entities, the amendments in ASU No. 2017-12 are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments in ASU No. 2017-12 are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. We are currently assessing the impact the adoption of ASU No. 2017-12 will have on our condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718)”. The guidance clarifies how an entity should account for effects of a modification of a share-based payment. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. We are currently assessing the impact the adoption of ASU No. 2017-09 will have on our condensed consolidated financial statements.

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

Note 3. Changes in Accumulated Other Comprehensive Loss

The following table includes the change in foreign currency translation adjustments to the components of accumulated other comprehensive loss:

	Three Months Ended October 31,
(In thousands)	2017	2016
Balance, beginning of period	$(28,545)	$(35,861)
Other comprehensive loss before reclassifications	(1,732)	(2,553)
Net other comprehensive income	(1,732)	(2,553)
Balance, end of period	$(30,277)	$(38,414)

The following table includes the change in foreign currency translation adjustments to the components of accumulated other comprehensive loss, for the nine months ended October 31, 2017:

(In thousands)
Balance as of January 31, 2017	$(41,537)
Other comprehensive income before reclassifications	11,260
Net other comprehensive income	11,260
Balance as of October 31, 2017	$(30,277)

The following table includes the components of accumulated other comprehensive loss, net of tax, for the nine months ended October 31, 2016:

(In thousands)	Unrealized (Loss) Gain on Interest Rate Swap Agreements (1)	Change in Foreign Currency Translation Adjustments	Total
Balance as of January 31, 2016	$(586)	$(39,081)	$(39,667)
Other comprehensive income before reclassifications	586	667	1,253
Net other comprehensive income	586	667	1,253
Balance as of October 31, 2016	$—	$(38,414)	$(38,414)
(1)     Unrealized income on interest rate swap agreements is net of tax expense of $365 for the nine months ended October 31, 2016.

Note 4. Inventories

Inventories, net consists of the following:

(In thousands)	October 31, 2017	January 31, 2017
Components	$1,289	$1,237
Work-in-process	211	627
Finished goods	3,805	2,845
Less: inventory reserve	(979)	(988)
Inventories, net	$4,326	$3,721

Note 5. Property and Equipment, Net

Property and equipment, net consisted of the following as of October 31, 2017:

(In thousands)	Cost	Accumulated Depreciation	Net Carrying Amount
Assets held for rent:
Spill protection berms	$3,563	$(2,474)	$1,089
Boxes	31,752	(16,223)	15,529
Filtration	16,281	(8,364)	7,917
Generators and light towers	529	(259)	270
Pipes, hoses and fittings	8,736	(5,853)	2,883
Non-steel containment	11,806	(5,435)	6,371
Pumps	64,014	(40,564)	23,450
Shoring	5,696	(4,101)	1,595
Steel containment	327,727	(97,795)	229,932
Tank trailers	1,870	(1,757)	113
Construction in progress	3,211	—	3,211
Total assets held for rent	475,185	(182,825)	292,360
Assets held for use:
Leasehold improvements	4,415	(2,849)	1,566
Machinery and equipment	45,967	(33,133)	12,834
Office furniture and equipment	6,165	(4,623)	1,542
Software	14,745	(10,257)	4,488
Construction in progress	780	—	780
Total assets held for use	72,072	(50,862)	21,210
Total	$547,257	$(233,687)	$313,570

Property and equipment, net consisted of the following as of January 31, 2017:

(In thousands)	Cost	Accumulated Depreciation	Net Carrying Amount
Assets held for rent:
Spill protection berms	$3,487	$(2,497)	$990
Boxes	31,128	(14,357)	16,771
Filtration	14,303	(6,820)	7,483
Generators and light towers	518	(235)	283
Pipes, hoses and fittings	11,196	(8,479)	2,717
Non-steel containment	10,309	(5,031)	5,278
Pumps	58,021	(35,761)	22,260
Shoring	4,681	(3,444)	1,237
Steel containment	324,267	(88,996)	235,271
Tank trailers	1,881	(1,685)	196
Construction in progress	2,081	—	2,081
Total assets held for rent	461,872	(167,305)	294,567
Assets held for use:
Leasehold improvements	3,949	(2,572)	1,377
Machinery and equipment	44,379	(29,673)	14,706
Office furniture and equipment	5,937	(4,071)	1,866
Software	13,889	(8,324)	5,565
Construction in progress	2,626	—	2,626
Total assets held for use	70,780	(44,640)	26,140
Total	$532,652	$(211,945)	$320,707
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related carrying value of the asset to its estimated fair value.
During the nine months ended October 31, 2017, we identified certain assets within our North American segment that were on long-term rentals and returned in a condition beyond repair. We determined that the net book value of these assets exceeded the assets’ estimated fair value. The fair value was determined utilizing the discounted cash flow method income approach (a non-recurring Level 3 fair value measurement). As a result, during the nine months ended October 31, 2017, we recorded an impairment charge of $1.2 million. Additionally, during three months ended October 31, 2017, we determined that the limited sales volume for certain aged property and equipment was a potential indicator of impairment. We determined that the net book value of these assets exceeded the assets’ estimated value. As a result, during three months ended October 31, 2017, we recorded an impairment charge of $0.9 million in our North American segment.
During the nine months ended October 31, 2016, we determined that the limited sales volume for certain aged property and equipment was a potential indicator of impairment. We determined that the net book value of these assets exceeded the assets’ estimated fair value. As a result, during the nine months ended October 31, 2016, we recorded an impairment charge of $3.9 million in our North American segment. Additionally, certain assets that were on long-term rentals were returned in a condition beyond repair. We determined that the net book value of these assets exceeded the assets’ estimated fair value. As a result, during the nine months ended October 31, 2016, we recorded an impairment charge of $0.4 million in our North American segment.

Included in machinery and equipment are assets under capital leases with a cost of $5.1 million and $4.7 million as of October 31, 2017 and January 31, 2017, respectively, and accumulated depreciation of $1.8 million and $1.2 million as of October 31, 2017 and January 31, 2017, respectively.
Depreciation expense related to property and equipment for the three months ended October 31, 2017 and 2016 was $10.9 million and $11.0 million, respectively. Depreciation and amortization expense related to property and equipment for the nine months ended October 31, 2017 and 2016 was $32.3 million and $33.1 million, respectively.

Note 6. Goodwill and Other Intangible Assets, Net

Goodwill

Changes in the carrying amount of the European reporting unit goodwill was as follows:

(In thousands)	Total
Balance as of January 31, 2017	$49,918
Foreign currency translation	4,333
Balance as of October 31, 2017	$54,251

For the nine months ended October 31, 2017

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
The North American goodwill was written down to zero as of January 31, 2017 and there were no indicators of impairment to our European reporting unit as of October 31, 2017.

For the nine months ended October 31, 2016,
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
Under the first step of the impairment test, we determined the carrying value of the North American reporting unit exceeded fair value. We then performed the second step of the impairment test for the North American reporting unit and calculated the implied fair value of goodwill, which was less than its carrying value. Based on our analysis, we recorded a non-cash goodwill impairment charge of $65.7 million in our North American reporting unit. This impairment charge, which is included under the caption “Impairment of goodwill and other intangible assets” in our condensed consolidated statements of operations for the nine months ended October 31, 2016, did not impact our operations, compliance with our debt covenants or our cash flows. For the European reporting unit, the fair value exceeded the carrying value, suggesting no indication of potential goodwill impairment.
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
Under the income approach, we estimate future capital expenditures required to maintain our rental fleet under normalized operations and utilize the following Level 3 estimates and assumptions in the discounted cash flow analysis:

•	Long-term EBITDA margin range of 25.8% to 30.5% , reflecting our historical and forecasted profit margins;

•	Long-term revenue growth rate range of 3.0% to 8.0%, based on long-term nominal growth rate potential;

•	A discount rate of 10%, based on our weighted average cost of capital;

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

Other Intangible Assets, Net

The components of other intangible assets, net were the following as of:

	October 31, 2017			January 31, 2017
(In thousands)	Gross (1)	Accumulated Amortization	Net	Gross (1)	Accumulated Amortization	Net
Carrying amount:
Customer relationships (25 years)	$401,954	$(103,168)	$298,786	$400,455	$(90,770)	$309,685
Customer backlog (2 years)	200	(200)	—	200	(200)	—
Developed technology (11 years)	1,654	(586)	1,068	1,634	(467)	1,167
Trade name (Indefinite)(1)	43,249	—	43,249	43,566	—	43,566
Total carrying amount	$447,057	$(103,954)	$343,103	$445,855	$(91,437)	$354,418
(1)     Amounts are stated gross, net of impairment charges to trade name of $1.0 million and $18.3 million for the nine months ended October 31, 2017 and the fiscal year ended January 31, 2017, respectively.
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
We assess the impairment of definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The asset is impaired if its carrying value exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset. In assessing recoverability, we must make assumptions regarding estimated future cash flows and other factors. The impairment loss is the amount by which the carrying value of the asset exceeds its fair value. We estimate fair value utilizing the projected discounted cash flow method and a discount rate determined by our management to be commensurate with the risk inherent in our current business model. When calculating fair value, we must make assumptions regarding estimated future cash flows, discount rates and other factors. During the three months ended July 31, 2017, an indicator of impairment to our indefinite-lived intangible asset (trade name) was identified in our North American reporting unit due to a reduction in our forecast due to a slower than expected recovery in our maintenance and oil and gas customers. Based on our analysis, we concluded that the carrying value of our trade name indefinite-lived intangible asset exceeded its fair value and we recorded an impairment charge of $1.0 million. No indicators of impairment existed to our North American trade name during the three months ended October 31, 2017.
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
As of October 31, 2017 there was no impairment recorded of our definite-lived intangible assets.

Amortization expense related to intangible assets for the three months ended October 31, 2017 and 2016 was $4.1 million and $4.0 million, respectively. Amortization expense related to intangible assets for the nine months ended October 31, 2017 and 2016 was $12.2 million and $12.1 million, respectively. Estimated amortization expense for the fiscal periods ending January 31 is as follows:

(In thousands)
Remainder of the fiscal year ending January 31, 2018	$4,057
2019	16,228
2020	16,228
2021	16,228
2022	16,228
Thereafter	230,885
Total	$299,854

Note 7. Accrued Expenses
Accrued expenses consists of the following as of:

(In thousands)	October 31, 2017	January 31, 2017
Accrued compensation	$8,756	$11,488
Accrued insurance	763	793
Accrued interest	8,281	3,257
Accrued professional fees	344	459
Accrued taxes	5,560	3,852
Capital lease - current	687	545
Other accrued expenses	592	1,461
Total accrued expenses	$24,983	$21,855

Note 8. Debt

Debt consists of the following:

(In thousands)	October 31, 2017	January 31, 2017
Senior term loan (LIBOR margin of 3.0%, and interest rate of 4.31% and 4.25%, respectively)	$399,618	$402,740
Senior unsecured notes	240,000	240,000
Total debt	639,618	642,740
Less: deferred financing costs	(4,978)	(7,263)
Total debt less deferred financing costs	634,640	635,477
Less: current portion (net of current portion of deferred financing costs of $3,210 and $3,080, respectively)	(953)	(1,082)
Long-term debt, net of current portion (net of long-term portion of deferred financing costs of $1,768 and $4,183, respectively)	$633,687	$634,395

On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”) and (ii) issued $240.0 million in aggregate principal amount of fixed rate 8.25% senior unsecured notes due June 1, 2019 (the “Notes”).

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

On November 3, 2016, we entered into a third amendment to our Credit Facility (the “Third Amendment”) to amend the Revolving Credit Facility. The amendment (i) extends the Revolving Credit Facility maturity date from February 7, 2018 to November 7, 2019 (provided that such maturity date will be accelerated to January 30, 2019 unless the Notes are repaid in full or extended or refinanced on or prior to January 30, 2019) and (ii) reduces the revolver commitment from $45.0 million to $40.0 million in addition to certain other amendments to the original terms.

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

The Third Amendment was accounted for as a debt modification. Costs incurred in connection with the Third Amendment have been deferred and are being amortized over the term of the amended Revolving Credit Facility. In addition, any unamortized deferred costs related to the old arrangement were written off in proportion to the decrease in borrowing capacity. During the fiscal year ended January 31, 2017, we recorded $0.5 million of deferred costs related to the Third Amendment.

As of October 31, 2017, we did not have an outstanding balance on the revolving loan; and therefore, we were not subject to a leverage test. Additionally, as of October 31, 2017, we were in compliance with all of our requirements and covenant tests under the Credit Facility, as amended.

Senior Unsecured Notes Due 2019
On June 1, 2011, we issued the Notes. We may redeem all or any portion of the Notes at the redemption prices set forth in the applicable indenture, plus accrued and unpaid interest. Upon a change of control, we are required to make an offer to redeem all of the Notes from the holders at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of the repurchase. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our direct and indirect existing and future wholly-owned domestic restricted subsidiaries.

Interest and Fees
Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and incremental term loan facilities. As of October 31, 2017 and January 31, 2017, deferred financing costs of $5.0 million and $7.3 million, respectively, are reflected as a reduction of the underlying debt. We amortized $0.8 million of deferred financing costs during each of the three months ended October 31, 2017 and 2016, respectively. We amortized $2.3 million and $2.2 million of deferred financing costs during the nine months ended October 31, 2017 and 2016, respectively.
Interest and fees related to our Credit Facility and the Notes are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2017	2016	2017	2016
Credit Facility interest and fees	$4,821	$4,859	$14,457	$14,496
Notes interest and fees (1)	5,312	5,281	15,912	15,822
Total interest and fees	$10,133	$10,140	$30,369	$30,318

Credit Facility interest rate	4.31%	4.25%	4.25%	4.25%
(1)    Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt
As of October 31, 2017, the schedule of minimum required principal payments on our debt for each of the fiscal years ending January 31 are due according to the table below:

(In thousands)
Remainder of the fiscal year ending January 31, 2018	$1,041
2019	4,163
2020	634,414
Total	$639,618

Note 9. Income Taxes
The income tax benefit for the three and nine months ended October 31, 2017 and 2016 is based on the estimated effective tax rate for the entire fiscal year. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as our estimates of pre-tax income and loss for the year fluctuate, including changes in the geographic mix of pre-tax income and loss.

The effective income tax rates for the three and nine months ended October 31, 2017 were a benefit of 37.9% and 36.9%, respectively compared to a benefit for the three and nine months ended October 31, 2016 of 28.7% and 23.0%, respectively. The effective tax rate differs from the U.S. federal statutory rate primarily due to income taxed in foreign jurisdictions, state taxes, non-deductible meals and entertainment expenses, non-deductible goodwill impairment, and discrete items. The difference in effective income tax rates for the nine months ended October 31, 2017 and 2016 primarily relates to a change in the estimated forecast of pre-tax book income and loss for each respective jurisdiction, which includes an impairment of non-deductible goodwill recorded during the nine months ended October 31, 2016. Discrete items related primarily to excess shortfalls associated with the cancellation and expiration of stock options recorded during the nine months ended October 31, 2017.

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

As such, the deferred tax liabilities are considered a source of income sufficient to support our U.S. deferred tax assets; therefore, a valuation allowance is not required as of October 31, 2017.

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

Note 10. Shareholder’s Equity

Share-Based Compensation
During June 2011, BCI Holdings adopted a share-based compensation plan, The BakerCorp International Holdings, Inc. 2011 Equity Incentive Plan (the “2011 Plan”). Subsequent to the adoption of the 2011 Plan, on September 12, 2013, the BCI Holdings’ Board of Directors amended the 2011 Plan by resolution to increase the number of shares of BCI Holdings common stock authorized for issuance under the 2011 Plan to 1,001,339 shares. As of October 31, 2017, there were 260,170 shares available for grant. The amended 2011 Plan permits the granting of BCI Holdings stock options, nonqualified stock options and restricted stock to eligible employees and non-employee directors and consultants.

The following table summarizes stock option activity during the nine months ended October 31, 2017:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)(1)	Weighted Average Term Remaining (in years)	Weighted Average Grant Date Fair Value
Outstanding, January 31, 2017	766,348	$83.47	$—	6.5
Granted	—	$—			$—
Exercised	—	$—	$—
Forfeited/canceled/expired	(33,328)	$39.12
Outstanding, October 31, 2017	733,020	$83.92	$—	5.8
Vested and expected to vest, October 31, 2017	78,344	$74.90	$—	3.2
Exercisable, October 31, 2017	78,344	$74.90	$—	1.7

(1)
Aggregate intrinsic value in the table above represents the total pre-tax value that option holders would have received had all stock option holders exercised their options as of October 31, 2017. The aggregate intrinsic value is the difference between the estimated fair market value of the BCI Holdings common stock at the end of the period and the stock option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of the BCI Holdings common stock.

As of October 31, 2017, there was $16.4 million of unrecognized pre-tax share-based compensation expense related to non-vested stock options of which $0.5 million we expect to recognize over a weighted average period of 0.6 years. We expect to recognize the remaining $15.9 million, which includes $8.1 million of unrecognized share-based compensation expense for the CEO’s options, upon a Change in Control or initial public offering (“IPO”) as defined in the 2011 Plan. During the nine months ended October 31, 2017, we did not recognize any share-based compensation expense related to the CEO’s options.
No options vested during the three and nine months ended October 31, 2017. The total fair value of options vested during the three and nine months ended October 31, 2016 was zero and $0.1 million, respectively.

The share-based compensation expense included within employee related expenses in our condensed consolidated statement of operations was the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2017	2016	2017	2016
Non-cash share-based compensation expense (1)	$141	$174	$446	$135

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

Liability Awards
We account for certain option awards as liability awards, as we determined cash settlement upon exercise is probable. The expiration of certain options classified as liability awards resulted in a decrease to non-cash share-based compensation expense of $0.03 million during the nine months ended October 31, 2017. We remeasured the fair value of these options during the fiscal year ended January 31, 2017, resulting in a decrease to our non-cash share-based compensation expense of $0.7 million. As of October 31, 2017 and January 31, 2017 the fair value of our share-based compensation liability awards totaled $35,000 and $66,000, respectively. Our share-based compensation liability is fair valued using level 3 inputs which are based on internal valuations and considering input from third parties and utilizing the following assumptions:

	Nine Months Ended October 31,
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
Our operating and reportable segments are North America and Europe. Within each operating segment, there are common customers, common pricing structures, the ability and history of sharing equipment and resources, operational compatibility, commonality among regulatory environments, and relative geographic proximity. Our operating segments consist of the following:

•	the North American segment, consisting of branches located in the United States and Canada that provide equipment and services suitable across these North American countries.

•	the European segment, consisting of branches located in France, Germany, the United Kingdom and the Netherlands that provide equipment and services to customers in a number of European countries.

Selected statement of operations information for our reportable segments are the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2017	2016	2017	2016
Revenue
North America	63,017	59,314	174,468	168,525
Europe	10,772	8,998	30,661	28,019
Total revenue	$73,789	$68,312	$205,129	$196,544
Depreciation and amortization
North America	$13,446	$13,784	$40,120	$41,545
Europe	1,554	1,234	4,349	3,657
Total depreciation and amortization	$15,000	$15,018	$44,469	$45,202
Interest expense, net
North America	$10,267	$10,112	$30,470	$31,255
Europe	14	9	3	15
Total interest expense, net	$10,281	$10,121	$30,473	$31,270
Income tax (benefit) expense
North America	$(3,660)	$(3,002)	$(12,390)	$(27,419)
Europe	957	398	2,080	1,674
Total income tax benefit	$(2,703)	$(2,604)	$(10,310)	$(25,745)
Net (loss) income
North America (1)	$(9,301)	$(7,285)	$(24,930)	$(90,060)
Europe (1)	4,877	829	7,346	3,906
Total net loss	$(4,424)	$(6,456)	$(17,584)	$(86,154)

(1)
During the three and nine months ended October 31, 2017 and October 31, 2016, we included $0.9 million and $1.2 million, respectively, and $2.7 million and $2.6 million of intersegment expense allocations from North America to Europe.

Total assets and property and equipment, net information by reportable segment consists of the following:

(In thousands)	October 31, 2017	January 31, 2017
Total assets
United States	$680,597	$707,701
Canada	9,405	8,939
North America	690,002	716,640
Europe	127,395	113,900
Total assets	$817,397	$830,540
Property and Equipment, net
United States	$253,269	$264,194
Canada	12,535	11,942
North America	265,804	276,136
Europe	47,766	44,571
Total property and equipment, net	$313,570	$320,707

Note 12. Related Party Transactions

From time to time, we enter into transactions in the normal course of business with related parties. The accounting policies that we apply to our transactions with related parties are consistent with those applied in transactions with independent third parties.

Pursuant to a professional services agreement between us and Permira Advisers L.L.C. (the “Sponsor”), we agreed to pay the Sponsor an annual management fee of $0.5 million, payable quarterly, plus reasonable out-of-pocket expenses, in connection with the planning, strategy, and oversight support provided to management. We recorded $0.1 million for each of three months ended October 31, 2017 and 2016, and $0.4 million for each of the nine months ended October 31, 2017 and 2016 in aggregate management fees and expenses to the Sponsor. Management fees payable to the Sponsor totaled $0.04 million as of October 31, 2017 and January 31, 2017. Management fees are included in professional fees in the condensed consolidated statement of operations.

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

Condensed Consolidating Balance Sheet
October 31, 2017 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$11,333	$17,232	$—	$28,565
Accounts receivable, net	—	54,271	14,969	—	69,240
Inventories, net	—	4,212	114	—	4,326
Prepaid expenses and other assets	49	2,105	893	—	3,047
Total current assets	49	71,921	33,208	—	105,178
Property and equipment, net	—	253,269	60,301	—	313,570
Goodwill	—	—	54,251	—	54,251
Other intangible assets, net	—	320,442	22,661	—	343,103
Other assets	—	1,071	224	—	1,295
Investment in subsidiaries	301,148	122,551	—	(423,699)	—
Total assets	$301,197	$769,254	$170,645	$(423,699)	$817,397
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$38	$17,683	$2,328	$—	$20,049
Accrued expenses	8,281	13,090	3,612	—	24,983
Current portion of long-term debt (net of deferred financing costs of $3,210)	953	—	—	—	953
Intercompany balances	(333,116)	298,565	34,551	—	—
Total current liabilities	(323,844)	329,338	40,491	—	45,985
Long-term debt, net of current portion (net of deferred financing costs of $1,768)	633,687	—	—	—	633,687
Deferred tax liabilities, net	(45,157)	136,334	7,510	—	98,687
Share-based compensation liability	—	35	—	—	35
Other long-term liabilities	—	2,399	93	—	2,492
Total liabilities	264,686	468,106	48,094	—	780,886
Total shareholder’s equity	36,511	301,148	122,551	(423,699)	36,511
Total liabilities and shareholder’s equity	$301,197	$769,254	$170,645	$(423,699)	$817,397

Condensed Consolidating Balance Sheet
January 31, 2017
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$30,607	$13,956	$—	$44,563
Accounts receivable, net	—	41,902	10,576	—	52,478
Inventories, net	—	3,622	99	—	3,721
Prepaid expenses and other current assets	35	3,201	909	—	4,145
Total current assets	35	79,332	25,540	—	104,907
Property and equipment, net	—	264,194	56,513	—	320,707
Goodwill	—	—	49,918	—	49,918
Other intangible assets, net	—	333,033	21,385	—	354,418
Other long-term assets	—	452	138	—	590
Investment in subsidiaries	297,137	109,766	—	(406,903)	—
Total assets	$297,172	$786,777	$153,494	$(406,903)	$830,540
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$56	$15,839	$1,802	$—	$17,697
Accrued expenses	3,258	14,377	4,220	—	21,855
Current portion of long-term debt (net of deferred financing costs of $3,080)	1,082	—	—	—	1,082
Intercompany balances	(341,847)	310,812	31,035	—	—
Total current liabilities	(337,451)	341,028	37,057	—	40,634
Long-term debt, net of current portion (net of deferred financing costs of $4,183)	634,395	—	—	—	634,395
Deferred tax liabilities, net	(42,166)	145,806	6,474	—	110,114
Share-based compensation liability	—	66	—	—	66
Other long-term liabilities	—	2,739	197	—	2,936
Total liabilities	254,778	489,639	43,728	—	788,145
Total shareholder’s equity	42,394	297,138	109,766	(406,903)	42,395
Total liabilities and shareholder’s equity	$297,172	$786,777	$153,494	$(406,903)	$830,540

Condensed Consolidating Statement of Operations
For the Three Months Ended October 31, 2017 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$61,034	$12,755	$—	$73,789
Operating expenses:
Employee related expenses	3	21,083	3,534	—	24,620
Rental expense	—	8,436	1,391	—	9,827
Repair and maintenance	—	3,320	371	—	3,691
Cost of goods sold	—	2,409	83	—	2,492
Facility expense	2	6,148	1,053	—	7,203
Professional fees	7	3,104	97	—	3,208
Other operating expenses	153	2,530	1,854	—	4,537
Depreciation and amortization	—	13,099	1,901	—	15,000
Gain on sale of equipment	—	(889)	(75)	—	(964)
Impairment of goodwill and other intangible assets	—	—	—	—	—
Impairment of long-lived assets	—	846	13	—	859
Total operating expenses	165	60,086	10,222	—	70,473
(Loss) income from operations	(165)	948	2,533	—	3,316
Other expenses (income):
Interest expense, net	10,226	39	16	—	10,281
Foreign currency exchange loss (gain), net	—	225	(58)	—	167
Other income, net	—	(5)	—	—	(5)
Total other expenses (income), net	10,226	259	(42)	—	10,443
(Loss) income before income tax (benefit) expense	(10,391)	689	2,575	—	(7,127)
Income tax (benefit) expense	(1,022)	(2,647)	966	—	(2,703)
(Loss) income before equity in net earnings of subsidiaries	(9,369)	3,336	1,609	—	(4,424)
Equity in net earnings of subsidiaries	4,945	1,609	—	(6,554)	—
Net (loss) income	$(4,424)	$4,945	$1,609	$(6,554)	$(4,424)

Condensed Consolidating Statement of Operations
For the Three Months Ended October 31, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$56,785	$11,527	$—	$68,312
Operating expenses:
Employee related expenses	4	20,297	3,157	—	23,458
Rental expense	—	7,741	1,291	—	9,032
Repair and maintenance	—	2,732	241	—	2,973
Cost of goods sold	—	1,747	684	—	2,431
Facility expense	9	5,705	703	—	6,417
Professional fees	10	610	138	—	758
Other operating expenses	169	1,751	1,599	—	3,519
Depreciation and amortization	—	13,499	1,519	—	15,018
Gain on sale of equipment	—	(1,014)	11	—	(1,003)
Impairment of goodwill and other intangible assets	—	—	—	—	—
Impairment of long-lived assets	—	3,829	104	—	3,933
Total operating expenses	192	56,897	9,447	—	66,536
(Loss) income from operations	(192)	(112)	2,080	—	1,776
Other expenses:
Interest expense, net	10,092	19	10	—	10,121
Foreign currency exchange loss	—	147	573	—	720
Other income, net	—	(5)	—	—	(5)
Total other expenses	10,092	161	583	—	10,836
(Loss) income before income tax (benefit) expense	(10,284)	(273)	1,497	—	(9,060)
Income tax (benefit) expense	(976)	(2,023)	395	—	(2,604)
(Loss) income before equity in net earnings of subsidiaries	(9,308)	1,750	1,102	—	(6,456)
Equity in net earnings of subsidiaries	2,852	1,102	—	(3,954)	—
Net (loss) income	$(6,456)	$2,852	$1,102	$(3,954)	$(6,456)

Condensed Consolidating Statement of Operations
For the Nine Months Ended October 31, 2017 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$169,069	$36,060	$—	$205,129
Operating expenses:
Employee related expenses	10	63,420	10,163	—	73,593
Rental expense	—	23,521	3,875	—	27,396
Repair and maintenance	—	9,388	912	—	10,300
Cost of goods sold	—	8,473	578	—	9,051
Facility expense	11	18,336	2,539	—	20,886
Professional fees	32	4,869	355	—	5,256
Other operating expenses	463	6,460	5,202	—	12,125
Depreciation and amortization	—	39,166	5,303	—	44,469
Gain on sale of equipment	—	(2,584)	(106)	—	(2,690)
Impairment of goodwill and other intangible assets	—	1,000	—	—	1,000
Impairment of long-lived assets	—	1,133	22	—	1,155
Total operating expenses	516	173,182	28,843	—	202,541
(Loss) income from operations	(516)	(4,113)	7,217	—	2,588
Other expenses (income):
Interest expense, net	30,370	94	9	—	30,473
Foreign currency exchange loss (gain), net	—	(89)	113	—	24
Other income, net	—	(15)	—	—	(15)
Total other expenses (income), net	30,370	(10)	122	—	30,482
(Loss) income before income tax (benefit) expense	(30,886)	(4,103)	7,095	—	(27,894)
Income tax (benefit) expense	(2,991)	(9,461)	2,142	—	(10,310)
(Loss) income before equity in net earnings of subsidiaries	(27,895)	5,358	4,953	—	(17,584)
Equity in net earnings of subsidiaries	10,311	4,953	—	(15,264)	—
Net (loss) income	$(17,584)	$10,311	$4,953	$(15,264)	$(17,584)

Condensed Consolidating Statement of Operations
For the Nine Months Ended October 31, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$162,954	$33,590	$—	$196,544
Operating expenses:
Employee related expenses	50	62,850	9,515	—	72,415
Rental expense	—	20,277	3,105	—	23,382
Repair and maintenance	—	7,506	654	—	8,160
Cost of goods sold	—	6,835	958	—	7,793
Facility expense	20	17,931	2,071	—	20,022
Professional fees	71	2,438	467	—	2,976
Other operating expenses	463	5,302	4,736	—	10,501
Depreciation and amortization	—	40,693	4,509	—	45,202
Gain on sale of equipment	—	(2,631)	(6)	—	(2,637)
Impairment of goodwill and other intangible assets	—	84,046	—	—	84,046
Impairment of long-lived assets	—	4,268	104	—	4,372
Total operating expenses	604	249,515	26,113	—	276,232
(Loss) income from operations	(604)	(86,561)	7,477	—	(79,688)
Other expenses (income):
Interest expense, net	31,223	31	16	—	31,270
Foreign currency exchange loss (gain), net	—	(257)	1,215	—	958
Other income, net	—	(17)	—	—	(17)
Total other expenses (income), net	31,223	(243)	1,231	—	32,211
(Loss) income before income tax (benefit) expense	(31,827)	(86,318)	6,246	—	(111,899)
Income tax (benefit) expense	(3,129)	(24,195)	1,579	—	(25,745)
(Loss) income before equity in net earnings of subsidiaries	(28,698)	(62,123)	4,667	—	(86,154)
Equity in net earnings of subsidiaries	(57,456)	4,667	—	52,789	—
Net (loss) income	$(86,154)	$(57,456)	$4,667	$52,789	$(86,154)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Three Months Ended October 31, 2017 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(4,424)	$4,945	$1,609	$(6,554)	$(4,424)
Other comprehensive income:
Foreign currency translation adjustments	—	—	(1,732)	—	(1,732)
Other comprehensive income	—	—	(1,732)	—	(1,732)
Total comprehensive (loss) income	$(4,424)	$4,945	$(123)	$(6,554)	$(6,156)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Three Months Ended October 31, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(6,456)	$2,852	$1,102	$(3,954)	$(6,456)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	(2,553)	—	(2,553)
Other comprehensive income, net of tax	—	—	(2,553)	—	(2,553)
Total comprehensive (loss) income	$(6,456)	$2,852	$(1,451)	$(3,954)	$(9,009)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Nine Months Ended October 31, 2017 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(17,584)	$10,311	$4,953	$(15,264)	$(17,584)
Other comprehensive income:
Foreign currency translation adjustments	—	—	11,260	—	11,260
Other comprehensive income	—	—	11,260	—	11,260
Total comprehensive (loss) income	$(17,584)	$10,311	$16,213	$(15,264)	$(6,324)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Nine Months Ended October 31, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(86,154)	$(57,456)	$4,667	$52,789	$(86,154)
Other comprehensive income, net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $365	586	—	—	—	586
Foreign currency translation adjustments	—	—	667	—	667
Other comprehensive income, net of tax	586	—	667	—	1,253
Total comprehensive (loss) income	$(85,568)	$(57,456)	$5,334	$52,789	$(84,901)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended October 31, 2017 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(17,584)	$10,311	$4,953	$(15,264)	$(17,584)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	—	851	63	—	914
Provision for excess and obsolete inventory	—	74	—	—	74
Share-based compensation expense	10	436	—	—	446
Gain on sale of equipment	—	(2,584)	(106)	—	(2,690)
Depreciation and amortization	—	39,166	5,303	—	44,469
Amortization of deferred financing costs	2,285	—	—	—	2,285
Deferred income taxes	(2,991)	(9,472)	503	—	(11,960)
Amortization of above market lease	—	(114)	—	—	(114)
Impairment of goodwill and other intangible assets	—	1,000	—	—	1,000
Impairment of long-lived assets	—	1,133	22	—	1,155
Equity in net earnings of subsidiaries, net of taxes	(10,311)	(4,953)	—	15,264	—
Changes in assets and liabilities:
Accounts receivable	—	(13,220)	(3,608)	—	(16,828)
Inventories	—	(664)	(12)	—	(676)
Prepaid expenses and other assets	(14)	1,175	(28)	—	1,133
Accounts payable and other liabilities	5,006	290	(635)	—	4,661
Net cash (used in) provided by operating activities	(23,599)	23,429	6,455	—	6,285
Investing activities
Purchases of property and equipment	—	(20,539)	(3,610)	—	(24,149)
Proceeds from sale of equipment	—	3,543	355	—	3,898
Net cash used in investing activities	—	(16,996)	(3,255)	—	(20,251)
Financing activities
Intercompany investments and loans	26,721	(25,707)	1,151	(2,165)	—
Repayments of long-term debt	(3,122)	—	—	—	(3,122)
Net cash provided by (used in) financing activities	23,599	(25,707)	1,151	(2,165)	(3,122)
Effect of foreign currency translation on cash	—	—	(1,075)	2,165	1,090
Net (decrease) increase in cash and cash equivalents	—	(19,274)	3,276	—	(15,998)
Cash and cash equivalents, beginning of period	—	30,607	13,956	—	44,563
Cash and cash equivalents, end of period	$—	$11,333	$17,232	$—	$28,565

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended October 31, 2016 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(86,154)	$(57,456)	$4,667	$52,789	$(86,154)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts, net	—	981	(94)	—	887
Share-based compensation expense	50	85	—	—	135
Gain on sale of equipment	—	(2,631)	(6)	—	(2,637)
Depreciation and amortization	—	40,693	4,509	—	45,202
Amortization of deferred financing costs	2,168	—	—	—	2,168
Deferred income taxes	(3,129)	(24,200)	(97)	—	(27,426)
Amortization of above market lease	—	(114)	—	—	(114)
Impairment of goodwill and other intangible assets	—	84,046	—	—	84,046
Impairment of long-lived assets	—	4,268	104	—	4,372
Equity in net earnings of subsidiaries, net of taxes	57,456	(4,667)	—	(52,789)	—
Changes in assets and liabilities:
Accounts receivable	—	4,017	(2,639)	—	1,378
Inventories	—	3,682	(165)	—	3,517
Prepaid expenses and other current assets	(16)	(149)	(408)	—	(573)
Accounts payable and other liabilities	4,769	(6,134)	1,977	—	612
Net cash (used in) provided by operating activities	(24,856)	42,421	7,848	—	25,413
Investing activities
Purchases of property and equipment	—	(26,491)	(3,280)	—	(29,771)
Proceeds from sale of equipment	—	3,811	(27)	—	3,784
Changes in restricted cash	—	—	(1,096)	—	(1,096)
Net cash used in investing activities	—	(22,680)	(4,403)	—	(27,083)
Financing activities
Intercompany investments and loans	27,993	(27,904)	60	(149)	—
Repayment of long-term debt	(3,122)	—	—	—	(3,122)
Return of capital to BakerCorp International Holdings, Inc.	(15)	—	—	—	(15)
Net cash provided by (used in) financing activities	24,856	(27,904)	60	(149)	(3,137)
Effect of foreign currency translation on cash	—	—	437	149	586
Net (decrease) increase in cash and cash equivalents	—	(8,163)	3,942	—	(4,221)
Cash and cash equivalents, beginning of period	—	34,014	10,740	—	44,754
Cash and cash equivalents, end of period	$—	$25,851	$14,682	$—	$40,533

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

Overview

Business
We are a provider of liquid and solid containment solutions operating within the specialty sector of the broader industrial services industry. We provide equipment rental, services and sales to our customers through a solution-oriented approach often involving multiple products. We provide our containment solutions within the United States through a national network with the capability to serve customers in all 50 states as well as a growing number of international locations in Europe and Canada. We maintain one of the largest and most diverse liquid and solid containment rental fleets in the industry consisting of more than 25,600 units, including steel tanks, polyethylene tanks, modular tanks, roll-off boxes, pumps, pipes, hoses and fittings, filtration, tank trailers, berms, and trench shoring equipment.

We serve customers in over 15 industries, including construction, refinery, industrial and environmental services, chemicals, and oil, gas and power. During the nine months ended October 31, 2017, no single customer accounted for more than 10% of our total revenue.

The demand for our services in the upstream segment of the oil and gas industry, which comprised approximately 9.1% and 8.4% of our total revenue for the three and nine months ended October 31, 2017, respectively, depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile and the substantial reductions in crude oil prices that began in October 2014 and has continued through July 31, 2017, have resulted in a decline in the level of drilling and production activity, reducing the demand for containment solutions in the basins in which we operate. During the nine months ended October 31, 2017 and during the fiscal year ended January 31, 2017, we recorded charges totaling $1.0 million and $116.3 million, respectively, associated with the impairment of all of our goodwill and a portion of our other intangible assets within our North American segment as a result of the sustained decline in oil prices, together with the projected market expectations of a slow recovery of such prices, making it more likely than not that the fair value of these assets had decreased below their respective carrying values. A further reduction in crude oil and natural gas prices could lead to continued declines in the level of production activity and demand for our services, which could result in the recognition of additional impairment charges on our intangible assets and property and equipment associated with our North American operations.

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

Geographic Operations

Our branches and employees by reportable segment were as follows:

	October 31,
	2017	2016	Change
Branches:
Number of branches-North American Segment	46	48	(2)
Number of branches-European Segment	11	11	—
Total branches	57	59	(2)
Employees:
Number of employees-North American Segment	780	748	32
Number of employees-European Segment	149	126	23
Total employees	929	874	55

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

We serve customers in our European segment from branches located in the Netherlands, Germany, France and the United Kingdom. Our European operations are headquartered in the Netherlands. Our equipment is transferred when demand dictates, between European locations to serve our customers.

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

•	Pricing – The impact of changes in pricing is measured by the increase or decline in the average daily, weekly or monthly rental rates on the serialized rental equipment that we specifically track.

•	Available Rental Fleet – The available rental fleet, as we define it, is the average number of equipment items within our fleet that we individually track.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the nine months ended October 31, 2017 to the items that we disclosed as our critical accounting policies, estimates, and judgments included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

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

Condensed Consolidated Statements of Operations (unaudited)

The following table presents our results of operations as follows:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2017		2016		2017		2016
(In thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Rental revenue	$60,042	81.4%	$55,592	81.4%	$165,508	80.7%	$159,357	81.1%
Sales revenue	4,468	6.1%	4,327	6.3%	14,396	7.0%	13,023	6.6%
Service revenue	9,279	12.6%	8,393	12.3%	25,225	12.3%	24,164	12.3%
Total revenue	73,789	100.1%	68,312	100.0%	205,129	100.0%	196,544	100.0%
Operating expenses:
Employee related expenses	24,620	33.4%	23,458	34.3%	73,593	35.9%	72,415	36.8%
Rental expenses	9,827	13.3%	9,032	13.2%	27,396	13.4%	23,382	11.9%
Repair and maintenance	3,691	5.0%	2,973	4.4%	10,300	5.0%	8,160	4.2%
Cost of goods sold	2,492	3.4%	2,431	3.6%	9,051	4.4%	7,793	4.0%
Facility expenses	7,203	9.8%	6,417	9.4%	20,886	10.2%	20,022	10.2%
Professional fees	3,208	4.3%	758	1.1%	5,256	2.6%	2,976	1.5%
Other operating expenses	4,537	6.1%	3,519	5.2%	12,125	5.9%	10,501	5.3%
Depreciation and amortization	15,000	20.3%	15,018	22.0%	44,469	21.7%	45,202	23.0%
Gain on sale of equipment	(964)	(1.3)%	(1,003)	(1.5)%	(2,690)	(1.3)%	(2,637)	(1.3)%
Impairment of goodwill and other intangible assets	—	—%	—	—%	1,000	0.5%	84,046	42.8%
Impairment of long-lived assets	859	1.2%	3,933	5.8%	1,155	0.6%	4,372	2.2%
Total operating expenses	70,473	95.5%	66,536	97.5%	202,541	98.9%	276,232	140.6%
Income (loss) from operations	3,316	4.6%	1,776	2.5%	2,588	1.1%	(79,688)	(40.6)%
Other expense:
Interest expense, net	10,281	13.9%	10,121	14.8%	30,473	14.9%	31,270	15.9%
Foreign currency exchange loss, net	167	0.2%	720	1.1%	24	—%	958	0.5%
Other income, net	(5)	—%	(5)	—%	(15)	—%	(17)	—%
Total other expenses, net	10,443	14.1%	10,836	15.9%	30,482	14.9%	32,211	16.4%
Loss before income taxes	(7,127)	(9.5)%	(9,060)	(13.4)%	(27,894)	(13.8)%	(111,899)	(57.0)%
Income tax benefit	(2,703)	(3.7)%	(2,604)	(3.8)%	(10,310)	(5.0)%	(25,745)	(13.1)%
Net loss	$(4,424)	(5.8)%	$(6,456)	(9.6)%	$(17,584)	(8.8)%	$(86,154)	(43.9)%

Non-U.S. GAAP Financial Measures

The following is a reconciliation of our net loss to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2017	2016	2017	2016
Net loss	$(4,424)	$(6,456)	$(17,584)	$(86,154)
Interest expense, net	10,281	10,121	30,473	31,270
Income tax benefit	(2,703)	(2,604)	(10,310)	(25,745)
Depreciation and amortization	15,000	15,018	44,469	45,202
EBITDA	$18,154	$16,079	$47,048	$(35,427)
Foreign currency exchange loss (gain), net	167	720	24	958
Financing related costs	2,548	36	2,620	102
Severance related costs	107	50	153	634
Sponsor management fees	202	146	460	425
Share-based compensation expense	142	174	446	135
Impairment of goodwill and other intangible assets	—	—	1,000	84,046
Impairment of long-lived assets	859	3,933	1,155	4,372
Branch closure and consolidation	298	85	376	170
Rent ready optimization concept	125	—	451
Accounting and tax related fees	105	—	392	—
Capital conversion	18	—	580	—
Other	139	118	441	426
Adjusted EBITDA	$22,864	$21,341	$55,146	$55,841
Adjusted EBITDA margin	31.0%	31.2%	26.9%	28.4%
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

Results of Operations
Three Months Ended October 31, 2017 Compared to October 31, 2016

	Three Months Ended October 31,
(In thousands, except Operating Data)	2017	2016	$ Change		% Change
North America
Rental revenue	$50,212	$47,404	$2,808		5.9%
Sales revenue	4,404	4,323	81		1.9%
Service revenue	8,401	7,587	814		10.7%
Total North America revenue	63,017	59,314	3,703		6.2%
Total operating expenses(3)	63,057	60,390	2,667		4.4%
Loss from operations	$(40)	$(1,076)	$1,036		96.3%
Europe
Rental revenue	$9,828	$8,188	$1,640		20.0%
Sales revenue	65	4	61		100.0%
Service revenue	879	806	73		9.1%
Total European revenue	10,772	8,998	1,774		19.7%
Total operating expenses(3)	7,416	6,146	1,270		20.7%
Income from operations	$3,356	$2,852	$504		17.7%
Consolidated
Total revenue	$73,789	$68,312	$5,477		8.0%
Total operating expenses	70,473	66,536	3,937		5.9%
Total income from operations	$3,316	$1,776	$1,540		(86.7)%

Operating Data:
North America
Average utilization (1)	53.4%	45.6%	780	bps
Average daily rental rate (2)	$28.80	$29.79	$(0.99)		(3.3)%
Average number of rental units	22,678	23,651	(973)		(4.1)%
Europe
Average utilization (1)	40.5%	42.3%	(180	) bps
Average daily rental rate (2)	$87.60	$88.09	$(0.49)		(0.6)%
Average number of rental units	2,166	1,705	461		27.0%
Consolidated
Average utilization (1)	52.3%	45.4%	690	bps
Average daily rental rate (2)	$32.77	$33.44	$(0.67)		(2.0)%
Average number of rental units	24,844	25,356	(512)		(2.0)%

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

(3)
Total operating expenses by reporting segment excludes inter-segment allocations from North America to Europe of $0.9 million for each of the three months ended October 31, 2017 and 2016, respectively.

Revenue

North America
Our North American segment, saw overall growth in revenues in several of its key industries. Our largest industry growth was seen within our maintenance end market of $2.2 million, or 7.2%. This was driven by an increase in plant maintenance activities with new and existing customers. Upstream oil and gas revenue also increased for the first time in 10 consecutive quarters, when comparing to the same quarter of the prior year, by $1.2 million, or 24.5%. We started to see slight growth in oil and upstream gas revenue beginning in the second quarter of fiscal 2018, which continued into the current quarter with increased customer commitments. Additional increases of $0.5 million, or 15.9% were spread across our diversified customer base, specifically in the food market, as we continue to diversify into other industries, as well as our environmental industry, which increased $0.4 million, or 6.0%. These increases were offset by a slight decrease in the construction industry of $0.8 million, or 5.7%. Our average utilization rate increased 780 bps. Our average daily rental rate declined due to continued competitive pricing pressures in the marketplace. The rental revenue increase in these industries also positively impacted our sales and service revenue.

Europe
Our European segment revenue increased primarily due to an increase in revenues within our refinery customers of $0.9 million, or 109.5%, our chemical customers of $0.9 million, or 50.5% and our manufacturing customers of $0.4 million, or 95.3%. These increases were partially offset by a decrease in revenue within our environmental customers of $0.6 million, or 28.5%. The increases are primarily due to the introduction of our pumps and filtration line of business partially offset by a large environmental project in the prior year that did not recur in the current year. Average utilization decreased 180 bps primarily due to the 27.0% growth in the number of rental units as our expansion into the pump and filtration business continues to grow. The slight decrease in our average daily rental rate is due to pricing pressures from new competition entering the market.

Operating Expenses

North America

The increase in total operating expenses of $2.7 million was due to the following:

•
$2.5 million increase in professional fees incurred in connection with a detailed review of strategic options, and various corporate finance considerations, consisting of potential refinancing options.

•	$0.8 million increase in employee related expenses due to an increase in headcount, adding 32 employees since October 31, 2016.

•	$0.7 million increase in rental expenses is primarily due to rebill and rerent expenses as a result of higher rental revenue.

•	$0.9 million increase in other operating expenses is due to higher personnel recruiting, employee training and travel expenses.

•	$0.6 million increase in facility expense primarily due to the termination of a rental location in Canada of $0.3 million.

•
$0.6 million increase in repair and maintenance expense as part of our initiative to get the majority of our network Rental Ready Optimization Concept (“RROC”) certified. The RROC program has many features, in particular maintaining certain levels of rent readiness throughout the network in anticipation of demand.

The above increases were partially offset by the following decreases:

•	$3.1 million decrease in long-lived asset impairment from $3.9 million during the three months ended October 31, 2016 to $0.8 million during the three months ended October 31, 2017.

•
$0.3 million decrease in depreciation and amortization expense due to more assets becoming fully depreciated before the start of fiscal year 2018 than the depreciation on newly acquired assets as well as the impairment of certain identified assets during the year ended January 31, 2017.

Europe
The increase in total operating expenses of $1.3 million was due to the following:

•
$0.4 million increase in employee related expenses primarily in wages for operations. Employee related expenses increased primarily due to an increase in headcount of 23 employees, or 18.3%, from 126 employees as of October 31, 2016 to 149 employees as of October 31, 2017, to support the growth in our business.

•	$0.3 million increase in depreciation and amortization expense as a result of the increase in fixed assets specifically related to the introduction of the pump and filtration business line.

•	$0.2 million increase in other operating expenses, primarily for employee safety and training.

•	$0.1 million increase in facility expense due to the increase in rental equipment at our facilities.

•	$0.3 million increase in repairs and maintenance expense and other expenses due to the increase in our rental fleet.

Income Tax Benefit
Income tax benefit during the three months ended October 31, 2017 increased by $0.1 million to $2.7 million from $2.6 million during the three months ended October 31, 2016. The tax benefit increase was primarily due to an impairment of non-deductible goodwill during the three months ended October 31, 2016, partially offset by a decrease in book losses.

Results of Operations
Nine Months Ended October 31, 2017 Compared to October 31, 2016

	Nine Months Ended October 31,
(In thousands, except Operating Data)	2017	2016	$ Change		% Change
North America
Rental revenue	$137,681	$133,627	$4,054		3.0%
Sales revenue	13,874	12,981	893		6.9%
Service revenue	22,913	21,917	996		4.5%
Total North America revenue	174,468	168,525	5,943		3.5%
Total operating expenses(3)	181,493	258,369	(76,876)		(29.8)%
Loss from operations	$(7,025)	$(89,844)	$82,819		92.2%
Europe
Rental revenue	27,826	$25,730	$2,096		8.1%
Sales revenue	523	$42	481		100.0%
Service revenue	2,312	$2,247	65		2.9%
Total European revenue	30,661	28,019	2,642		9.4%
Total operating expenses(3)	21,048	17,863	3,185		17.8%
Income from operations	$9,613	$10,156	$(543)		5.3%
Consolidated
Total revenue	$205,129	$196,544	$8,585		4.4%
Total operating expenses	202,541	276,232	(73,691)		(26.7)%
Total income (loss) from operations	$2,588	$(79,688)	$82,276		103.2%

Operating Data:
North America
Average utilization (1)	49.2%	44.3%	490	bps
Average daily rental rate (2)	$28.88	$29.97	$(1.09)		(3.6)%
Average number of rental units	22,679	23,419	(740)		(3.2)%
Europe
Average utilization (1)	40.9%	47.7%	(680	) bps
Average daily rental rate (2)	$84.50	$88.25	$(3.75)		(4.2)%
Average number of rental units	2,077	1,583	494		31.2%
Consolidated
Average utilization (1)	48.5%	44.5%	400	bps
Average daily rental rate (2)	$32.82	$33.92	$(1.10)		(3.2)%
Average number of rental units	24,756	25,002	(246)		(1.0)%

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

(3)
Total operating expenses by reporting segment excludes inter-segment allocations from North America to Europe of $2.7 million and $2.6 million for the nine months ended October 31, 2017 and 2016, respectively.

Revenue

North America
Our North American segment revenue increased primarily due to increases in our construction industry of $1.6 million, or 4.4%, as we continue to increase our focus in this growing market, as well as the recognition of one of our fixed installation electrocoagulation jobs. We additionally experienced increases in some of our secondary markets, consisting of food, manufacturing and mining industries totaling $2.1 million, or 23.2%. Our maintenance industry also showed an increase of $0.7 million, or 0.8%. The environmental and oil and gas industries also increased by $0.6 million or 3.2%, and $0.4 million, or 2.7%, respectively. Upstream oil and gas revenue increased for the first time in 10 consecutive quarters, when comparing to the same quarter of the prior year. The results during the three months ended October 31, 2017, were a continuation and acceleration of the growth we experienced during the first two quarters of 2017. Our average utilization rate increased by 490 bps. Our average daily rental rate declined due to competitive pricing pressures in the marketplace. The increase in rental revenue of these industries also drove the increase in our sales and service revenue.

Europe
Our European segment revenue increased primarily due to increases in revenues relating to our refinery customers of $2.8 million, or 80.6%, our chemical customers of $1.0 million, or 16.7% and our manufacturing customers of $0.5 million, or 39.8%. These increases were partially offset by a decrease in revenue relating to our environmental customers of $2.4 million, or 36.6%. The increases are primarily due to the introduction of our pumps and filtration line of business partially offset by a large environmental project in the prior year that did not recur in the current year. Average utilization decreased 680 bps primarily due to the 31.2% growth in the number of rental units as our expansion into the pump and filtration business continues to grow. The decrease in our average daily rental rate is due to pricing pressures from new competition entering the market.

Operating Expenses

North America

The decrease in total operating expenses of $77.0 million was due to the following:

•
$83.0 million decrease in goodwill and other intangible asset impairments due to an $84.0 million goodwill impairment recorded during the first quarter of the fiscal 2016, partially offset by an impairment of our trade name indefinite-lived intangible asset of $1.0 million recorded during the three months ended July 31, 2017.

•	$3.0 million decrease in long-lived asset impairment from $3.9 million during the three months ended October 31, 2016 to $0.9 million during the three months ended October 31, 2017.

•
$1.4 million decrease in depreciation and amortization expense due to more assets becoming fully depreciated before the start of fiscal year 2018 than the depreciation on new assets as well as the impairment of certain identified assets during the year ended January 31, 2017.

The above decreases were partially offset by the following increases:

•
$3.4 million increase in rental expense primarily due to a $1.3 million increase in outside hauling resulting from the repositioning of assets to meet market demands as well as costs to transport our assets to refurbishment centers, and due to increased rebill and rerent expenses as a result of higher rental revenue.

•
$2.3 million increase in professional fees incurred in connection with a detailed review of strategic options, and various corporate finance considerations, consisting of potential refinancing options.

•
$1.9 million increase in repair and maintenance primarily due to the $0.6 million reversal of a regulatory liability in the period ended July 31, 2016 and a $1.3 million increase in rental asset repair and maintenance in order to have our equipment rent-ready.

•
$1.3 million increase in other operating expenses due to higher personnel recruiting and employee training of $0.6 million, travel of $0.2 million and various other operating expenses.totaling $0.3 million.

•	$0.9 million increase in cost of goods due to the recognition of revenue on one of our fixed installation electrocoagulation jobs.

•
$0.5 million increase in employee related expenses due to an increase in headcount, adding 32 employees since October 31, 2016 totaling $0.8 million. Temp labor also increased $0.4 million to support the revenue growth. Share-based compensation expense increased $0.3 million due to the reduction of share-based compensation as a result of the remeasurement of stock option awards accounted for as liability awards during the period ended July 31, 2016. Insurance costs increased $0.2 million due to a higher number of claims in health insurance under our self-insured plan. These increases were offset by a $0.8 million decrease in bonus due to our operating results being lower that plan and a $0.4 million decrease in severance due to a charge during the prior year that did not occur in the current period.

Europe
The increase in total operating expenses of $3.2 million is due primarily to the following:

•
$0.7 million increase in employee related expenses due to the increase in headcount to support the growth in the European business. Our headcount increased by 23 employees, or 18.3%, from 126 employees as of October 31, 2016 to 149 employees as of October 31, 2017.

•	$0.7 million increase in depreciation and amortization as a result of a larger rental fleet due to the addition of pump and filtration equipment and overall growth of the business.

•	$0.6 million increase in rental expenses related to the reposition of equipment to locations with the highest utilization resulting in an increase in rental revenue.

•	$0.4 million increase in facility expenses to support our growth of equipment at our branch locations and our increase in revenue.

•	$0.4 million increase in filtration cost of sales due to increased sales revenue. The increase in sales revenue is a direct result of our European expansion and filtration strategy.

•	$0.3 million increase in other operating expenses primarily related to staffing and business development expenses.
•$0.1 million increase in repairs and maintenance expense to support the expansion of our rental fleet.

Income Tax Benefit
Income tax benefit during the nine months ended October 31, 2017 decreased by $15.4 million to $10.3 million from $25.7 million during the nine months ended October 31, 2016. The tax benefit decrease was primarily due to a decrease in book losses for the nine months ended October 31, 2017, partially offset by an impairment of non-deductible goodwill during the nine months ended October 31, 2016.

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

Cash and cash equivalents by geographic region were the following:

(In thousands)	October 31, 2017	January 31, 2017	$ Change	% Change
United States	$11,333	$30,608	$(19,275)	(63.0)%
Europe	16,073	13,438	2,635	19.6%
Canada	1,159	517	642	124.2%
Total cash and cash equivalents	$28,565	$44,563	$(15,998)	(35.9)%

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

We may use funds to repurchase our outstanding indebtedness from time to time, including outstanding indebtedness under our credit facility and notes. Repurchases may be made in the open market, or through privately negotiated transactions or otherwise, in compliance with applicable laws, rules and regulations, at prices and on terms we deem appropriate and subject to our cash requirements for other purposes, compliance with the covenants under our debt agreements, and other factors management deems relevant. In addition to repurchasing our indebtedness we regularly review our capital structure and market conditions with respect to refinancing our existing indebtedness and incurring new indebtedness.

Debt
On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”) and (ii) issued $240.0 million in aggregate principal amount of fixed rate 8.25% senior unsecured notes due June 1, 2019 (the “Notes”).

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
On November 3, 2016, we entered into a third amendment to our Credit Facility (the “Third Amendment”) to amend the Revolving Credit Facility. The amendment (i) extends the Revolving Credit Facility maturity date from February 7, 2018 to November 7, 2019 (provided that such maturity date will be accelerated to January 30, 2019 unless the Notes are repaid in full or extended or refinanced on or prior to January 30, 2019) and (ii) reduces the revolver commitment from $45.0 million to $40.0 million in addition to certain other amendments to the original terms.
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
On October 31, 2017, we did not have an outstanding balance on the Revolving Credit Facility, as a result, we were not subject to a leverage test. Additionally, we were in compliance with all of our requirements and covenant tests under the Credit Facility.
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
Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. We amortized $0.8 million of deferred financing costs during each of the three months ended

October 31, 2017 and 2016, respectively. We amortized $2.3 million and $2.2 million of deferred financing costs during the nine months ended October 31, 2017 and 2016, respectively.

Senior Unsecured Notes due 2019
On June 1, 2011, we issued the Notes. We may redeem all or any portion of the Notes at the redemption prices set forth in the indenture, plus accrued and unpaid interest. Upon a change of control, we are required to make an offer to redeem all of the Notes from the holders at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of the repurchase. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our direct and indirect existing and future wholly-owned domestic restricted subsidiaries.

Interest and Fees
Interest and fees related to our Credit Facility and the Notes were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(In thousands)	2017	2016	2017	2016
Credit Facility interest and fees	$4,821	$4,859	$14,457	$14,496
Notes interest and fees (1)	5,312	5,281	15,912	15,822
Total interest and fees	$10,133	$10,140	$30,369	$30,318

Credit Facility interest rate	4.31%	4.25%	4.25%	4.25%

(1)	Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt
As of October 31, 2017, the schedule of minimum required principal payments on our debt for each of the fiscal years ending January 31 are due according to the table below:

(In thousands)
Remainder of the fiscal year ending January 31, 2018	$1,041
2019	4,163
2020	634,414
Total	$639,618

Sources and Uses of Cash
The cash flow to fund our business has historically been generated from operations. Our principal needs for liquidity historically have been for the purchase of rental equipment for our fleet, other capital expenditures, including delivery vehicles and debt service. These will be our principal liquidity needs going forward.
Our largest use of liquidity has been and will continue to be for the acquisition of equipment for our rental fleet. Our large rental fleet requires a substantial ongoing commitment of capital. While we can manage the size and aging of our fleet generally over time, eventually we retire older equipment and either allow our fleet to shrink or replace the older equipment in our fleet with newer models. For the nine months ended October 31, 2017 and 2016, our net rental fleet capital expenditures totaled $20.9 million and $24.2 million, respectively. We have historically financed these new additions to our rental fleet using cash flows from operations. We are also using our liquidity to finance other non-rental equipment capital expenditures, typically consisting of delivery vehicles, through our cash flows from operations or capital leasing.

Cash Provided by Operating Activities
Cash provided by operating activities was $6.3 million as compared to $25.4 million for the nine months ended October 31, 2016. Net loss of $17.6 million was adjusted by the following non-cash items, such as depreciation of $44.5 million, deferred income taxes $12.0 million, gain on sale of equipment of $2.7 million, amortization of deferred financing costs $2.3 million, impairment of long-lived assets of $1.2 million and impairment of goodwill and other intangible assets of $1.0 million. Additionally, our cash flows from operations include a $16.8 million use of cash related to an increase in accounts receivable as a result of higher revenues. Accounts payable and other liabilities was a source of cash of $4.7 million due to the timing of purchases and payments to our suppliers. Prepaid expenses and other assets was a source of cash of $1.1 million primarily relating to the timing of the amortization of various prepaid expenses.

Cash Used In Investing Activities
Cash used in investing activities was $20.3 million for the nine months ended October 31, 2017, as compared to $27.1 million for the nine months ended October 31, 2016. Cash used for the purchase of rental equipment was $20.9 million for the nine months ended October 31, 2017, compared to $24.2 million for the nine months ended October 31, 2016. We received $3.9 million in cash proceeds from the sale of equipment for the nine months ended October 31, 2017, compared to $3.8 million for the nine months ended October 31, 2016.

Cash Used In Financing Activities

Cash used in financing activities was $3.1 million for each of the nine months ended October 31, 2017 and 2016 and represents principal payments on our debt.

Effect of Exchange Rate Changes on Cash
The effect of foreign currency translation on cash resulted in an increase of $1.1 million and $0.6 million to cash and cash equivalents during the nine months ended October 31, 2017 and 2016, respectively.

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

Off-Balance Sheet Arrangements
    As of October 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. As of October 31, 2017, our total indebtedness was $639.6 million (including $240.0 million aggregate principal amount of Notes and $399.6 million aggregate principal amount outstanding of LIBOR term loans (subject to a 1.25% floor) under our term loan facility). A 100 basis point increase or decrease in the assumed interest rates on the credit facilities would result in a $1.5 million increase or decrease in reported net loss for the nine months ended October 31, 2017.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2017.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BAKERCORP INTERNATIONAL, INC.

Date:	December 13, 2017	By:	/s/ Robert Craycraft
Robert Craycraft
President and Chief Executive Officer

		By:	/s/ Michael J. Henricks
Michael J. Henricks
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document