Form 10-K
period 2018-01-31
BakerCorp International, Inc.
filed 2018-04-23
CIK 1550377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________________________________________
FORM 10-K
 ___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2018
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

The registrant is a privately held corporation. As of July 31, 2017, the last business day of the registrant's most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant's common stock is not determinable.

There is no public market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, par value $0.01 per share, outstanding on April 13, 2018.

_________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE:

Certain exhibits are incorporated in Item 15 of this Annual Report by reference to other reports and registration statements of the registrant which have been filed with the Securities and Exchange Commission.

BAKERCORP INTERNATIONAL, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended January 31, 2018

Cautionary Note Regarding Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements. Statements that are not historical in nature are considered to be forward-looking statements. They include statements regarding our expectations, hopes, beliefs, estimates, intentions or strategies regarding the future. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “will,” “look forward to,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements should be read in conjunction with the risks and other factors included under “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our forward-looking statements are expressed in good faith. We believe we have a reasonable basis to make these statements based upon our examination of historical operating trends in the industry and data contained in our records and from third parties. However, there can be no assurance that our expectations, beliefs or projections will be achieved.
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

•	Our debt agreements contain restrictions on the manner in which we conduct our business.

•
Our business is subject to the general health of the economy, and accordingly any slowdown in the current economy or decrease in general economic activity could materially adversely affect our revenue and operating results.

•	A decrease in the price of oil or natural gas or a downturn in the energy exploration or refining industries.

•	We intend to expand our business into new geographic markets, and this expansion may be costly and may not be successful.

•	Our growth strategy includes evaluating selective acquisitions, which entails certain risks to our business and financial performance.

•	We intend to expand into new product lines, which may be costly and may not ultimately be successful.

•	We depend on our suppliers for the equipment we rent to customers.

•	As our rental equipment ages, we may face increased costs to maintain, repair and replace that equipment and new equipment could become more expensive.

•	The short-term nature of our rental arrangements exposes us to redeployment risks and means that we could experience rapid fluctuations in revenue in response to market conditions.

•	Our industry is highly competitive, and competitive pressures could lead to a decrease in our market share or in the prices that we can charge.

•	We lease all our branch locations, and accordingly are subject to the risk of substantial changes to the real estate rental markets and our relationships with our landlords.

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

•	Fluctuations in fuel costs or reduced supplies of fuel could harm our business.

•	If we are unable to collect on contracts with customers, our operating results would be materially adversely affected.

•	Climate change, climate change regulations, and greenhouse effects may materially adversely impact our operations and markets.

•	Existing trucking regulations and changes in trucking regulations may increase our costs and negatively impact our results of operations.

•	The effect of changes in tax law, such as the effect of the Tax Cuts and Jobs Act that was enacted on December 22, 2017
Additional risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be different from those expressed or implied in our written or oral forward-looking statements may be found under "Risk Factors" contained in this annual report on Form 10-K.
These factors and other risk factors disclosed in this annual report on Form 10-K and elsewhere are not necessarily all the important factors that could cause our actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors could also harm our results. Consequently, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Additionally, there can be no assurance provided that future operating performance will be consistent with the past performance of the Company. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.
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

PART I

Item 1. BUSINESS
BakerCorp International, Inc. and its consolidated subsidiaries also referred to "we", "our", "us" and "the Company" began operations in 1942 and was reincorporated in Delaware on September 13, 1996. We are a provider of liquid containment, transfer and treatment solutions operating within the specialty sector of the broader industrial services industry. Throughout our operating history of over 75 years, we have developed a reputation for delivering quality containment, transfer and treatment equipment and services to a broad range of customers across a wide variety of end markets. We maintain a large and diverse rental fleet consisting of more than 25,000 serialized units as of January 31, 2018. Our fleet includes steel tanks, polyethylene tanks, modular tanks, roll-off boxes, pumps, pipes, hoses and fittings, filtration, tank trailers, berms, and trench shoring equipment.
We offer liquid containment, transfer and treatment solutions that are comprehensive and often integrated into the regular maintenance and service programs of our clients. We differentiate our business by offering customers a broad range of customized solutions involving multiple products, extensive consultation, technical advice, and transportation services. We believe our advanced product and service capabilities allow us to become more closely integrated with our customers’ businesses and ensure that we remain an essential partner for the long-term.
We operate in the United States through a national network with the capability to serve customers in all 50 states and Puerto Rico. In addition, we operate international locations in Europe and Canada. In Europe, we have the capability to service Western Europe. We provide a broad range of products in the liquid containment, transfer and treatment market. This scale allows us to optimize our fleet utilization and adjust to variations in regional supply and demand by rebalancing our equipment portfolio to target the most attractive opportunities by industry or geography. We have a proven track record of leveraging our branch network to serve customers requiring nationwide service.
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

Business Strategy
We have the opportunity to capitalize on a number of growth initiatives to increase the breadth of the services we offer and differentiate our capabilities with respect to our people, products and solutions. Certain key elements of our long-term strategy include:

•
Commit to safety. We focus on ensuring a safe and healthy working environment for our employees, customers and communities where we live and work. We execute this through a program called BakerZero™. Through this program, we develop and implement policies and procedures to govern and promote workplace safety, including regular management safety reviews, daily branch safety training sessions and a disciplinary action program for incidents that result from non-compliance with our safety programs. The result of this program has driven the Company's TRIR to 0.97 for the calendar year ended December 31, 2017.

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

•
Achieve Operational Excellence by Continuously Developing our Systems and Processes. We are focused on company-wide process improvements such as cost leverage initiatives, equipment rent ready optimization for the branch network ("RROC"), fleet optimization through our newly developed Asset Management System ("AMS") and advanced Quality Management System ("QMS").

•
Deliver a more solutions oriented approach to containment, transfer and treatment. We are focused on using our unique capabilities to design, deliver and implement turn-key solutions to assist our customers in dealing with their liquid and semi-liquid movement through remediation needs.

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

Increase Penetration in Existing End Markets and Expand into New Industries
We serve over 15 industries, including industrial and environmental remediation, refining, environmental services, construction, chemicals, transportation, power, municipal works, pipeline, and oil and gas. Through our containment, transfer and treatment products and services, we are able to offer a wide array of solutions, allowing for end market diversification, low customer concentration, and value-added services to our existing customer relationships. None of our top ten customers during fiscal year 2018 composed greater than 10% of our revenue.
Our commercial strategy is based on a deep understanding of customers' needs by end-market and developing integrated rental solutions that improve safety, sustainability and profitability for those we serve. We deliver value to local, regional and national customers through a team of commercial, operational and Environmental Health & Safety ("EHS") experts.
We offer centralized management, support and visibility to our Strategic Account customers, paired with local resources to manage the day-to-day needs of each location. Our Strategic Accounts team works directly with key decision makers for each of these accounts to establish service standards and pricing across all branches. Based upon comprehensive customer analysis, our Strategic Accounts managers develop strategic account plans, including key relationship management, product and service options and customer retention programs. These managers also develop key performance metrics with the customer and coordinate the branch and executive resources to execute this strategy. Our Strategic Accounts generated approximately 31.0%, 28.3% and 30% of our consolidated revenue during fiscal years 2018, 2017 and 2016, respectively.

We believe the demand for liquid containment, transfer and treatment solutions is affected by (i) the non-discretionary and recurring nature of customer maintenance activity, (ii) continued implementation of new and existing environmental regulations, (iii) general economic conditions, (iv) a growing trend towards the outsourcing of liquid containment, transfer and treatment solutions, and (v) an increasing level of vendor consolidation.
The liquid containment, transfer and treatment solutions industry is fragmented. We have one large national competitor, Western Oilfields Supply Company (d/b/a Rain for Rent), which offers a range of tanks, pumps, and related product categories and several smaller multi-region competitors that offer a more limited range of products. There are also smaller regional and local competitors with limited product and service offerings. We distinguish ourselves from competitors and build customer loyalty by delivering integrated rental solutions through highly trained and experienced employees.

We believe the main competitive factors in the containment, transfer and treatment markets are as follows:

•	deep understanding of customer needs;

•	capability to develop and deliver customized equipment solutions;

•	reputation for product quality and service;

•	focus on job safety;

•	knowledgeable, experienced service staff;

•	diversity and depth of product portfolio;

•	product availability;

•	technical applications expertise;

•	customer relationships;

•	on-time delivery and proactive logistics management;

•	response time and ability to provide products on short notice;

•	geographic footprint;

•	extent and adaptability of ancillary services supporting rental activity; and

•	price and related terms.

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

We believe our solution orientation, fleet breadth, and ancillary service offerings provide us with a competitive advantage. Through bundled product offerings and superior asset management, we are able to address a wide variety of applications and ensure sufficient inventory levels to serve our customers on a one-stop basis. We utilize systems, data and processes to allocate fleet among branches and target the most attractive opportunities. Additionally, our equipment generally have long depreciable lives and our customers do not differentiate our equipment by age.

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

Achieve Operational Excellence
We operate through a network of locations throughout the United States with additional locations in Europe and Canada. Our U.S. locations include various branches, satellite yards, and our global corporate headquarters. We typically locate our branches in areas with inexpensive rents, operating costs and near a major roadway. Our typical branch consists of a three to five acre outdoor storage yard with a small office located on site or nearby. Each branch is responsible for (i) providing sales and service to our current customers, (ii) targeting potential customers in the branch’s service area, (iii) dispatching drivers and other personnel to deliver and pick up equipment, (iv) providing related services, (v) performing general maintenance and repair, (vi) modifying equipment to meet customized requests, (vii) implementing quality and safety programs, and (viii) performing administrative tasks (e.g., order entry, billing and work orders).
Many of our branches maintain a limited subset of our full suite of containment, pump and filtration products. Branches that maintain a more limited selection of these products are typically in geographic areas where we have not yet dedicated resources to develop a full range of product capabilities. Many of our branches have maintenance capabilities, including painting, cutting and welding, to maintain equipment in good rental condition and complete repairs, modifications or upgrades to the rental fleet.

We have been engaged in a company-wide Lean/Six Sigma process improvement program since 2013. During fiscal year 2018, we continued implementation of RROC, a program designed to streamline field processes from start to finish to significantly reduce our time to return equipment coming off-rent to rent ready condition. Our branches are undergoing a variety of change management processes as part of our RROC program, which includes but is not limited to lean transformation and standardization of all facility processes, inventory management, and a revamp of our QMS process. Seven branches are RROC certified as of January 31, 2018.
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
In order to effectively deploy, operate and maintain our equipment, we also began implementation of Asset Management System ("AMS"), building upon the capabilities of our existing ERP system. With the implementation of AMS, we are able to make more informed decisions to refurbish or retire under-utilized and/or high maintenance cost assets and replace those units with assets that have a higher demand and/or strategic value. Managing the life cycle of our equipment is an integral part of our business and the ability to execute an efficient and effective AMS not only controls costs but optimizes overall fleet utilization.
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
We employed 944 full-time personnel as of January 31, 2018, including 487 hourly employees and 457 salaried employees. As of January 31, 2018, our employees were composed of 783 field and 161 corporate and senior management employees. As of January 31, 2017, we employed 873 full-time personnel, including 418 hourly employees and 455 salaried employees. Our employees were composed of 724 field and 149 corporate and senior management employees. The increase in the number of employees has been driven by increasing volumes of customer activity. None of our employees are represented by labor unions.

Segments
We have two reportable segments, North America and Europe. Segment financial information is presented in Note 11 to our consolidated financial statements. The North American segment consists of operations located in the United States and Canada. The European segment consists of operations located in France, Germany, the Netherlands, and the United Kingdom.

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

Within each geographical region of our North American segment, our branches have similar economic and operational characteristics including:

•	BakerZero™ safety program;

•	similar products and services;

•	similar operational policies and procedures;

•	Strategic Accounts customers with pricing and contractual terms established centrally and administered at the local branches;

•	equipment that is frequently purchased through a centralized corporate procurement function; and

•	shared employees and other resources.

Similarly, in Europe we have designed our equipment to be compatible with the most stringent laws in the European Union. Our equipment in the United States would not be suitable for use in our European business. We have not, and have no plans to, transfer assets from North America to Europe.

Environmental, Health, and Safety Regulations
Our operations are subject to numerous laws governing environmental protection and occupational health and safety matters. These laws regulate issues such as wastewater, storm water, solid and hazardous wastes and materials and air quality. Our operations generally do not raise significant environmental risks, but we use and store hazardous waste and materials and air quality as part of maintaining our rental equipment fleet and the overall operations of our business, dispose of solid and hazardous waste and wastewater from equipment washing, and store and dispense petroleum products from above-ground storage tanks located at certain of our locations. Under environmental and safety laws, we may be liable for, among other things, (i) the costs of investigating and remediating contamination at our sites as well as sites to which we send hazardous wastes for disposal or treatment, regardless of fault, and (ii) fines and penalties for non-compliance. We incur ongoing expenses associated with the performance of appropriate investigation and remediation activities at certain of our locations.

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

Continued or sustained decline in oil prices and/or natural gas prices at or below current levels could have a negative impact on our operating results.
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
Nearly all the equipment we rent to customers is manufactured for us by a limited number of suppliers for the vast majority of our capital expenditures, and we depend on them in the operation of our business. If our suppliers were unable or unwilling to provide us with equipment, we would have to find other suppliers, perhaps on short notice, in order to obtain the equipment necessary to operate and grow our business. We do not maintain long-term or exclusive contracts with any of our suppliers. Many of our suppliers manufacture products for other businesses, including businesses that compete with us or for our customers directly and could decide to stop manufacturing products for us. We also purchase equipment from common suppliers that supply equipment to other companies, and accordingly any substantial increase in demand for the type of equipment we rent may make it more difficult for us to obtain this equipment or result in significant price increases. Our suppliers also may be unable to provide us with equipment because of difficulties or disruptions in their own businesses. It is also possible that one or more of our suppliers will provide us with substandard or faulty equipment that we are unable to rent to our customers. Any of these problems could require us to find other manufacturers of the equipment we rent, which could be a lengthy, disruptive and expensive process, resulting in costs that we may not be able to pass on to our customers and that materially adversely affects our results of operations.

As our rental equipment ages, we may face increased costs to maintain, repair and replace that equipment, and new equipment could become more expensive.
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

The short-term nature of our rental contracts exposes us to redeployment risks and means that we could experience rapid fluctuations in revenue in response to market conditions.
Our rental contracts are typically short-term in nature, with prices quoted on a daily, weekly and monthly basis, and either party to the agreement is able to terminate upon notice. As a result, our rental income, both in terms of price and quantity, is not fixed for any substantial period of time and may fluctuate quickly in response to changes in market conditions. This is because adverse changes in general economic conditions or in the business environment affecting our customers can make it difficult for us to find customers to rent our equipment as it comes off of existing rental contracts. This could lead us to lower our price for renting this equipment, reduce our overall number of rentals or both, which in turn could materially adversely affect our revenue and profitability. Further, because our rental contracts are short-term in nature, these changes to our business and profitability could happen very quickly after the corresponding changes in market conditions.

Our industry is highly competitive, and competitive pressures could lead to a decrease in our market share or in the prices that we can charge.
The equipment rental industry is fragmented and competitive. We have one large national competitor that offers a range of tanks, pumps and related product categories and several national competitors that offer a more limited range of products than we do. There are also several smaller regional competitors and a host of localized independent companies. General equipment rental companies could decide to compete in our markets using their scale and networks. Furthermore, we are entering new markets that are highly competitive. We may in the future encounter increased competition from our existing competitors or from new companies that choose to enter our business or existing markets. From time to time, our competitors may attempt to compete aggressively by lowering rental rates or prices or by increasing their supply of equipment. Competitive pressures could materially adversely affect our revenue and operating results by, among other things, decreasing our rental volumes or leading us to lower the prices that we can charge. In addition, we or a competitor may decide to increase fleet size in order to retain or increase market share. Furthermore, we may be unable to match a competitor’s price reductions, fleet investment or employee compensation. Any of the foregoing could materially adversely impact our operating results through a combination of a decrease in our market share, lower revenue and decreased operating income. Finally, one of our suppliers of equipment could enter the rental business and compete against us.

We lease all our branch locations and accordingly are subject to the risk of substantial changes to the real estate rental markets and our relationships with our landlords.
We do not own any real property and instead rent the property we use for our branches and other locations. This requires us to find appropriate locations and negotiate or renegotiate acceptable leases with our landlords on a regular basis. Accordingly, if there is any major change in rental markets for the types of facilities we require, this could impact our costs and could make it more difficult for us to locate our branches in desirable locations. In addition, we rent approximately 32% of our branch locations from a single landlord, who was at one time an investor in our company. If our relationship with this individual were to deteriorate, if he were to sell or otherwise transfer his holdings, or if he for some other reason decided to stop renting to us on current terms or at all, at the conclusion of each rental agreement we could be forced from these locations and, as a result, pay higher costs for our branch leases. This could cause a disruption of our business and could have a material adverse effect on our costs and results of operations.

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
Certain of our pump products are subject to increasingly stringent non-road diesel engine emissions standards adopted by the EPA that are being phased in over time for different engine sizes and horsepower ratings. We have developed plans to achieve substantial compliance with these requirements, which rely, in part, on the timely development of compliance engines by our suppliers and our participation in correct EPA regulatory programs. If we are unable to successfully execute such plans, our ability to place our products into the market may be inhibited, which could have a material adverse effect on our competitive position and financial results. Additionally, we expect that these regulatory changes will result in the implementation of price increases and we may not be able to pass along all of these increased costs to our customers.
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
We have the capability to serve customers in all 50 states in the United States and Puerto Rico. In addition, we operate international locations in Europe and Canada. In Europe, we have the capability to service Western Europe. This exposes us and our customers to a host of different federal, national, state and local regulations. Many of these laws and regulations affect our customers’ need for our equipment. Accordingly, changes in these laws and regulations could materially adversely affect the demand for our rental equipment in the relevant jurisdictions and thereby decrease our revenue and our margins.
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

•	changes in U.S. GAAP

•
Our cash held outside the United States may be repatriated to the United States but, under current law, may be subject to U.S. state income taxes and foreign withholding taxes. We do not plan to repatriate cash balances from our foreign subsidiaries to fund our operations within the United States. We have not recognized deferred income taxes for state income, local country income and withholding taxes that could be incurred on distributions of certain non-U.S. earnings or for outside basis differences in our subsidiaries, because we plan to indefinitely reinvest such earnings and basis differences. We utilize a variety of cash planning strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Our intent is to meet our domestic liquidity needs through ongoing cash flow, external borrowings, or both. Cash was down year over year as the result of increased capital investment, expenses related to exploring strategic alternatives and increased accounts receivable.

The occurrence of such events may result in higher taxes, lower profitability, and increased volatility in our financial results. In addition, the tax provision could also be impacted by changes in U.S. federal and state or international tax laws applicable to corporate multinationals. On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 ("Tax Act" or "Tax

Reform") significantly changed income tax law that affect U.S. corporations. We made significant judgments and assumptions in the interpretation of this new law and in our calculations of the provisional amounts reflected in our financial statements. The U.S. Treasury Department, the Internal Revenue Service ("IRS"), and other standard-setting bodies may issue guidance on how the provisions of the Tax Act will be applied or otherwise administered, and additional accounting guidance or interpretations may be issued in the future that is different from our current interpretation. As we further analyze the new law, and collect relevant information to complete our computations of the related accounting impact, we may make adjustments to the provisional amounts that could materially affect our provision for income taxes in the period in which the adjustments are made. In addition, other countries are considering fundamental tax law changes. Any changes in taxing jurisdictions' administrative interpretations, decisions, policies and positions could also impact our tax liabilities.

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
In particular, the FMCSA implemented the Compliance Safety Accountability operational model in 2010, which evaluates driver behavior in six different on-road safety categories. If a company falls into the bottom quartile in any category, the FMCSA will send that company a warning letter. There are no penalties associated with such a warning letter other than increased roadside inspections; however, if a company had received such a letter and did not improve its safety performance, there could be further scrutiny of its operations in the future, including investigations of safety practices and imposition of a cooperative safety plan. In severe instances, the FMCSA could issue notices of violations imposing civil penalties or even order us to cease all motor vehicle operations. As of January 31, 2018, we have not received any warning letters.
The trucking industry is subject to possible regulatory and legislative changes that may impact our operations by requiring changes in fuel emissions limits, the hours of service regulations, limits on vehicle weight and size and other matters, including safety requirements and electronic on board recording devices.

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
Climate change and its association with the emission of GHGs is receiving increased attention from the scientific and political communities. The federal government, certain states and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on greenhouse gas emissions from certain sectors or facility categories or mandating the increased use of electricity from renewable energy sources. These actions could increase the costs of operating our businesses, reduce the demand for our products and services and impact the prices we charge our customers, any or all of which could adversely affect our results of operations. In particular, a large portion of our revenue is generated by customers in the refinery and oil and gas exploration industries; accordingly, any regulatory changes that reduce, or increase the cost of, the exploration for or refining of petroleum products could materially adversely affect our revenue.

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

In addition, as an “emerging growth company,” we may elect under the JOBS Act to delay adoption of all new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Therefore, our financial statements may not be comparable to those of companies that comply with standards that are otherwise applicable to public companies.
We may be required to recognize additional impairment charges in the future which could have an adverse effect on our financial condition and results of operations.
We assess our goodwill, other intangible assets and our long-lived assets on an annual basis and whenever events or changes in circumstances indicate the carrying value of our assets may not be recoverable, and as and when required by accounting principles generally accepted in the United States to determine whether they are impaired. During the fiscal year ended January 31, 2018, we recorded charges of approximately $1.0 million for the impairment of our indefinite-lived intangible asset (trade name). Future appraisals of our business impacting the fair value of our assets or changes in estimates of our future cash flows could affect our impairment analysis in future periods and cause us to record either an additional expense for impairment of assets previously determined to be partially impaired or record an expense for impairment of other assets. Depending on future circumstances, we may never realize the full value of intangible assets. Any future determination or impairment of a significant portion of our goodwill and other intangibles could have an adverse effect on our financial condition and results of operations.

Risks Related to the Notes and Our Indebtedness

We have a substantial amount of debt, which exposes us to various risks.
We have substantial debt and, as a result, significant debt service obligations. On January 31, 2018, our total indebtedness was $638.6 million (including $240.0 million aggregate principal amount of 8.25% senior notes due June 2019 and $398.6 million aggregate principal amount outstanding under our term loan facility). The terms applicable to the Incremental Term Loans are the same as those applicable to the term loans under the Credit Agreement. We also had an additional $40.0 million available for borrowing under our revolving credit facility as of January 31, 2018. The revolver and term loan facility both mature in less than 12 months from the date of these audited financial statements. Our substantial level of debt and debt service obligations could have important consequences including:

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

The occurrence of any one of these events could have an adverse effect on our business, financial condition, results of operations, prospects, and ability to satisfy our obligations under our debt. In addition, the U.S. Tax Cuts and Jobs Act of 2017 imposes significant additional limitations on the deductibility of interest. See "Changes in our effective income tax rate could materially affect our results of operations."

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
The notes and the related guarantees are unsecured. This means they are effectively subordinated in right of payment to all of our and our subsidiary guarantors’ secured debt, including our credit facilities, to the extent of the value of the assets securing that debt. Loans under our credit facilities are secured by substantially all of our and the guarantors’ assets (subject to certain exceptions). We have $398.6 million outstanding under the term loan portion and no amount outstanding (and $40.0 million of unused availability) under the revolving portion of our credit facilities as of January 31, 2018. Furthermore, the indenture governing the notes will allow us to incur additional secured debt.

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
None of our existing or future foreign subsidiaries will guarantee the notes, and some of our future domestic subsidiaries may not guarantee the notes. This means the notes are structurally subordinated to the debt and other liabilities of these subsidiaries. As of January 31, 2018, our non-guarantor subsidiaries had $14.4 million of total liabilities, including trade payables and deferred tax liabilities and excluding intercompany liabilities. Our non-guarantor subsidiaries may, in the future, incur substantial additional liabilities, including debt. Furthermore, we may, under certain circumstances described in the indenture governing the notes, designate subsidiaries to be unrestricted subsidiaries, and any subsidiary that is designated as unrestricted will not guarantee the notes. In the event of our non-guarantor subsidiaries’ bankruptcy, insolvency, liquidation, dissolution, reorganization or similar proceeding, the assets of those non-guarantor subsidiaries will not be available to pay obligations on the notes until after all of the liabilities (including trade payables) of those non-guarantor subsidiaries have been paid in full.

We have substantial doubt about our entity's ability to continue as a going concern
We are required to evaluate whether there is substantial doubt about our ability to continue as a going concern in each reporting period, including interim periods.

In evaluating our ability to continue as a going concern, we considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern within twelve months after the financial statements are issued. We considered the current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the conditional and unconditional obligations due before April 20, 2019. As of January 31, 2018, we had $34.4 million of cash and cash equivalents on our consolidated balance sheet and $40.0 million of availability under our Revolving Credit Facility. A substantial amount of our cash from operations is used for debt service obligations. Under our current debt structure, if the maturity date of the senior notes is not extended 90 days beyond its Revolving Credit Facility’s maturity date, the Revolving Credit Facility maturity date accelerates to January 30, 2019 and, if the maturity date of the senior notes is not extended 90 days beyond its term loan maturity date, the term loan maturity date accelerates to March 2, 2019.

Our current cash and cash equivalents and our forecasted cash flows generated from operating activities through April 20, 2019, will not be sufficient to meet our debt maturities, prior to April 20, 2019. As a result, there is substantial doubt about our ability to continue as a going concern.

We have been reviewing a number of potential alternatives regarding our outstanding indebtedness, including refinancing or extending our debt obligations. Our ability to meet obligations as they become due in the ordinary course of business over the next twelve months will depend on our ability to refinance or extend the maturity of our senior notes. There can be no assurance that management’s plan will be successful such that the debt will be refinanced or extended in a timely manner in amounts that are sufficient to meet our obligations as they become due, or on terms acceptable to us, or at all. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Anticipated Cash Requirements.” Our ability to meet our obligations as they become due in the ordinary course of business for the next 12 months will depend on our ability to achieve our forecast and our ability to refinance or extend the maturity of our senior notes. If we are unable to continue to obtain sources of refinancing or extend the maturity of the senior notes, we could face substantial liquidity problems, which could have a material adverse effect on our financial condition and on our ability to meet the Company’s obligations.

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
Certain of our existing subsidiaries guarantee the notes, and certain of our future subsidiaries may guarantee the notes. Our issuance of the notes, the issuance of the guarantees by the guarantors and the granting of liens by us and the guarantors in favor of the lenders under our credit facilities, may be subject to review under state and federal laws if a bankruptcy, liquidation or reorganization case or a lawsuit, including circumstances in which bankruptcy is not involved, were commenced at some future date by us, by the guarantors or on behalf of our unpaid creditors or the unpaid creditors of a guarantor. Under the federal bankruptcy laws and comparable provisions of state fraudulent transfer and fraudulent conveyance laws, a court may void or otherwise decline to enforce the notes or a guarantor’s guarantee, or a court may subordinate the notes or a guarantee to our or the applicable guarantor’s existing and future debt.

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

We are substantially owned and controlled by funds advised by Permira Advisers, L.L.C. (the "Sponsor"), and the funds’ interests as equity holders may conflict with yours.
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
Our global headquarters is located in Plano, Texas, and our facility in Seal Beach, California, house certain finance, IT, legal and other administrative functions.

Location	Purpose or Use	Square Feet as of January 31, 2018	Status as of January 31, 2018
Plano, Texas	Corporate headquarters	18,523	Leased, expires August 14, 2024
Seal Beach, California	Administration	18,310	Leased, expires March 31, 2019

We lease all our locations in the United States, Canada and Europe. Upon expiration of our leases, we believe we will obtain lease agreements under similar terms; however, there can be no assurance that we will receive similar terms or that any offer to renew will be accepted.

See Note 13, “Commitments and Contingencies—Leases” of the Notes to our Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K for additional information regarding our obligations under leases.

Item 3.	LEGAL PROCEEDINGS
Description can be found in Note 13, “Commitments and Contingencies—Litigation” of the Notes to our Consolidated Financial Statements, included in Item 8 of this annual report on Form 10-K for additional information regarding our legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES
Not Applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
All of our outstanding shares are privately held, and there is no established public market for our shares.

Holders
As of January 31, 2018, there was one holder of record of our common stock, BakerCorp International Holdings, Inc.

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

Purchases of Equity Securities by the Issuer
There were no purchases of our equity securities made by or on behalf of us during fiscal year 2018.

Equity Compensation Plans
For information regarding equity compensation plans, see Note 10. “Share-Based Compensation” of the “Notes to our Consolidated Financial Statements” included in Item 8 of this annual report on Form 10-K.

Item 6.	SELECTED FINANCIAL DATA
The following selected consolidated historical financial data reflects the results of operations and balance sheet data as of and for the years ended January 31, 2014 to 2018 for the stated periods. The data below should be read in conjunction with and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto contained elsewhere in this report. The financial information presented may not be indicative of our future performance.

	January 31,
(In thousands)	2018	2017	2016	2015	2014
Statement of operations data:
Total revenue	$278,611	$255,420	$303,129	$332,320	$310,611
Total operating expense	275,346	369,433	468,330	302,334	291,309
Income (loss) from operations	3,265	(114,013)	(165,201)	29,986	19,302
Total other expenses, net	40,287	42,059	43,492	43,331	45,230
Loss before income tax benefit	(37,022)	(156,072)	(208,693)	(13,345)	(25,928)
Income tax benefit	(44,507)	(31,937)	(36,473)	(6,702)	(7,684)
Net income (loss)	$7,485	$(124,135)	$(172,220)	$(6,643)	$(18,244)
Balance sheets as of
Cash	$34,442	$44,563	$44,754	$18,665	$25,536
Accounts receivable, net	68,105	52,478	62,420	70,758	65,142
Property and equipment, net	310,676	320,707	336,635	368,299	393,142
Total assets	821,101	830,540	995,094	1,217,853	1,274,506
Total debt (excluding capital leases)	634,387	635,477	637,264	639,521	641,279
Shareholder’s equity	$69,634	$42,395	$167,448	$342,248	$373,756

EBITDA GAAP Reconciliations
The following is a reconciliation of our net income (loss) to EBITDA and Adjusted EBITDA for the following:

	Fiscal years ended January 31,
(dollar amounts in thousands)	2018	2017	2016
Net income (loss)	$7,485	$(124,135)	$(172,220)
Interest expense	40,734	41,516	42,329
Income tax benefit	(44,507)	(31,937)	(36,473)
Depreciation and amortization expense	59,260	59,775	63,168
EBITDA	62,972	(54,781)	(103,196)
Foreign currency exchange (gain) loss, net	(427)	565	1,163
Financing related costs	3,970	138	135
Sponsor management fees	585	554	546
Share-based compensation expense	445	315	343
Impairment of goodwill and other intangible assets	1,000	116,340	182,849
Impairment of long-lived assets	1,391	4,485	3,086
Restructure related costs	585	703	1,884
Software license and other fees related to impaired asset	—	—	917
Other	3,674	610	1,784
Adjusted EBITDA	$74,195	$68,929	$89,511
Adjusted EBITDA margin	26.6%	27.0%	29.5%

EBITDA represents the sum of net income (loss), interest expense, income taxes and depreciation of rental equipment and non-rental depreciation and amortization expense. Adjusted EBITDA represents EBITDA excluding certain expenses detailed within the net income (loss) to Adjusted EBITDA reconciliation above. EBITDA and Adjusted EBITDA, which are used by management to measure performance, are non-GAAP financial measures. Management believes that EBITDA and Adjusted EBITDA are useful to investors. EBITDA is commonly utilized in our industry to evaluate operating performance, and Adjusted EBITDA is used to determine our compliance with financial covenants related to our debt instruments and is a key metric used to determine incentive compensation for certain of our employees, including members of our executive management team. Both EBITDA and Adjusted EBITDA are included as a supplemental measure of our operating performance because in the opinion of management they eliminate items that have less bearing on our operating performance and highlight trends in our core business that may not otherwise be apparent when relying solely on U.S. GAAP financial measures. In addition, Adjusted EBITDA is one of the primary measures management uses for the planning and budgeting processes and to monitor and evaluate our operating results. EBITDA and Adjusted EBITDA are not recognized items under U.S. GAAP and do not purport to be alternative to measures of our financial performance as determined in accordance with U.S. GAAP, such as net income (loss). Because other companies may calculate EBITDA and Adjusted EBITDA differently than we do, EBITDA may not be, and Adjusted EBITDA as presented herein is not, comparable to similarly titled measures reported by other companies.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with "Selected Financial Data," our consolidated financial statements and the related notes included in the Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risk and uncertainty. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors including the risks we discus in Item 1A, "Risk Factors," and elsewhere in this Annual Report on Form 10-K, that could cause actual results to differ materially from those anticipated by us. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect actual outcomes. The discussion is divided into the following sections:

•	Overview

•	Critical Accounting Policies, Estimates and Judgments

•	Results of Operations

•	Liquidity and Capital Resources

Overview
Business
We are a provider of liquid containment, transfer and treatment solutions operating within the specialty sector of the broader industrial services industry. We provide equipment rental, service and sales to our customers through a solution-oriented approach often involving multiple products. We provide our containment solutions within the United States through a national network with the capability to serve customers in all 50 states as well as a number of international locations in Europe and Canada. We maintain one of the largest and most diverse liquid containment, transfer and treatment solutions rental fleets in the industry consisting of more than 25,000 serialized units, including steel tanks, polyethylene tanks, modular tanks, roll-off boxes, pumps, pipes, hoses and fittings, filtration, tank trailers, berms, and trench shoring equipment.

We serve customers in over 15 industries, including industrial and environmental remediation, refining, environmental services, construction, chemicals, transportation, power, municipal works, pipeline, and oil and gas. During fiscal years 2018, 2017 and 2016, no single customer represented more than 10% of our total revenue, and our top ten customers accounted for approximately 19.3% of our total revenue.

The demand for our services in the upstream segment of the oil and gas industry, which comprised approximately 8.9% of our total revenue for the fiscal year ended January 31, 2018, depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile and the substantial reductions in crude oil prices that began in October 2014, and continued into 2015 and 2016, have resulted in a decline in the level of drilling and production activity, reducing the demand for containment solutions in the basins in which we operate. During the fiscal year ended January 31, 2018, we recorded charges totaling $1.0 million associated with the impairment of a portion of our indefinite-lived other intangible assets (trade name) within our North American segment as a result of the sustained decline in oil prices, together with the projected market expectations of a slow recovery of such prices, making it more likely than not that the fair value had decreased below its respective carrying value. A further reduction in crude oil and natural gas prices could lead to continued declines in the level of production activity and demand for our services, which could result in the recognition of additional impairment charges of our intangible assets and property and equipment associated with our North American operations.

Our key business objectives are to continue to fund our highest growth opportunities, optimize our fleet, increase revenue through a multi-tiered commercial strategy, and achieve operational excellence by increasing efficiencies and maintaining an expense base that supports our existing revenue streams and allows for scalability. We can achieve this through a variety of company-wide process improvements such as:

•
We continued the implementation of the Asset Management System, which enables us to thoroughly evaluate our equipment, assess cost of ownership and rate of return, and prioritize how we manage each piece of equipment, allowing for improved planning, cost management, and resource allocation.

•
We developed more sophisticated systems to actively monitor the life cycle of our equipment. With this investment, we can make more informed decisions to refurbish or retire under-utilized and/or high maintenance cost assets and replace those units with assets that have a higher demand and/or strategic value.

•
We continued to implement the "Rent Ready Optimization Concept" (RROC), which includes lean transformation and standardization of all facilities, inventory management, and a revamp of our Quality Management System process. RROC is designed to streamline field processes from start to finish to significantly reduce our time to return equipment coming off-rent to rent ready condition, thereby improving our ability to respond to customer demand as well as accurately manage assets throughout their life cycle. We currently have 7 RROC certified branches and anticipate 15 RROC certified branches by the end of the fiscal year 2019.

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

Geographic Operations
Our branches and employees by reportable segment were as follows:

	January 31,
	2018	2017	Change
Branches:
Number of branches-North American Segment	46	46	—
Number of branches-European Segment	11	11	—
Total branches	57	57	—
Employees:
Number of employees-North American Segment	789	741	48
Number of employees-European Segment	155	132	23
Total employees	944	873	71

Our operations are managed from our corporate headquarters, which is located in Plano, Texas. The majority of our operations, resources, property and equipment are located in North America, and predominantly in the United States. The U.S. and Canada comprise our North American segment. Our equipment generally has the capability to be utilized for multiple applications within North America. We incentivize our local managers to maximize return on assets under their control and we have well-developed systems to enable equipment and resource sharing. As a result, equipment in the U.S. and Canada is readily transferable and shared by the local branch managers. The process of equipment and resource sharing within our reportable segments enables us to maximize our efficiency and respond to shifts in customer demand.
We serve customers in our European segment from branches located in the Netherlands, Germany, France, and the United Kingdom. Our European operations are headquartered in the Netherlands. Our equipment may be transferred between European locations to serve customers if demand dictates.

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

Seasonality
Demand from our customers has historically been higher during the second half of our fiscal year compared to the first half of the year. The peak demand period for our products and services typically occurs during the months of August through November. This peak demand period is driven by certain customers that need to complete maintenance work and other specific projects before the onset of colder weather. Because much of our revenue is derived from storing, moving, or treating liquids, the impact of weather may hinder the ability of our customers to fully utilize our equipment. This is particularly the case for customers with project locations in regions that are subject to freezing temperatures during winter.

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
•Medical insurance reserve
•Contingencies
•Income taxes
•Inventory
•Business combinations

Revenue Recognition

We enter into contracts with our customers to rent equipment based on a daily, weekly or monthly rental rates. The rental agreement may be terminated by us or our customers at any time. We have the right to substitute any equipment on rent with similar equipment at our discretion. We recognize rental revenue upon the passage of each rental day when: (i) there is contractual evidence of the arrangement; (ii) the price is fixed and determinable; and (iii) there is no evidence to indicate that collectability is not reasonably assured.
We recognize revenue on the sale of products or services when: (i) there is contractual evidence of the transaction; (ii) the products or services are delivered; (iii) the price is fixed and determinable; and (iv) there is no evidence to indicate that collectability is not reasonably assured.

We accrue for volume rebates and discounts during the same period as the related revenues are recorded based on our current expectations, after considering historical experience. Changes in such accruals may be required if future rebates differ from our estimates. Rebates and discounts are recognized as a reduction of revenues. The rebates and discounts accrual balance as of January 31, 2018 and 2017 was $0.7 million and $0.8 million, respectively.

We record a provision for estimated sales returns and allowances. The provision recorded for estimated sales returns and allowances is deducted from revenues to arrive at net revenues in the period the related revenue is recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that we have established, we will record a reduction or increase to net revenues in the period in which we make such a determination. The allowance for sales returns balance as of January 31, 2018 and 2017 was $0.6 million in both fiscal years.

Multiple Element Arrangements
We enter into agreements to rent our equipment, sell our products and perform services, and, while the majority of our agreements contain standard terms and conditions, there are agreements that contain multiple elements or non-standard terms and conditions. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize revenue for each element. We recognize revenue for delivered elements as separate units of accounting only when the delivered elements have standalone value, uncertainties regarding customer acceptance are resolved and there is no customer-negotiated refund or return rights for the delivered elements. For elements that do not have standalone value, we recognize revenue consistent with the pattern of the associated deliverables. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item and the delivery and performance of the undelivered item is considered probable and substantially in our control, the delivered element constitutes a separate unit of accounting. Changes in the allocation of the sales price between elements may impact the timing of revenue recognition but will not change the total revenue recognized on the contract. Generally, the deliverables under our multiple element arrangements are delivered over a period of less than three months.
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

•
Expected term—For options granted “at-the-money” in fiscal years 2018 and 2017, we used the simplified method to estimate the expected term for the stock options as we do not have enough historical exercise data to provide a reasonable estimate. For stock options granted “out-of-the-money” in fiscal years 2018 and 2017, we used an adjusted simplified method that considers the probability of the stock options becoming “in-the-money.”

•	Risk-free rate—The risk-free interest rate was based on the U.S. Treasury yield with a maturity date closest to the expiration date of that stock option grant.

     The valuation dates and the resulting value of BCI Holdings common stock during fiscal years 2016 and 2017 were the following:

	March 2015	July 2015	October 2015	January 2016	March 2016
Stock value per share (1)	$102.00	$90.00	$85.00	$63.61	$63.61
Number of option grants (in shares)	5,000	—	—	650,301	2,625
Total equity value (in millions) (1)	$386.5	$341.2	$322.9	$241.8	$241.8

	May 2016	July 2016	August 2016	September 2016
Stock value per share (1)	$21.26	$18.30	$18.30	$18.30
Number of option grants (in shares)(2)	37,500	14,000	1,250	1,500
Total equity value (in millions) (1)	$80.8	$69.6	$69.6	$69.6

(1)	These values have been discounted for a marketability factor as the shares are not tradable on any market or exchange and contain transfer restrictions.

(2)
Pursuant to the Option Exchange Offer, we granted modified stock options to eligible options holders (including the CEO) to purchase 568,427 shares of common stock in exchange for the cancellation of the tendered options to purchase 732,033 shares of common stock (see discussion below). We granted an additional 81,874 options on January 29, 2016. In the year ended January 31, 2017 we granted options to purchase 56,875 shares. There were no options granted for the fiscal year ended January 31, 2018. Refer to Note 10 in the "Notes to Consolidated Financial Statements" included in Item 8 of this annual report on Form 10-K, for further information.

There were no new grants of stock options during the fiscal year ended January 31, 2018.

Stock Option Exchange Program
In November 2015, we commenced the Option Exchange Offer to allow certain employees and non-employee members of our board of directors the opportunity to exchange, on a grant-by-grant basis, their eligible options, with varying exercise prices per share ranging from $70 to $300, for new stock options that the Company granted under its 2011 Plan. Generally, most of the employees and non-employee board members with outstanding options were eligible to participate in the Option Exchange Offer, which expired on December 29, 2015. Each new stock option has an exercise price equal to $85, the stock value per share estimated as of the quarter end date preceding modification. Each new stock option has a maximum term that is equal to the remaining term of the original corresponding eligible option. Each new stock option becomes fully vested and exercisable only upon the consummation of a Change in Control (as defined in the 2011 Plan) or an initial public offering (“IPO”) of our common stock and only if the employee remains employed at that time. This is the case even if the eligible options were fully vested on the date of the exchange. There are three employees and one non-employee consultant who are not participating in the Option Exchange Offer.
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
We did not recognize any incremental expense resulting from the modification. Since the modified stock options contain a liquidity event based performance condition (i.e., Change in Control or IPO), we determined recognition of any incremental compensation cost should be deferred until the occurrence of the liquidity event. Total future additional share-

based compensation expense resulting from the modification of stock options, excluding CEO options, and including options previously classified as liability awards, totaled $5.2 and $6.2 million as of January 31, 2018 and 2017, respectively.
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
Included in the Option Exchange Offer discussed above, we granted modified stock options to the CEO to purchase 225,000 shares of common stock in exchange for the tendered options to purchase 450,000 shares of common stock under the 2011 Plan. Each new stock option has an exercise price equal to $85, the stock value per share estimated as of the quarter end date preceding modification. Each new stock option has a maximum term that is equal to the remaining term of the original corresponding eligible option. Each new stock option becomes fully vested and exercisable only upon the consummation of a Change in Control or an IPO and only if the employee remains employed at that time. The modified stock options contain a liquidity event based performance condition. As a result, we determined compensation cost recognition should continue to be deferred until the occurrence of the Change in Control or IPO. As of January 31, 2018, and 2017, the total unrecognized share-based compensation expense for the CEO's options was $8.1 million. During fiscal years 2018, 2017 and 2016, we did not recognize any share-based compensation expense related to the CEO’s options.
New Grants
There were no new grants of stock options during the fiscal year ended January 31, 2018.
Share-based Compensation
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
Please refer to Note 10, “Share-Based Compensation” of the “Notes to Consolidated Financial Statements” included in Item 8 of the annual report on Form 10-K, for more information.

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

Prior to January 1, 2017, we reviewed goodwill for impairment utilizing a two-step process. To evaluate whether goodwill is impaired, the first step is to compare the estimated fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. We estimate the fair value of our reporting units based on income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of enterprise value to EBITDA for comparable companies. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured.
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

Goodwill Impairment testing during fiscal year ended January 31, 2018
The North America goodwill was written down to zero as of January 31, 2017, and there were no indicators of impairment to our European reporting unit as of January 31, 2018.

Goodwill Impairment testing during fiscal year ended January 31, 2017
During the three months ended April 30, 2016, we encountered a reduction in our operating results in comparison to our forecast, primarily due to greater weakness in upstream oil and gas than anticipated, slower rebound in our construction business, and the delay of capital projects by refinery and power plants which can be seen through our lower volume of work with industrial service customers. As a result of the decline in demand for our products and services, we re-assessed our revenue and EBITDA forecast beginning with fiscal year 2017 using a bottoms-up approach, having conversations with our key customers, and performing an analysis on current market conditions and industry spending behavior. Based on our assessment, we noted that despite the recent stabilization of oil prices during the first quarter of fiscal year 2017, there was continued uncertainty in the energy market resulting in a slow-down in capital spend. As a result, during the first quarter of fiscal year 2017, we updated our projections to reflect the decline in activity for the remainder of the year, adjusted our forecast for the outer years to maintain similar growth rates as our previous forecast, and performed the first step of the goodwill impairment test.
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

Trade name impairment test during fiscal year ending January 31, 2018
To evaluate whether trade names are impaired, we compare the fair value to its carrying value. We estimate the fair value using an income approach, using the asset’s projected discounted cash flows. We recognize an impairment loss when the estimated fair value of our trade names asset is less than its carrying value. Determining the fair value of trade names is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions. If actual results are not consistent with our estimates and assumptions, we may be exposed to material impairment charges.

During the three months ended July 31, 2017, an indicator of impairment to our indefinite-lived intangible asset (trade name) was identified in our North American reporting unit due to a reduction in our forecast due to a slower than expected recovery in our maintenance and oil and gas customers. Based on our analysis, we concluded that the carrying value of our trade name indefinite-lived intangible asset exceeded its fair value and we recorded an impairment charge of $1.0 million. No further indicators of impairment existed to our North American trade name throughout the remainder of the fiscal year ended January 31, 2018. As of January 31, 2018, the net Customer Relationship definite-lived intangible asset was $295.7 million of which $281.0 million, or 95%, related to the North American reporting unit.
Trade name impairment test during fiscal year ending January 31, 2017
Due to certain indicators of impairment identified during our April 30, 2016 interim impairment test of goodwill, we assessed our indefinite and definite-lived intangible assets for impairment. Based on our analysis, we concluded that the carrying value of our indefinite-lived intangible asset (trade name) exceeded its fair value and recorded an impairment charge of $18.3 million in our North American reporting unit during the fiscal year ended January 31, 2017. As of January 31, 2017, the net Customer Relationship definite-lived intangible asset was $309.7 million of which $296.3 million, or 96%, related to the North American reporting unit.
There were no impairment charges recorded in Europe during the fiscal years ended January 31, 2018 and 2017.
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
We have not made any material changes in our impairment loss assessment methodology during the past three fiscal years ended January 31, 2018, 2017 and 2016. We do not currently anticipate that there will be a material change in the estimates or assumptions we use to calculate the impairment of long-lived assets and customer relationships.
Impairment charges for our long-lived assets were $1.4 million, $4.5 million and $3.1 million during the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

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

Medical Insurance Reserve
In fiscal year 2016, we switched to a self-insured plan and made an estimate for participant claims that had been incurred but not reported to the insurer of $0.8 million as of January 31, 2016. In fiscal year 2018 and 2017, we retained a third party to provide the incurred but not reported estimates. The estimates were developed in compliance with applicable standards as promulgated by the Actuarial Standards of Practice. Incurred but not reported claims as of January 31, 2018 and 2017 were estimated at $0.9 million and $0.8 million, respectively.

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

We must assess the likelihood that each of our deferred tax assets will be realized. To the extent we believe that realization of any of our deferred tax assets is not more likely than not, we establish a valuation allowance. When we establish a valuation allowance or increase this allowance in a reporting period, we generally record a corresponding tax expense in our consolidated statement of operations. Conversely, to the extent circumstances indicate that a valuation allowance is no longer necessary, that portion of the valuation allowance is reversed, which generally reduces our overall income tax expense. The majority of our deferred tax asset relates to U.S. net operating loss carry forwards that have future expiration dates. Management believes that the Company will fully utilize all of its deferred tax assets, including federal, state and foreign net operating loss carryforwards, except $0.2 million of certain foreign tax credits and state net operating loss carryforwards as we believe it is more likely than not that those deferred tax assets will not be realized.

We have recorded provisional estimates associated with the December 22, 2017 enactment of the U.S. Tax Cuts and Jobs Act of 2017. The SEC has provided accounting and reporting guidance that allows us to report provisional amounts within a measurement period up to one year due to the complexities inherent in adopting the changes. We consider both the recognition of the transition tax and the remeasurement of deferred income taxes incomplete. New guidance from regulators, interpretation of the law, and refinement of our estimates from ongoing analysis of data and tax positions may change the provisional amounts.

The Tax Cuts and Jobs Act, which was enacted in December 2017, had a substantial impact on our income tax benefit for the fiscal year ended January 31, 2018. See Note 9 "Income Taxes" of the Notes to the Consolidated Financial Statements included in Item 8 of this annual report for further detail.

Inventory
Our inventory is composed of finished goods that we purchase and hold for resale, components that we utilize in our assembly of electrocoagulation equipment, pumps and filtration equipment and repair parts used to replace components in our rental fleet equipment. Inventory is valued at the lower of cost or market value. We write down our inventory for the estimated difference between the inventory’s cost and its estimated market value based upon our best estimates of market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which may have a material impact on our consolidated financial statements. Such circumstances may include, but are not limited to, the development of new competing technology that impedes the marketability of our products or the occurrence of significant price decreases.

We carry inventory in amounts necessary to satisfy our customers’ demand. We continually monitor our inventory status to control inventory levels and write down any excess or obsolete inventories on hand.

Business Combinations
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets.

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

Results of Operations
The table below presents results as follows:

	Fiscal Years Ended January 31,
	2018		2017		2016
(dollar amounts in thousands)	Amount	% of Revenues	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Rental revenue	$225,741	81.0%	$207,985	81.5%	$243,409	80.3%
Sales revenue	18,893	6.8%	16,966	6.6%	17,271	5.7%
Service revenue	33,977	12.2%	30,469	11.9%	42,449	14.0%
Total revenue	278,611	100.0%	255,420	100.0%	303,129	100.0%
Operating expenses:
Employee related expenses	104,119	37.4%	94,148	36.9%	108,037	35.6%
Rental expense	37,414	13.4%	31,718	12.4%	41,788	13.8%
Repair and maintenance	13,467	4.8%	10,882	4.3%	11,740	3.9%
Cost of goods sold	11,395	4.1%	10,408	4.1%	10,691	3.5%
Facility expense	27,484	9.9%	26,863	10.5%	28,818	9.5%
Professional fees	7,638	2.7%	3,835	1.5%	3,820	1.3%
Other operating expenses	15,581	5.6%	14,568	5.7%	16,632	5.5%
Depreciation and amortization	59,260	21.3%	59,775	23.4%	63,168	20.8%
Gain on sale of equipment	(3,403)	(1.2)%	(3,589)	(1.4)%	(2,299)	(0.8)%
Impairment of goodwill and other intangible assets	1,000	0.4%	116,340	45.5%	182,849	60.3%
Impairment of long-lived assets	1,391	0.5%	4,485	1.8%	3,086	1.0%
Total operating expenses	275,346	98.8%	369,433	144.7%	468,330	154.4%
Income (loss) from operations	3,265	1.2%	(114,013)	(44.7)%	(165,201)	(54.4)%
Other expenses:
Interest expense, net	40,734	14.6%	41,516	16.3%	42,329	14.0%
Foreign currency exchange (gain) loss, net	(427)	(0.3)%	565	0.1%	1,163	0.3%
Other income, net	(20)	—%	(22)	—%	—	—%
Total other expenses, net	40,287	14.5%	42,059	16.4%	43,492	14.3%
Loss before income taxes	(37,022)	(13.3)%	(156,072)	(61.1)%	(208,693)	(68.8)%
Income tax benefit	(44,507)	(16.0)%	(31,937)	(12.5)%	(36,473)	(12.0)%
Net income (loss)	$7,485	2.7%	$(124,135)	(48.6)%	$(172,220)	(56.8)%

Results of Operations - Fiscal Year 2018 compared to Fiscal Year 2017

	Fiscal Years Ended January 31,
($ in thousands, except Operating Data)	2018	2017	$ Change		% Change
North America
Rental revenue	$187,740	$174,897	$12,843		7.3%
Sales revenue	18,276	16,824	1,452		8.6%
Service revenue	30,927	27,740	3,187		11.5%
Total revenue	236,943	219,461	17,482		8.0%
Total operating expenses(3)	246,803	345,008	(98,205)		(28.5)%
Loss from operations	(9,860)	(125,547)	115,687		(92.1)%
Europe
Rental revenue	38,001	33,088	4,913		14.8%
Sales revenue	617	142	475		334.5%
Service revenue	3,050	2,729	321		11.8%
Total European revenue	41,668	35,959	5,709		15.9%
Total operating expenses(3)	28,543	24,425	4,118		16.9%
Income from operations	13,125	11,534	1,591		13.8%
Consolidated
Total revenue	278,611	255,420	23,191		9.1%
Total operating expenses	275,346	369,433	(94,087)		(25.5)%
Total income (loss) from operations	$3,265	$(114,013)	$117,278		(102.9)%
Operating Data:
North America
Average utilization (1)	50.3%	43.9%	640	bps
Average daily rental rate (2)	$28.73	$29.65	$(0.92)		(3.1)%
Average number of rental units	22,727	23,420	(693)		(3.0)%
Europe
Average utilization (1)	41.3%	44.8%	(350	)bps
Average daily rental rate (2)	$84.41	$86.62	$(2.21)		(2.6)%
Average number of rental units	2,110	1,648	462		28.0%
Consolidated
Average utilization (1)	49.5%	44.0%	550	bps
Average daily rental rate (2)	$32.67	$33.46	$(0.79)		(2.4)%
Average number of rental units	24,837	25,068	(231)		(0.9)%

(1)
The average utilization of rental fleet is a measure of efficiency used by management; it represents the percentage of time a unit of equipment is on-rent during a given period. It is not a U.S. GAAP financial measure.

(2)	The average daily rental rate is used by management to gauge the daily rate of rental equipment that we specifically track during a given period. It is not a U.S. GAAP financial measure.

(3)	Total operating expenses by reporting segment excludes inter-segment allocations from North America to Europe of $4.4 million and $5.1 million in fiscal years ended 2018 and 2017, respectively.

Revenue
North America
Our North American segment, saw overall growth in revenues in several of its key industries. Our largest industry growth was seen within our maintenance end market, consisting of industrial service, refinery and midstream customers, of $7.3 million, or 6.4%. This was driven by an increase in plant maintenance activities with new and existing customers. Our construction and oil and gas industries increased $3.2 million, or 6.8% and $2.6 million, or 12.4%, respectively. We started to see growth in oil and gas revenue beginning in the second quarter of fiscal 2018, which continued through the remainder of fiscal year 2018 with increased customer commitments as a result of the increase in the price per barrel for oil which ranged from a low of $43.01 to $66.14 as of January 31, 2018. The construction industry increased due to the overall economic growth primarily occurring in the western United States. Additional increases of $2.2 million, or 18.4% were spread across our diversified customer base, specifically in the food market industry which grew $1.6 million, representing triple digit growth. Lastly, our environmental industry grew $1.7 million, or 6.4%. Our average utilization rate increased 640 bps. Our average daily rental rate declined due to continued competitive pricing pressures in the marketplace. The rental revenue increase in these industries also positively impacted our sales and service revenue which grew 8.6% and 11.5%, respectively.

Europe
Our European segment revenue increased primarily due to an increase in revenues within our refinery customers of $3.7 million, or 83.0%, our chemical customers of $1.7 million, or 23.9% and our manufacturing customers of $0.9 million, or 49.9%. These increases were partially offset by a decrease in revenue within our environmental customers of $1.8 million, or 21.9%. The increases are primarily due to the introduction of our pumps and filtration line of business partially offset by a large environmental project in the prior year that did not recur in the current year. Average utilization decreased 350 bps primarily due to the 28.0% growth in the number of rental units as our expansion into the pump and filtration business continues to grow. The slight decrease in our average daily rental rate is due to pricing pressures from new competition entering the market.

Operating Expenses
North America
Total operating expenses decreased $98.2 million which is primarily due to a $115.3 million reduction in impairment of goodwill and other intangibles. The impairment charges during the prior year were due to a reduction in our operating results in comparison to our forecast, primarily due to a greater weakness in upstream oil and gas than anticipated, slower recovery in our construction business, and the delay of capital projects by refinery and power plants which can be seen through the lower volume of work with industrial services customers. During the current year we have seen improvement across all of our industries. Excluding the change in impairment of goodwill and other intangibles, total operating expenses increased $17.1 million primarily due to the following:

•
$3.8 million increase in professional fees incurred in connection with a detailed review of strategic options, and various corporate finance considerations, consisting of potential refinancing options.

•
$8.6 million increase in employee related expenses due to an increase in bonus of $4.2 million due to improved company results and a $2.9 increase in payroll and payroll related expenses due to the addition of 48 employees to support the growth in the business. To a lesser degree medical insurance increased $0.9 million and temporary labor increased $0.7 million.

•
$5.1 million increase in rental expenses is primarily due to rebill and re-rent expenses as a result of higher rental revenue as well as increased outside hauling and truck expense to support the delivery of our equipment to our customers.

•	$0.9 million increase in other operating expenses is due to higher personnel recruiting, employee training and travel expenses.

•
$0.6 million increase in cost of goods sold is attributable to the $1.5 million, or 8.6% increase in sales revenue. The sales revenue growth is primarily due to the $12.8 million, or 7.3% increase in rental revenue.

•
$2.3 million increase in repair and maintenance expense is primarily due to servicing our tank, pump and other rental equipment as part of our initiative to get the majority of our rental equipment rent ready for our customers through our RROC program.

The above increases were partially offset by the following decreases:

•
$1.5 million decrease in depreciation and amortization expense due to more assets becoming fully depreciated before the start of fiscal year 2018 than the depreciation on newly acquired assets as well as the impairment of certain identified assets during the year ended January 31, 2017.

•	$3.1 million decrease in the impairment of long-lived assets

Europe
The increase in total operating expenses of $4.1 million was due to the following:

•
$1.4 million increase in employee related expenses primarily in wages for operations. Employee related expenses increased primarily due to an increase in headcount of 23 employees, or 18.3%, from 132 employees as of January 31, 2017 to 155 employees as of January 31, 2018, to support the growth in our business and roll-out of pumps and filtration products.

•	$1.0 million increase in depreciation and amortization expense as a result of the increase in fixed assets specifically related to the introduction of the pump and filtration business line.

•
$0.6 million increase in rental expense is primarily due to rebill and re-rent expenses as a result of higher rental revenue as well as increased outside hauling and truck expense to support the delivery of our equipment to our customers.

•	$0.5 million increase in facility expenses, primarily for office expenses, data processing and yard and shop expenses.

•	$0.2 million increase in repairs and maintenance expense and other expenses due to the increase in our rental fleet.

Income Tax Benefit
Income tax benefit during fiscal year 2018 increased by $12.6 million, to a benefit of $44.5 million from $31.9 million during fiscal year 2017. The increase is primarily due to the benefit from the Tax Cuts and Jobs Act of $29.4 million, partially offset by a non-cash transition tax expense of $1.0 million recorded in fiscal year 2018 and $24.0 million of expense recorded in fiscal year ended 2017 for non-deductible goodwill, in addition to the mix of jurisdictional income and loss.

Results of Operations
Revenue

	Fiscal Years Ended January 31,
($ in thousands, except Operating Data)	2017	2016	$ Change		% Change
North America
Rental revenue	$174,897	$215,463	$(40,566)		(18.8)%
Sales revenue	16,824	17,262	(438)		(2.5)%
Service revenue	27,740	39,928	(12,188)		(30.5)%
Total revenue	219,461	272,653	(53,192)		(19.5)%
Total operating expenses(3)	345,008	446,038	(101,030)		(22.7)%
(Loss) income from operations	(125,547)	(173,385)	47,838		(27.6)%
Europe
Rental revenue	33,088	27,946	5,142		18.4%
Sales revenue	142	9	133		1,477.8%
Service revenue	2,729	2,521	208		8.3%
Total European revenue	35,959	30,476	5,483		18.0%
Total operating expenses(3)	24,425	22,292	2,133		9.6%
Income from operations	11,534	8,184	3,350		40.9%
Consolidated
Total revenue	255,420	303,129	(47,709)		(15.7)%
Total operating expenses	369,433	468,330	(98,897)		(21.1)%
Total (loss) income from operations	$(114,013)	$(165,201)	$51,188		(31.0)%
North America
Average utilization (1)	43.9%	53.1%	(920	)bps
Average daily rental rate (2)	$29.65	$31.40	$(1.75)		(5.6)%
Average number of rental units	23,420	23,879	(459)		(1.9)%
Europe
Average utilization (1)	44.8%	42.8%	200	bps
Average daily rental rate (2)	$86.62	$90.55	$(3.93)		(4.3)%
Average number of rental units	1,648	1,415	233		16.5%
Consolidated
Average utilization (1)	44.0%	52.5%	(850	)bps
Average daily rental rate (2)	$33.46	$34.05	$(0.59)		(1.7)%
Average number of rental units	25,068	25,293	(225)		(0.9)%

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

Operating Expenses
North America
The decrease in total operating expenses is due to the following:

•	$66.5 million decrease in goodwill and other intangible asset impairments;

•	$15.1 million decrease in total employee related expenses as a result of headcount reductions to align our expenses with lower revenues;

•	$10.2 million decrease in rental expenses such as fuel costs and re-rent expenses as a result of lower revenues.

•
$1.9 million decrease in facility expenses due to lower data processing fees related to a contract termination in the prior year of $0.9 million. Additionally, office expense and uniform costs decreased as a result of cost containment initiatives implemented in the current year;

•
$2.2 million decrease in other operating expenses. Travel and entertainment decreased $0.9 million as a result of travel cuts and bad debt expense decreased $0.6 million due to improved collections and a significant customer write-off in the prior year. Relocation, recruiting and other operating expenses decreased due to less new hires from external recruiters and less relocations; and

•
$3.9 million decrease in depreciation expense is due to more assets becoming fully depreciated than the depreciation on new assets as well as the impairment of certain identified assets during the years ended January 31, 2017 and 2016.

Europe
The increase in total operating expenses of $2.1 million is due to the following:

•	$1.2 million increase in employee related expenses as a result of increased headcount to support revenue growth;

•	$0.3 million increase in legal and other professional fees;

•	$0.5 million increase in depreciation expense due to the capital additions of rental equipment to support revenue growth; and

•	$0.3 million increase in foreign currency translation as a result of the dollar strengthening against the British pound.

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

Cash and cash equivalents by geographic region were the following:

	January 31,
($ in thousands)	2018	2017	$ Change	% Change
United States	$27,276	$30,608	$(3,332)	(10.9)%
Europe	6,241	13,438	(7,197)	(53.6)%
Canada	925	517	408	78.9%
Total cash and cash equivalents	$34,442	$44,563	$(10,121)	(22.7)%

Our cash held outside the United States may be repatriated to the United States but, under current law, may be subject to U.S. state income taxes and foreign withholding taxes. We do not plan to repatriate cash balances from our foreign subsidiaries to fund our operations within the United States. We have not recognized deferred income taxes for state income, local country income and withholding taxes that could be incurred on distributions of certain non-U.S. earnings or for outside basis differences in our subsidiaries, because we plan to indefinitely reinvest such earnings and basis differences. We utilize a variety of cash planning strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Our intent is to meet our domestic liquidity needs through ongoing cash flow, external borrowings, or both. Cash was down year over year as the result of increased capital investment, expenses related to exploring strategic alternatives and increased accounts receivable.

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

Credit Facility
On February 7, 2013, we entered into a first amendment to our Credit Facility (the “First Amendment”), to refinance our Credit Facility. Pursuant to the First Amendment, we borrowed $384.2 million of term loans (the “Amended Term Loan”) to refinance a like amount of term loans (the “Original Term Loan”) under the Credit Facility. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin, subject to a LIBOR floor of 1.25%. The LIBOR margin applicable to the Amended Senior Term Loan is 3.05%, which is 0.75% less than the LIBOR margin applicable to the Original Term Loan. In addition, pursuant to the First Amendment, among other things, (i) the Notes maturity date was extended to February 7, 2020, provided that the maturity will be March 2, 2019 if the Notes are not repaid or refinanced on or prior to March 2, 2019, (ii) the Revolving Credit Facility maturity date was extended to February 7, 2018, and (iii) we obtained increased flexibility with respect to certain covenants and restrictions relating to the Company’s ability to incur additional debt, make investments, debt prepayments, and acquisitions. Principal on the Senior Term Loan is payable in quarterly installments of $1.0 million. Furthermore, the excess cash flow prepayment requirement is in effect until the maturity date.

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

On November 3, 2016, we entered into a third amendment to our Credit Facility (the “Third Amendment”) to amend the Revolving Credit Facility. The amendment (i) extends our maturity date from February 7, 2018 to November 7, 2019 (provided that such maturity date will be accelerated to January 30, 2019 unless the Company’s Notes are repaid in full or extended or refinanced on or prior to January 30, 2019) and (ii) reduces the revolver commitment from $45.0 million to $40.0 million in addition to certain other amendments to the original terms.

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

As of January 31, 2018, we did not have an outstanding balance on the Revolving Credit Facility as a result, we were not subject to a leverage test. Additionally, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

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

Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. We amortized $3.1 million, $2.9 million and $2.8 million of deferred financing costs during the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

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
Under the Company’s current debt structure if the Notes’ maturity is not extended beyond its Amended Term Loan maturity, the Amended Term Loan springs ahead to be due 90 days prior to maturity of the Notes on March 2, 2019. Additionally, the Revolving Credit Facility becomes due 30 days prior to the new term loan maturity date on January 30, 2019. Based on the Company’s cash flow forecast, it will not be possible to cover upcoming debt maturities with cash generated from operating activities. The Company plans to refinance or extend its debt obligations. However, at this time, the Company has not completed either an amendment or a refinancing to extend the maturities outside twelve months of the issuance of these financial statements. Therefore, there is substantial doubt about the Company's ability to continue as a going concern.
Management is optimistic that we will be able to refinance or extend our debt maturities, in part because of our improving financial results and decreasing net leverage. There is no assurance that the debt will be refinanced or extended in a timely manner, in amounts that are sufficient to meet the Company's obligations as they become due, or on terms acceptable to the Company, or at all. See Risk Factors included in Item 1A of this annual report on Form 10-K. The Company’s ability to meet its obligations as they become due in the ordinary course of business over the next twelve months will depend on its ability to refinance or extend the maturity of its Notes. This assumes, among other things, that the Company will continue to be successful in implementing its business strategy and that there will be no material adverse developments in its business, liquidity or capital requirements.
The Company has been reviewing a number of potential alternatives regarding its outstanding indebtedness. These alternatives include refinancing and/or other transactions. The Company has considered and will continue to evaluate potential transactions to improve its capital structure and address its liquidity constraints.

Interest and Fees
Interest and fees related to our Credit Facility and Notes were as follows:

	Fiscal Years Ended January 31,
(in thousands)	2018	2017	2016
Credit Facility interest and fees (weighted average interest rate of 4.30%, 4.25% and 4.25%, respectively) (1)	$19,327	$19,387	$19,380
Notes interest and fees (2)	21,231	21,110	20,999
Total interest and fees	$40,558	$40,497	$40,379
(1)    Interest on the Amended Term Loan is payable quarterly based upon an interest rate of 4.30%.
(2)    Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt
As of January 31, 2018, the minimum required principal payments relating to the Credit Facility and the Notes for each of the fiscal years ending January 31, are due according to the following table:

(In thousands)
2019	$4,163
2020	634,414
Total	$638,577

 Sources and Uses of Cash
Cash Provided by Operating Activities
Cash provided by operating activities was $17.1 million as compared to $33.9 million for the fiscal year ended January 31, 2017. Net income of $7.5 million was adjusted by the following non-cash items, such as depreciation of $59.3 million, deferred income taxes $45.4 million, gain on sale of equipment of $3.4 million, amortization of deferred financing costs $3.1 million, impairment of long-lived assets of $1.4 million and impairment of goodwill and other intangible assets of $1.0 million. Additionally, our cash flows from operations include a $14.5 million use of cash related to an increase in accounts receivable as a result of higher revenues. Accounts payable and other liabilities was a source of cash of $7.7 million due to the timing of purchases and payments to our suppliers.

Cash Used in Investing Activities
Cash used in investing activities was $23.6 million for the fiscal year ended January 31, 2018, as compared to $29.2 million for the fiscal year ended January 31, 2017. Cash used for the purchase of equipment was $28.2 million for the fiscal year ended January 31, 2018, compared to $34.5 million for the fiscal year ended January 31, 2017. We received $4.7 million in cash proceeds from the sale of equipment for the fiscal year ended January 31, 2018, compared to $5.3 million for the fiscal year ended January 31, 2017.

Cash Used in Financing Activities
Cash used in financing activities was $4.2 million for the fiscal year ended January 31, 2018 compared to $4.7 million for the fiscal year ended January 31, 2017.

Effect of Exchange Rate Changes on Cash
The effect of foreign currency translation on cash resulted in an increase of $0.6 million and a decrease of $0.2 million to cash and cash equivalents for the fiscal years ended January 31, 2018 and 2017, respectively.

Contractual Obligations
We are obligated to make future payments under various contracts such as debt agreements, lease agreements, and purchase obligations. The following table represents our contractual obligations as of January 31, 2018.

	Payments Due by Period
(in thousands)	Total	1 year	2 - 3 years	4 - 5 years	After 5 years
Contractual obligations:
Commitment fee on credit facility(2)	$4	$4	$—	$—	$—
Operating lease obligations(3)	45,514	10,375	13,240	8,756	13,143
Capital lease obligations(5)	2,784	1,127	1,086	571	—
Senior term loan (4)	398,577	4,163	394,414	—	—
Scheduled interest payment obligations under senior term loan (1)	18,504	17,107	1,397	—	—
Senior unsecured notes(4)	240,000	—	240,000	—	—
Scheduled interest payment obligations under senior unsecured notes(1)	26,400	19,800	6,600	—	—
Total contractual obligations	$731,783	$52,576	$656,737	$9,327	$13,143

(1)	Estimated interest payments have been calculated based on the principal amount of debt and the applicable interest rates as of January 31, 2018.

(2)	This represents the estimated payments due for maintaining the credit facility.

(3)	This represents the minimum lease payments due in such period under non-cancelable operating leases.

(4)	This represents the scheduled principal and interest payments due in such period.

(5)	This represents the scheduled principal and interest payments due in such period.

Off-Balance Sheet Arrangements
As of January 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to interest rate risk related to our debt. We have substantial debt and, as a result, significant debt service obligations. As of January 31, 2018, our total indebtedness was $638.6 million (including $240.0 million aggregate principal amount of 8.25% senior notes due 2019 and $398.6 million aggregate principal amount outstanding of LIBOR term loans (subject to a 1.25% floor) under our term loan facility).

A 100 basis point increase in interest rates for our debt would have had an approximately $4.0 million impact on reported net income for the fiscal year ended January 31, 2018. We cannot make any assurances that we will not need to borrow additional amounts in the future or that funds will be extended to us under comparable terms or at all. If funding is not available to us at a time when we need to borrow, we would have to use our cash reserves, which may have a material adverse effect on our operating results, financial position and cash flows.

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
We are exposed to foreign exchange rate fluctuations as the financial results of our non-United States operations are translated into U.S. dollars. Based upon the level of our international operations during fiscal year 2018 relative to the Company as a whole, we estimate a 10% change in the exchange rates would cause our annual after-tax earnings to change by approximately $0.6 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of BakerCorp International, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of BakerCorp International, Inc. and Subsidiaries (the Company) as of January 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the three years ended January 31, 2018, 2017 and 2016 and the related notes and schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2018 and 2017, and the results of its operations and its cash flows for the three years ended January 31, 2018 in conformity with U.S. generally accepted accounting principles.
Adoption of ASU No. 2017-04
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
The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has significant debt obligations coming due and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Ernst & Young LLP
We have served as the Company's auditor since 2005.
Irvine, California
April 20, 2018

BakerCorp International, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	January 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$34,442	$44,563
Accounts receivable, net of allowance for doubtful accounts of $5,446 and $5,152 as of January 31, 2018 and 2017, respectively)	68,105	52,478
Inventories, net	4,981	3,721
Prepaid expenses and other current assets	3,443	4,145
Total current assets	110,971	104,907
Property and equipment, net	310,676	320,707
Goodwill	57,832	49,918
Other intangible assets, net	340,529	354,418
Other long-term assets	1,093	590
Total assets	$821,101	$830,540
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$20,514	$17,697
Accrued expenses	28,533	21,855
Current portion of long-term debt (net of deferred financing costs of $3,258 and $3,080 as of January 31, 2018 and 2017, respectively)	905	1,082
Total current liabilities	49,952	40,634
Long-term debt, net of current portion (net of deferred financing costs of $932 and $4,183 as of January 31, 2018 and 2017, respectively)	633,482	634,395
Deferred tax liabilities	65,705	110,114
Share-based compensation liability	35	66
Other long-term liabilities	2,293	2,936
Total liabilities	751,467	788,145
Commitments and contingencies	—	—
Shareholder’s equity:
Common stock, $0.01 par value; 100,000 shares authorized; 100 shares issued and outstanding as of January 31, 2018 and 2017	—	—
Additional paid-in capital	393,532	393,094
Accumulated other comprehensive loss	(22,221)	(41,537)
Accumulated deficit	(301,677)	(309,162)
Total shareholder’s equity	69,634	42,395
Total liabilities and shareholder’s equity	$821,101	$830,540

See accompanying notes

BakerCorp International, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands)

	Fiscal years ended January 31,
	2018	2017	2016
Revenues:
Rental revenues	$225,741	$207,985	$243,409
Sales revenues	18,893	16,966	17,271
Service revenues	33,977	30,469	42,449
Total revenues	278,611	255,420	303,129
Operating expenses:
Employee related expenses	104,119	94,148	108,037
Rental expenses	37,414	31,718	41,788
Repair and maintenance	13,467	10,882	11,740
Cost of goods sold	11,395	10,408	10,691
Facility expenses	27,484	26,863	28,818
Professional fees	7,638	3,835	3,820
Other operating expenses	15,581	14,568	16,632
Depreciation and amortization	59,260	59,775	63,168
Gain on sale of equipment	(3,403)	(3,589)	(2,299)
Impairment of goodwill and other intangible assets	1,000	116,340	182,849
Impairment of long-lived assets	1,391	4,485	3,086
Total operating expenses	275,346	369,433	468,330
Income (loss) from operations	3,265	(114,013)	(165,201)
Other expenses:
Interest expense, net	40,734	41,516	42,329
Foreign currency exchange (gain) loss, net	(427)	565	1,163
Other income, net	(20)	(22)	—
Total other expenses, net	40,287	42,059	43,492
Loss before income tax benefit	(37,022)	(156,072)	(208,693)
Income tax benefit	(44,507)	(31,937)	(36,473)
Net income (loss)	$7,485	$(124,135)	$(172,220)

See accompanying notes

BakerCorp International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Fiscal years ended January 31,
	2018	2017	2016
Net income (loss)	$7,485	$(124,135)	$(172,220)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $0, $365 and $684, respectively	—	586	1,090
Foreign currency translation adjustments, net of tax expense of $1,316, $0 and $0, respectively	19,316	(2,456)	(4,983)
Other comprehensive income (loss), net of tax	19,316	(1,870)	(3,893)
Total comprehensive income (loss)	$26,801	$(126,005)	$(176,113)

See accompanying notes

BakerCorp International, Inc. and Subsidiaries
Consolidated Statements of Shareholder’s Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Total Equity
	Shares	Amount
Balance as of January 31, 2015	100	$—	$390,829	$(35,774)	$(12,807)	$342,248
Additional investment from BakerCorp International Holdings, Inc., net	—	—	1,313	—	—	1,313
Other comprehensive loss	—	—	—	(3,893)	—	(3,893)
Net loss	—	—	—	—	(172,220)	(172,220)
Balance as of January 31, 2016	100	$—	$392,142	$(39,667)	$(185,027)	$167,448
Additional investment from BakerCorp International Holdings, Inc., net	—	—	952	—	—	952
Other comprehensive loss	—	—	—	(1,870)	—	(1,870)
Net loss	—	—	—	—	(124,135)	(124,135)
Balance as of January 31, 2017	100	$—	$393,094	$(41,537)	$(309,162)	$42,395
Additional investment from BakerCorp International Holdings, Inc., net	—	—	438	—	—	438
Other comprehensive income	—	—	—	19,316	—	19,316
Net income	—	—	—	—	7,485	7,485
Balance as of January 31, 2018	100	$—	$393,532	$(22,221)	$(301,677)	$69,634

See accompanying notes

BakerCorp International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal years ended January 31,
	2018	2017	2016
Operating activities
Net income (loss)	$7,485	$(124,135)	$(172,220)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for doubtful accounts	823	1,426	2,166
Provision for excess and obsolete inventory, net	(120)	189	137
Share-based compensation expense	445	315	343
Gain on sale of equipment	(3,403)	(3,589)	(2,299)
Depreciation and amortization	59,260	59,775	63,168
Amortization of deferred financing costs	3,072	2,913	2,754
Deferred income taxes	(45,374)	(34,273)	(37,286)
Amortization of above-market lease	(152)	(152)	(325)
Impairment of goodwill and other intangible assets	1,000	116,340	182,849
Impairment of long-lived assets	1,391	4,485	3,086
Changes in assets and liabilities:
Accounts receivable	(14,865)	8,253	5,713
Inventories	(1,133)	3,530	(241)
Prepaid expenses and other assets	530	700	629
Accounts payable and other liabilities	8,119	(1,836)	382
Net cash provided by operating activities	17,078	33,941	48,856
Investing activities
Purchases of property and equipment	(28,247)	(34,542)	(22,574)
Proceeds from sale of equipment	4,695	5,325	3,704
Net cash used in investing activities	(23,552)	(29,217)	(18,870)
Financing Activities
Repayments of long-term debt	(4,163)	(4,163)	(4,163)
Return of capital to BakerCorp International Holdings, Inc.	(39)	(15)	(136)
Payment of deferred financing costs	—	(538)	—
Net cash used in financing activities	(4,202)	(4,716)	(4,299)
Effect of foreign currency translation on cash	555	(199)	402
Net (decrease) increase in cash and cash equivalents	(10,121)	(191)	26,089
Cash and cash equivalents, beginning of period	44,563	44,754	18,665
Cash and cash equivalents, end of period	$34,442	$44,563	$44,754
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$37,685	$38,699	$39,597
Income taxes	$2,886	$2,216	$1,775
Non-cash financing and investing activities:
Return of capital to BakerCorp International Holdings, Inc. related to a settlement of options for shares of common stock in BakerCorp International Holdings Inc.	$—	$8	$996

See accompanying notes

BakerCorp International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Business, Basis of Presentation, and Summary of Significant Accounting Policies
Description of Business
We are a provider of liquid containment, transfer and treatment solutions, operating within a specialty sector of the broader industrial services industry. Our revenue is generated by providing rental equipment, customized solutions, and service to our customers. We provide a wide variety of steel and polyethylene temporary storage tanks, roll-off containers, pumps, filtration, pipes, hoses and fittings, shoring, and related products to a broad range of customers for a number of applications. Tank and roll-off container applications include the storage of water, chemicals, waste streams, and solid waste. Pump applications include the pumping of groundwater, municipal waste and other fluids. Filtration applications include the separation of various solids from liquids. We serve a variety of industries, including industrial and environmental remediation, refining, environmental services, construction, chemicals, transportation, power, municipal works, and oil and gas. We have branches in 23 states in the United States as well as branches in Canada, France, Germany, the Netherlands, and the United Kingdom. As used herein, the terms “Company,” “we,” “us,” and “our” refer to BakerCorp and its subsidiaries, unless the context indicates to the contrary.

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

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, inventory valuation, customer rebates, sales returns and allowances, medical insurance claims, litigation accruals, impairment of long-lived assets, intangible assets and goodwill, depreciation and amortization, contingencies, income taxes and share-based compensation (expense and liability). Our estimates, judgments, and assumptions are based on historical experience, future expectations, and other factors which we believe to be reasonable. Actual results could materially differ from those estimates.

Concentration of Risk
We provide services to customers in diverse industries and geographic regions. We continuously evaluate the creditworthiness of our customers and generally do not require collateral. No single customer represented more than 10% of our consolidated revenues during the fiscal years ended January 31, 2018, 2017 and 2016.

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

Advertising and Promotional Costs
Advertising and promotional costs, which are included within other operating expenses, are expensed as incurred. During the fiscal years ended January 31, 2018, 2017 and 2016, we recorded advertising expense of $0.5 million, $0.4 million and $0.4 million, respectively, and promotional expense of $0.1 million, $0.3 million and $0.4 million, respectively.

Inventories
Our inventories are composed of finished goods that we purchase or assemble and hold for resale, work-in-process comprised of partially assembled pumps and filtration equipment, electrocoagulation equipment and repair parts used to replace components in our rental fleet. Inventories are valued at the lower of cost and net realizable value. The cost is determined using the average cost method for finished goods held for resale and first-in first-out for assembled pump and filtration equipment parts. We write down our inventories for the estimated difference between cost and net realizable value based upon our best estimates of market conditions. We continually monitor our inventory status to control inventory levels and write down any excess or obsolete inventories on hand.

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

To evaluate whether goodwill is impaired, we compare the estimated fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. We estimate the fair value of our reporting unit based on income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of Enterprise Value to earnings before deducting interest, income taxes, and depreciation and amortization (“EBITDA”) for comparable companies. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit then we record an impairment loss equal to the difference.

Other Intangible Assets
Indefinite-lived Intangible Assets
We evaluate the carrying value of our indefinite-lived intangible assets (trade name) as of November 1st of each year and between annual evaluations if events occur or circumstances change that may reduce the fair value of the reporting unit below its carrying amount. To test indefinite-lived intangible assets for impairment, we compare the fair value of our indefinite-lived intangible assets to its carrying value. We estimate the fair value using an income approach, using the asset’s projected discounted cash flows. We recognize an impairment loss when the estimated fair value of the indefinite-lived intangible asset is less than the carrying value.

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

Under the amended 2011 Plan, stock options have been granted to each individual, except our Chief Executive Officer ("CEO") (see Note 10, “Share-Based Compensation”), in three tranches. The first, second and third tranches are comprised of 50%, 25% and 25%, respectively, of the total options granted. The exercise price for the first tranche is generally granted with an exercise price equal to the fair value of BCI Holdings common stock on the grant date.

Stock Option Exchange Program
In November 2015, we commenced the Option Exchange Offer to allow certain employees and non-employee members of our board of directors the opportunity to exchange, on a grant-by-grant basis, their eligible options, with varying exercise prices per share ranging from $70 to $300, for new stock options that the Company granted under its 2011 Plan. The Option Exchange Offer was treated as a modification in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation - Stock Compensation.” We did not recognize any incremental expense resulting from the modification. Since the modified stock options contain a liquidity event based performance condition (i.e., Change in Control or IPO), we determined recognition of compensation cost should be deferred until the occurrence of the liquidity event. Total future additional share-based compensation expense resulting from the modification of stock options, excluding CEO options totaled $5.2 million and $6.2 million as of January 31, 2018 and 2017, respectively. The additional share-based compensation expense resulting for the modification of the CEO options totaled $8.1 million as of January 31, 2018 and 2017.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued by the Securities and Exchange Commission (“SEC”) to provide accounting and reporting guidance that allows us to report provisional amounts within a measurement period up to one year due to the complexities inherent in adopting the changes.

We consider the recognition of the transition tax, the remeasurement of deferred income taxes and assessing our need for valuation allowance analysis as incomplete. New guidance from regulators, interpretation of the law, and refinement of our estimates from ongoing analysis of data and tax positions may materially change the provisional amounts. We are continuing to gather additional information, awaiting additional guidance from the relevant authorities, and performing additional analyses to more precisely determine past foreign earnings and foreign tax expense. In addition, we have not yet completed our substantiation of the underlying data related to temporary differences impacted by the Tax Act and therefore our estimated remeasurement of deferred tax assets and liabilities may change. In accordance with SAB 118, we have determined reasonable estimates. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of fiscal year 2019 when the analysis is completed within the one-year measurement period.

We have not recognized deferred income taxes for state income, local country income and withholding taxes that could be incurred on distributions of certain non-U.S. earnings or for outside basis differences in our subsidiaries, because we plan to indefinitely reinvest such earnings and basis differences. Remittances of non-U.S. earnings are based on estimates and judgments of projected cash flow needs, as well as the working capital and investment requirements of our non-U.S. and U.S. operations. Material changes in our estimates of cash, working capital, and investment needs in various jurisdictions could require repatriation of indefinitely reinvested non-U.S. earnings, which could be subject to applicable state income, non-U.S. income and withholding taxes.

See Note 9 to the consolidated financial statements for further information regarding income taxes and the Tax Act impacts.

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
Changes in Accumulated Other Comprehensive Loss
The following table includes the change in foreign currency translation adjustments to the components of accumulated other comprehensive loss.

(in thousands)	Total
Balance as of January 31, 2017	$(41,537)
Other comprehensive income before reclassifications, net of tax expense of $1,316	19,316
Net other comprehensive income, net of tax	19,316
Balance as of January 31, 2018	$(22,221)

Foreign Currency Translation and Foreign Currency Transactions
We use the U.S. dollar as our functional currency for financial reporting purposes. The functional currency for our foreign subsidiaries is their local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect as of the balance sheet dates and for revenue and expense accounts using the average exchange rate during each period. The gains and losses resulting from the translation are included in the foreign currency translation adjustment account, a component of accumulated other comprehensive income (loss) in shareholder’s equity, and are excluded from net income. Historically, we have determined that our intercompany loans were permanent and not planned for repayment. Accordingly, the translation gains and losses were included in other comprehensive income (loss). The foreign currency translation balance included in other comprehensive income (loss) related to our intercompany loans totaled $2.7 million as of January 31, 2018. During January 2018, management repaid a portion of the intercompany loan as a result, the intercompany loan was no longer considered permanent. Subsequent to the repayment, gains and losses resulting from the translation adjustment are included in Other expenses, net, a component of net income. The portions of intercompany accounts receivable and accounts payable that are intended for settlement are translated at exchange rates in effect as of the balance sheet dates. Our intercompany foreign investments and long-term debt that are not intended for settlement are translated using historical exchange rates.

Transaction gains and losses generated by the effect of changes in foreign currency exchange rates on recorded assets and liabilities denominated in a currency different than the functional currency of the applicable entity are recorded in "Other expenses, net" on the consolidated statements of operations.

Note 2. Going Concern
During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. The Company adopted this standard for the year ended January 31, 2017. Under this standard, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern in each reporting period, including interim periods.

In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the Company’s 2018 financial statements are issued. Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before April 20, 2019. As of January 31, 2018, the Company had $34.4 million of cash and cash equivalents on its consolidated balance sheet and $40.0 million of availability under its revolving credit facility. A substantial amount of the Company's cash from operations is used for debt service obligations. Under the Company’s current debt structure, if the maturity date of the senior notes is not extended 90 days beyond its revolving credit facility’s maturity date, the revolving credit facility maturity date accelerates to January 30, 2019 and, if the maturity date of the senior notes is not extended 90 days beyond its term loan maturity date, the term loan maturity date accelerates to March 2, 2019.

The Company’s current cash and cash equivalents and its forecasted cash flows generated from operating activities through April 20, 2019, will not be sufficient to meet the Company’s debt maturities, prior to April 20, 2019. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company has been reviewing a number of potential alternatives regarding its outstanding indebtedness, including refinancing or extending its debt obligations. The Company’s ability to meet its obligations as they become due in the ordinary course of business over the next twelve months will depend on its ability to refinance or extend the maturity of its senior notes. There can be no assurance that management’s plan will be successful such that the debt will be refinanced or extended in a timely manner in amounts that are sufficient to meet the Company's obligations as they become due, or on terms acceptable to the Company, or at all.

The accompanying consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Note 3. New Accounting Pronouncements
Recently Issued Accounting Pronouncements
In January 2018, the Financial Accounting Standards Board ("FASB") released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Cuts and Jobs Act (the "Act"). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. Effective the first quarter of fiscal year 2019, the Company will elect to treat any potential GILTI inclusions as a period cost as we are not projecting any material impact from GILTI inclusions and any deferred taxes related to any inclusion would be immaterial.

In May 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-09, “Compensation-Stock Compensation (Topic 718)”. The guidance clarifies how an entity should account for effects of a modification of a share-based payment. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017. We are currently assessing the impact the adoption of ASU No. 2017-09 will have on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 23), Restricted Cash". The guidance will require restricted cash and cash equivalents to be included with cash and cash equivalents on the statement of cash flows. This guidance is effective for annual and interim reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. We expect to adopt this guidance when effective, and do not expect the guidance to have a significant impact on our consolidated financial statements based upon our current procedures for tracking restricted cash and cash equivalents.

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

Note 4. Inventories, Net
Inventories, net consisted of the following:

	January 31,
(in thousands)	2018	2017
Components	$4,176	$1,237
Work-in-process	490	627
Finished goods	1,146	2,845
Less: inventory reserve	(831)	(988)
Inventories, net	$4,981	$3,721

Note 5. Property and Equipment, Net
Property and equipment, net consisted of the following as of January 31, 2018:

(In thousands)	Cost	Accumulated depreciation	Net Carrying Amount
Assets held for rent:
Secondary containment	$3,631	$(2,538)	$1,093
Boxes	31,705	(16,320)	15,385
Filtration	18,995	(10,115)	8,880
Generators and light towers	642	(276)	366
Pipes, hoses and fittings	9,510	(6,448)	3,062
Non-steel containment	12,101	(5,595)	6,506
Pumps	64,693	(42,108)	22,585
Shoring	5,943	(4,325)	1,618
Steel containment	329,795	(100,683)	229,112
Tank trailers	1,888	(1,768)	120
Construction in progress	2,315	—	2,315
Total assets held for rent	481,218	(190,176)	291,042
Assets held for use:
Leasehold improvements	4,590	(2,910)	1,680
Machinery and equipment	44,664	(33,102)	11,562
Office furniture and equipment	6,557	(4,871)	1,686
Software	15,403	(10,923)	4,480
Construction in progress	226	—	226
Total assets held for use	71,440	(51,806)	19,634
Total	$552,658	$(241,982)	$310,676

Property and equipment, net consisted of the following as of January 31, 2017:

(In thousands)	Cost	Accumulated depreciation	Net Carrying Amount
Assets held for rent:
Secondary containment	$3,487	$(2,497)	$990
Boxes	31,128	(14,357)	16,771
Filtration	14,303	(6,820)	7,483
Generators and light towers	518	(235)	283
Pipes, hoses and fittings	11,196	(8,479)	2,717
Non-steel containment	10,309	(5,031)	5,278
Pumps	58,021	(35,761)	22,260
Shoring	4,681	(3,444)	1,237
Steel containment	324,267	(88,996)	235,271
Tank trailers	1,881	(1,685)	196
Construction in progress	2,081	—	2,081
Total assets held for rent	461,872	(167,305)	294,567
Assets held for use:
Leasehold improvements	3,949	(2,572)	1,377
Machinery and equipment	44,379	(29,673)	14,706
Office furniture and equipment	5,937	(4,071)	1,866
Software	13,889	(8,324)	5,565
Construction in progress	2,626	—	2,626
Total assets held for use	70,780	(44,640)	26,140
Total	$532,652	$(211,945)	$320,707

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related carrying value of the asset to its estimated fair value.
During the fiscal year ended January 31, 2018, we identified certain assets within our North American segment that were on long-term rentals and returned in a condition beyond repair. We determined that the net book value of these assets exceeded the assets’ estimated fair value. The fair value was determined utilizing the discounted cash flow method income approach (a non-recurring Level 3 fair value measurement). As a result, during the fiscal year ended January 31, 2018, we recorded an impairment charge of $0.5 million for those assets. Additionally, during the fiscal year ended January 31, 2018, we determined that the limited sales volume for certain aged property and equipment was a potential indicator of impairment. We determined that the net book value of these assets exceeded the assets’ estimated value. As a result, during the fiscal year ended January 31, 2018, we recorded an impairment charge of $0.9 million in our North American segment. During the fiscal years ended January 31, 2017 and 2016, we recorded similar charges of $4.5 million and $3.1 million in our North American segment, respectively. No impairment indicators were identified during those periods for our European property and equipment.

Included in machinery and equipment are assets under capital leases with a cost of $5.3 million and $4.7 million as of January 31, 2018 and 2017, respectively, and accumulated depreciation of $2.1 million and $1.2 million as of January 31, 2018 and 2017, respectively,

Depreciation and amortization expense related to property and equipment, including amortization expense for assets recorded as capital leases, for the fiscal years ended January 31, 2018, 2017 and 2016, was $43.0 million, $43.6 million and $46.9 million, respectively.

Note 6. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of the European reporting unit goodwill is as follows:

(In thousands)	Europe
Balance as of January 31, 2017	$49,918
Foreign currency translation	7,914
Balance as of January 31, 2018	$57,832

We evaluate the carrying value of goodwill annually as of November 1st during the fourth quarter of each fiscal year and more frequently if we believe indicators of impairment exist.

We elected to early adopt ASU No. 2017-04 as of January 1, 2017. Under the new guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. We estimate fair value of our reporting units based on income and market approaches. The North America goodwill was written down to zero as of January 31, 2017 and there were no indicators of impairment to our European reporting unit as of January 31, 2018.

Prior to the adoption of the new standard, we reviewed goodwill for impairment utilizing a two-step process. In the first step of the impairment test, we compare the estimated fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. We estimate the fair value of our reporting units based on income and market approaches. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured (the second step or "Step 2"). Any change in the assumptions input into the fair value model, which include market-driven assumptions, could result in future impairments.

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
In connection with our annual goodwill impairment test that was conducted as of November 1, 2016, we bypassed the qualitative assessment for each reporting unit and proceeded directly to the first step of the goodwill impairment test. We were required to proceed to Step 2 as the carrying value of the North American unit exceeded its fair value by $119.7 million or 19.2%. Based on the results of step two, we determined that the carrying value of the goodwill allocated to the North American operating segment was not impaired as of November 1, 2016. The reason we passed the Step 2 impairment test was due to the fair value of our Customer Relationship intangible asset being much lower than our carrying value.

As discussed above, we elected to early adopt ASU No. 2017-04 as of January 1, 2017, based upon impairment indicators identified during our annual impairment test as of November 1, 2016, where we failed Step 1 of the impairment test. We proceeded to perform the goodwill impairment test under the new guidance, as of January 31, 2017. The results of the impairment test determined the carrying value of the North American reporting unit exceeded its fair value by approximately $80.8 million, or 13.2%. Based on our analysis, we recorded a non-cash goodwill impairment charge of $32.3 million, the remaining carrying value, of our North American goodwill during the fiscal year ended January 31, 2017.

The fair value of the European reporting unit exceeded its carrying value, suggesting no indication of potential goodwill impairment.

Under the income approach, we estimate future capital expenditures required to maintain our rental fleet under normalized operations and utilize the following Level 3 estimates and assumptions in the discounted cash flow analysis:

	January 31, 2017	November 1, 2016	April 30, 2016
Range of long-term EBITDA margin	26.2% to 31.5%	27.7% to 30.5%	25.8% to 30.5%
Range of long-term revenue growth	3.0% to 10.3%	3.0% to 9.5%	3.0% to 8.0%
Discount rate based on our weighted average cost of capital	10.5%	10.0%	10.0%
Revenue market multiples	1.50x to 2.00x	1.75x to 2.00x	1.75x to 2.00x
EBITDA market multiples	5.50x to 7.50x	7.50x to 8.50x	6.50x to 7.50x

Under the market approach, we used other significant observable market inputs including various peer company comparisons and industry transaction data. In evaluating our market multiples, we placed higher consideration on generally similar results and trends in revenue and EBITDA declines.

Other Intangible Assets, Net
The components of other intangible assets, net were the following as of:

	January 31, 2018				January 31, 2017
(In thousands)	Gross	Impairment	Accumulated Amortization	Net	Gross	Impairment	Accumulated Amortization	Net
Carrying amount:
Customer relationships (25 years)	$403,192	$—	$(107,518)	$295,674	$400,455	$—	$(90,770)	$309,685
Customer backlog (2 years)	200	—	(200)	—	200	—	(200)	—
Developed technology (11 years)	1,671	—	(630)	1,041	1,634	—	(467)	1,167
Trade name (Indefinite) (1)	86,952	(43,138)	—	43,814	85,704	(42,138)	—	43,566
Total carrying amount	$492,015	$(43,138)	$(108,348)	$340,529	$487,993	$(42,138)	$(91,437)	$354,418
(1) Amounts are stated gross, net of impairment charges to trade name of $1.0 million and $18.3 million for the fiscal year ended January 31, 2018 and 2017.
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
Impairment test for the fiscal year ended January 31, 2018
During the three months ended July 31, 2017, an indicator of impairment to our indefinite-lived intangible asset (trade name) was identified in our North American reporting unit due to a reduction in our forecast, due to a slower than expected recovery in our maintenance and oil and gas customers. Based on our analysis, we concluded that the carrying value of our trade name indefinite-lived intangible asset exceeded its fair value and we recorded an impairment charge of $1.0 million. This impairment charge does not impact our operations, compliance with our debt covenants or our cash flows. We estimated the fair value of our trade name using the relief-from-royalty method, which uses several significant assumptions, including an estimate of useful life and revenue projections that consider historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. No further indicators of impairment existed to our North American trade name throughout the remainder of the fiscal year ended January 31, 2018. There were no indicators of impairment to our European reporting unit indefinite-lived intangible assets during the fiscal year ended January 31, 2018. As of January 31, 2018, the net Customer Relationship definite-lived intangible asset was $295.7 million of which $281.0 million, or 95%, related to the North American reporting unit.

Impairment test for the fiscal year ended January 31, 2017
Due to certain indicators of impairment identified during our April 30, 2016 interim impairment test of goodwill, we assessed our indefinite and definite-lived intangible assets for impairment. Based on our analysis, we concluded that the carrying value of our indefinite-lived intangible asset (trade name) exceeded its fair value and recorded an impairment charge of $18.3 million in our North American reporting unit. No further indicators of impairment existed to our North American trade name throughout the remainder of the fiscal year ended January 31, 2017. There were no indicators of impairment to our European reporting unit indefinite-lived intangible assets during the fiscal year ended January 31, 2017. As of January 31, 2017, the net Customer Relationship definite-lived intangible asset was $309.7 million of which $296.3 million, or 96%, related to the North American reporting unit.

There was no impairment recorded for our definite lived intangible assets during the fiscal years ended January 31, 2018, 2017 and 2016.
We estimated the fair value of our trade name in the impairment tests above using the relief-from-royalty method and the following Level 3 inputs:

	January 31,
	2018	2017
Royalty rate	1.3%	1.5%
Discount rate	10.5%	11.5%

Estimated amortization expense for the fiscal periods ending January 31 is as follows:

(In thousands)
2019	$16,280
2020	16,280
2021	16,280
2022	16,280
2023	16,280
Thereafter	215,315
Total	$296,715

Amortization expense for other intangible assets was $16.2 million, $16.2 million and $16.3 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

Note 7. Accrued Expenses
Accrued expenses consist of the following:

	January 31,
(In thousands)	2018	2017
Accrued compensation	$15,911	$11,488
Accrued insurance	870	793
Accrued interest	3,258	3,257
Accrued professional fees	179	459
Accrued taxes	4,727	3,852
Capital lease - current	683	545
Customer deposits	410	391
Other accrued expenses	2,495	1,070
Total accrued expenses	$28,533	$21,855

Note 8. Debt
Debt consists of the following:

	January 31,
(In thousands)	2018	2017
Senior term loan (LIBOR margin of 3.0% and interest rate of 4.30%)	$398,577	$402,740
Senior unsecured notes	240,000	240,000
Total debt	638,577	642,740
Less deferred financing costs	(4,190)	(7,263)
Total debt less deferred financing costs	634,387	635,477
Less current portion (net of current portion of deferred financing costs of $3,258 and $3,080, respectively)	(905)	(1,082)
Long-term debt, net of current portion (net of long-term portion of deferred financing costs of $932 and $4,183, respectively)	$633,482	$634,395
On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes due 2019 (the “Notes”).

Credit Facility
On February 7, 2013, we entered into a first amendment to our Credit Facility (the “First Amendment”), to refinance our Credit Facility. Pursuant to the First Amendment, we borrowed $384.2 million of term loans (the “Amended Senior Term Loan”) to refinance a like amount of term loans (the “Original Term Loan”) under the Credit Facility. Borrowings under the Credit Facility bear interest at a rate equal to LIBOR plus an applicable margin, subject to a LIBOR floor of 1.25%. The LIBOR margin applicable to the Amended Senior Term Loan is 3.05%, which is 0.75% less than the LIBOR margin applicable to the Original Term Loan. In addition, pursuant to the First Amendment, among other things, (i) the Senior Term Loan maturity date was extended to February 7, 2020, provided that the maturity will be March 2, 2019 if the Notes are not repaid or refinanced on or prior to March 2, 2019, (ii) the Revolving Credit Facility maturity date was extended to February 7, 2018, and (iii) we obtained increased flexibility with respect to certain covenants and restrictions relating to our ability to incur additional debt, make investments, debt prepayments, and acquisitions. Principal on the Senior Term Loan is payable in quarterly installments of $1.0 million. Furthermore, the excess cash flow prepayment requirement is in effect until the maturity date.

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

As of January 31, 2018, we did not have an outstanding balance on the revolving loan; and therefore, we were not subject to a leverage test. Additionally, as of January 31, 2018, we were in compliance with all of our requirements and covenant tests under the Credit Facility, as amended.

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

Interest and Fees
Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. As of January 31, 2018, and 2017, deferred financing costs of $4.2 million and $7.3 million, respectively, are reflected as a reduction of the underlying debt. We amortized $3.1 million, $2.9 million and $2.8 million of deferred financing costs during the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

Interest and fees related to our Credit Facility and the Notes are as follows:

	Fiscal years ended January 31,
(in thousands)	2018	2017	2016
Credit Facility interest and fees	$19,327	$19,387	$19,380
Notes interest and fees	21,231	21,110	20,999
Total interest and fees	$40,558	$40,497	$40,379
Credit Facility weighted average interest rate	4.30%	4.25%	4.25%

Principal Payments on Debt
As of January 31, 2018, the schedule of minimum required principal payments on our debt for each of the fiscal years ending January 31, are due according to the table below:

(In thousands)
2019	$4,163
2020	634,414
Total	$638,577

Note 9. Income Taxes
The components of (loss) income before income tax (benefit) provision were as follows:

	Fiscal years ended January 31,
(in thousands)	2018	2017	2016
Domestic	$(45,542)	$(161,642)	$(211,223)
Foreign	8,520	5,570	2,530
	$(37,022)	$(156,072)	$(208,693)

The (benefit) provision for income taxes were as follows:

	Fiscal years ended January 31,
(in thousands)	2018	2017	2016
Current:
Federal	$13	$35	$(343)
Foreign	2,210	2,148	1,499
State	111	119	(442)
	2,334	2,302	714
Deferred:
Federal	(44,811)	(30,434)	(31,429)
Foreign	(20)	(583)	(948)
State	(2,010)	(3,222)	(4,810)
	(46,841)	(34,239)	(37,187)
Income tax benefit	$(44,507)	$(31,937)	$(36,473)

U.S. Tax Reform
On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law making significant changes to the Internal Revenue Code. The Tax Act, among other things, reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

For fiscal year 2018, we have not completed our accounting for the effects of the Tax Act. However, we were able to make reasonable estimates; therefore, recorded provisional amounts. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing. As a result, we have recorded $28.4 million as additional income tax benefit in the fourth quarter of fiscal year 2018, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $29.4 million, partially offset by a non-cash provisional tax expense in the amount of $1.0 million.

A reconciliation of the income tax benefit and the amount computed by applying the statutory federal income tax rate of 33.8% for fiscal year ended January 31, 2018 and 35% for the fiscal year ended January 31, 2017 and 2016, to the (loss) income before income taxes are the following:

	Fiscal years ended January 31,
(in thousands)	2018	2017	2016
Tax benefit computed at the statutory rate	$(12,547)	$(54,625)	$(73,041)
State tax, federally effected	(660)	(1,953)	(4,047)
Permanent differences	241	233	372
Foreign earnings taxed at non-United States rates	(541)	(187)	(356)
Unrealized loss on intercompany loan	(2,123)	—	—
Tax reform impact	(28,327)	—	—
Goodwill impairment	—	24,452	39,850
Return to provision adjustments	(19)	258	(182)
FIN 48 reserve	(612)	310	(175)
Valuation allowance	(111)	(608)	665
Other	192	183	441
Income tax benefit	$(44,507)	$(31,937)	$(36,473)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	January 31,
(in thousands)	2018	2017
Deferred tax assets:
Net operating losses and tax credits	$59,249	$85,973
Accruals and other	4,544	5,835
Share-based compensation	2,120	3,304
Other comprehensive loss	324	—
Investment in subsidiaries	—	419
Goodwill	2,559	7,555
Total deferred tax assets	68,796	103,086
Deferred tax liabilities:
Depreciation	(49,855)	(80,188)
Other amortization expense	(84,471)	(132,756)
Total deferred tax liabilities	(134,326)	(212,944)
Less valuation allowance	(175)	(256)
Net deferred tax liabilities	$(65,705)	$(110,114)
As of January 31, 2018, our valuation allowance was approximately $0.2 million on certain of our deferred tax assets. The change of $0.1 million in our valuation allowance relates to a decrease in allowances related to foreign and state net operating losses offset with an increase in allowance related to foreign corporate minimum tax credits. Based on the available evidence, we believe that it is more likely than not that these deferred tax assets will not be realized.
As of January 31, 2018, we estimated federal, state, and foreign net operating loss carry-forwards of approximately $259.0 million, $101.0 million, and $2.5 million respectively, which will begin to expire in fiscal year 2023, fiscal year 2019, and fiscal year 2036, respectively, unless utilized. Included in our U.S. net operating loss deferred tax assets above is approximately $14.4 million of unrecognized tax benefits that would be offset against the net operating loss carryforwards if such settlement is required or expected in the event the uncertain tax position is disallowed.

As of January 31, 2018, we have estimated a federal AMT credit of $0.1 million, that are expected to be fully refunded by 2022. The Tax Act repealed corporate alternative minimum tax ("AMT") for tax years beginning January 1, 2018, and provides that existing AMT credit carryovers are refundable beginning in 2018.

As of January 31, 2018, we estimated state tax credit carryforwards of approximately $0.6 million, which will begin to expire in 2023, unless utilized.

Utilization of the net operating loss and tax credit carryforwards may become subject to annual limitations due to ownership change limitations that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state and foreign provisions. These ownership changes may limit the amount of the net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. An ownership change occurred in May 2011 in connection with the acquisition by Permira. The annual limitation as a result of that ownership change did not result in the loss or substantial limitation of net operating loss or tax credit carryforwards. There have been no subsequent ownership changes through January 31, 2018.

The majority of our deferred tax assets relate to U.S. net operating loss carry-forwards. We believe that we will fully realize the benefit of existing deferred tax assets based on the scheduled reversal of U.S. deferred tax liabilities related to depreciation and amortization expenses not deductible for tax purposes, which is ordinary income and of the same character as the temporary differences giving rise to the deferred tax assets. This will reverse in substantially similar time periods as the deferred tax assets and in the same jurisdictions. As such, the deferred tax liabilities are considered to provide a source of income sufficient to support our U.S. deferred tax assets and our conclusion that no valuation allowance is needed as of January 31, 2018. A valuation allowance of $0.2 million and $0.3 million has been recorded as of January 31, 2018 and 2017, respectively, against deferred tax assets related to certain foreign and state net operating loss carry-forwards as we believe it is more likely than not that those deferred tax assets will not be realized.
As of December 31, 2017, net unremitted earnings of foreign subsidiaries were approximately $6.7 million and have been included in our computation of the transition tax associated with the enactment of the Tax Act discussed above. We do not provide for other U.S. state taxes and foreign withholding taxes on our unremitted earnings of foreign subsidiaries, since we intend to invest such undistributed earnings indefinitely outside of the U.S.
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
The following table summarizes the activity related to our gross unrecognized tax benefits (excluding interest and penalties and related tax carryforwards):

	January 31,
(in thousands)	2018	2017	2016
Balance, beginning of the year	$3,190	$3,653	$2,740
Gross increases related to prior year	—	—	57
Gross decreases related to current year	(942)	(941)	—
Gross increases related to current year	1,343	478	856
Balance, end of the year	$3,591	$3,190	$3,653
Included in the unrecognized tax benefit as of January 31, 2018 is $0.6 million that, if recognized, would affect the effective income tax rate.

We did not have any accrued interest or penalties associated with any unrecognized tax benefits during the fiscal years ended January 31, 2018, 2017 and 2016.
We file income tax returns and are subject to audit in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal, state and foreign income tax examinations for fiscal years prior to 2015, 2014 and 2013, respectively.

We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. However, audit outcomes and settlements are subject to significant uncertainty and we continue to evaluate such uncertainties in light of current facts and circumstances. As a result, our current estimates of the total amounts of unrecognized tax benefits could increase or decrease for all open tax years. It is reasonably possible that an additional $0.1 million of uncertain tax positions will decrease within the next 12 months due to the expiration of the net operating loss carryforwards associated with such positions.

Note 10. Share-Based Compensation
Subsequent to the adoption of the 2011 Plan, on September 12, 2013, the BCI Holdings’ Board of Directors amended the 2011 Plan by resolution to increase the number of shares of BCI Holdings common stock authorized for issuance under the 2011 Plan to 1,001,339 shares. As of January 31, 2018, there were 292,920 shares available for grant. The amended 2011 Plan permits the granting of BCI Holdings stock options, nonqualified stock options and restricted stock to eligible employees and non-employee directors and consultants.

The following table summarizes stock option activity during the fiscal year ended January 31, 2018:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)(2)	Weighted Average Term Remaining (in years)	Weighted Average Grant Date Fair Value
Outstanding, January 31, 2017 (1)	766,348	$83.47	$—	6.5
Granted	—	0.00			$0.00
Exercised	—	0.00	$—
Forfeited/canceled/expired	(66,078)	75.70
Outstanding, January 31, 2018 (1)	700,270	$83.87	$—	5.4
Vested and expected to vest, January 31, 2018	78,344	$74.90	$—	2.4
Exercisable, January 31, 2018	78,344	$74.90	$—	2.4

(1)
The number of stock options outstanding as of January 31, 2018 and 2017 include 56,438 and 62,266, respectively, of BCI Holdings options that were exchanged for Predecessor Company options as a result of the Transaction. These options as of January 31, 2018 and 2017 had a weighted average exercise price of $36.05 and $34.49, respectively.

(2)
Aggregate intrinsic value in the table above represents the total pre-tax value that stock option holders would have received had all stock option holders exercised their options as of January 31, 2018. The aggregate intrinsic value is the difference between the estimated fair market value of the BCI Holdings common stock at the end of the period and the stock option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of the BCI Holdings common stock.

The weighted average grant date fair value of options granted during the fiscal years ended January 31, 2017 and 2016 was $6.17 and $37.53, respectively. No options were granted during the fiscal year ended January 31, 2018. The aggregate intrinsic value of options exercised during the fiscal years ended January 31, 2017 and 2016 was $0.001 million and $1.2 million, respectively. No options were exercised during the fiscal year ended January 31, 2018.

The following table summarizes the stock options outstanding as of January 31, 2018, and the related weighted average price and life information:

	Outstanding				Exercisable
Range of Exercise Price Per Share	Number Outstanding	Weighted Average Exercise Price	Weighted Average Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Exercise Price	Weighted Average Term Remaining (in years)	Aggregate Intrinsic Value (in thousands)
$19.44-$42.86	56,438	$2.91	0.2		56,438	$25.97	1.5
$70-$97	518,666	62.95	4.3		—	—	—
$100-$150	18,928	2.53	0.1		10,953	13.98	0.5
$175-$200	83,602	11.05	0.7		5,477	13.98	0.2
$225-$300	22,636	4.43	0.1		5,476	20.97	0.2
	700,270	$83.87	5.4	$—	78,344	$74.90	2.4	$—

The share-based compensation expense included within employee related expenses in our consolidated statement of operations is as follows:

	Fiscal years ended January 31,
(in thousands)	2018	2017	2016
Non-cash share-based compensation expense	$445	$315	$343

The fair value of BCI Holdings stock options issued and classified as equity awards was determined using the Black-Scholes options pricing model utilizing the following weighted average assumptions for each respective period:

	Fiscal years ended January 31,
	2017	2016
Expected volatility	56%	45%
Expected dividends	—%	—%
Expected term	7.2 years	4.7 years
Risk-free interest rate	1.5%	1.5%

Stock Option Exchange Program
In November 2015, we commenced the Option Exchange Offer to allow certain employees and non-employee members of our board of directors the opportunity to exchange, on a grant-by-grant basis, their eligible options, with varying exercise prices per share ranging from $70 to $300, for new stock options that the Company granted under its 2011 Plan. Generally, most of the employees and non-employee board members with outstanding options were eligible to participate in the Option Exchange Offer, which expired on December 29, 2015. Each new stock option has an exercise price equal to $85, the stock value per share estimated as of the quarter end date preceding modification. Each new stock option has a maximum term that is equal to the remaining term of the corresponding eligible option. Each new stock option becomes fully vested and exercisable only upon the consummation of a Change in Control or an IPO and only if the employee remains employed at that time. This is the case even if the eligible options were fully vested on the date of the exchange. There are three employees and one non-employee consultant who are not participating in the Option Exchange Offer.

As a result of the Option Exchange Offer, we granted modified stock options to eligible options holders (including the CEO) to purchase 568,427 shares of common stock in exchange for the cancellation of the tendered options to purchase 732,033 shares of common stock.

The Option Exchange Offer was treated as a modification in accordance with ASC 718, “Compensation - Stock Compensation.” We did not recognize any incremental expense resulting from the modification. Since the modified stock options contain a liquidity event based performance condition (i.e., Change in Control or IPO), we determined recognition of compensation cost should be deferred until the occurrence of the liquidity event.Total future additional share-based compensation expense resulting from the modification of stock options, excluding CEO options, and including options previously classified as liability awards, totaled $5.2 million and $6.2 million as of January 31 2018 and 2017.

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

Pursuant to the Option Exchange Offer, we granted modified stock options to the CEO to purchase 225,000 shares of common stock in exchange for the tendered options to purchase 450,000 shares of common stock under the 2011 Plan. Each new stock option has an exercise price equal to $85, the stock value per share estimated as of the quarter end date preceding modification. In addition to a new exercise price of $85 and the corresponding elimination of a market condition, the modified CEO options added another liquidity event (i.e., IPO) to the performance condition and removed the requirement to exercise options by the 90th day of the liquidity event. Each new stock option has a maximum term that is equal to the remaining term of the original corresponding eligible option. Each new stock option becomes fully vested and exercisable only upon the consummation of a Change in Control or an IPO and only if the employee remains employed at that time. The modified stock options contain a liquidity event based performance condition. As a result, we determined compensation cost recognition should continue to be deferred until the occurrence of the Change in Control or IPO. As of January 31, 2018 and 2017, the total unrecognized share-based compensation expense for the CEO's options was $8.1 million. During fiscal years 2018, 2017 and 2016, we did not recognize any share-based compensation expense related to the CEO’s options.

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
The fair value of BCI Holdings stock options accounted for as liability awards were determined using the Black-Scholes options pricing model utilizing the following assumptions for each respective period:

	Fiscal years ended January 31,
	2017	2016
Expected volatility	60%	45%
Expected dividends	—%	—%
Expected term - years	1.1	1.3
Risk-free interest rate	0.5%	0.6%
New Grants
There were no option grants during the fiscal year ended January 31, 2018.

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

Our operating and reportable segments are North America and Europe. Within each operating segment, there are common customers, common pricing structures, the ability and history of sharing equipment and resources, operational compatibility, commonality among regulatory environments, and relative geographic proximity. Our operating segments consist of the following:

•	the North American segment consisting of branches located in the United States and Canada that provide equipment and services suitable across all of these North American countries.

•	the European segment consisting of branches located in France, Germany, the Netherlands, and the United Kingdom, that provide equipment and services to customers in a number of European countries.

Selected statements of operations information for our reportable segments are the following:

	Fiscal Year Ended January 31,
(In thousands)	2018	2017	2016
Revenue
North America	$236,943	$219,461	$272,653
Europe	41,668	35,959	30,476
Total revenue	$278,611	$255,420	$303,129
Depreciation and amortization
North America	$53,326	$54,806	$58,668
Europe	5,934	4,969	4,500
Total depreciation and amortization	$59,260	$59,775	$63,168
Interest expense, net
North America	$40,731	$41,484	$42,330
Europe	3	32	(1)
Total interest expense, net	$40,734	$41,516	$42,329
Income tax (benefit) expense
North America	$(46,714)	$(33,625)	$(37,567)
Europe	2,207	1,688	1,094
Total income tax (benefit) expense	$(44,507)	$(31,937)	$(36,473)
Net income (loss)
North America (1)	$1,112	$(128,504)	$(173,881)
Europe (1)	6,373	4,369	1,661
Total net income (loss)	$7,485	$(124,135)	$(172,220)

(1)	During fiscal years ended January 31, 2018, 2017 and 2016, we included $4.4 million, $4.6 million and $5.1 million, respectively, of inter-segment expense allocations from North America to Europe.

Total asset and long-lived asset information by reportable segment consists of the following:

	January 31,
(In thousands)	2018	2017
Total assets
North America	$683,107	$716,640
Europe	137,994	113,900
Total assets	$821,101	$830,540
Long-lived assets
North America	$259,718	$276,136
Europe	50,958	44,571
Total long-lived assets	$310,676	$320,707

Note 12. Related Party Transactions
From time to time, we enter into transactions in the normal course of business with related parties. The accounting policies that we apply to our transactions with related parties are consistent with those applied in transactions with independent third parties.

Pursuant to a professional services agreement between us and the Sponsor, we agreed to pay the Sponsor an annual management fee of $0.5 million, payable quarterly, plus reasonable out-of-pocket expenses, in connection with the planning, strategy and oversight support provided to management. For the fiscal years ended January 31, 2018, 2017 and 2016, we recorded $0.6 million, $0.6 million, and $0.5 million, respectively, in aggregate management fees and expenses to the Sponsor. Management fees payable to the Sponsor totaled $0.04 million as of January 31, 2018 and 2017, respectively.

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

Rent expense, which includes base rent payments charged to expense on the straight-line basis over the terms of the leases, real estate taxes and other costs were $10.6 million, $9.8 million and $10.3 million, during the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

The following table summarizes future minimum non-cancelable lease payments as of January 31, 2018:

(In thousands)	Operating Leases	Capital Leases
Year ending January 31,
2019	$10,375	$1,127
2020	7,367	668
2021	5,873	418
2022	4,691	565
2023	4,065	6
Thereafter	13,143	—
Total minimum lease payments	$45,514	2,784
Less: interest		(295)
Present value of minimum lease payments		$2,489

Note 14. Defined Contribution and Profit Sharing Plan
We maintain the BakerCorp Profit Sharing and Retirement Plan (the “Plan”), which is a defined contribution plan that covers all eligible employees who: (i) as to deferral contributions—have attained the age of 18; (ii) as to matching contributions—have completed six months of service; and (iii) as to the non-elective profit sharing contributions—are active employees as of December 31.

The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Plan has an automatic contribution feature that enrolls any employee who is eligible to participate in the Plan at a deferral contribution rate of 3%, subject to their right to opt out of the Plan. We recorded $0.3 million, $0.1 million and $0.4 million of expense for company contributions during the fiscal years ended January 31, 2018, 2017 and 2016, respectively. In the fiscal years ended January 31, 2018 and 2017, we match 25% of the first 6% of compensation that a participant contributes to the Plan as deferral contributions. We suspended matching contributions in June 2015 through October 2016. Matching was reinstated in November 2016.

The Plan allows for non-elective profit sharing contributions (paid by the Company), also at the discretion of the Board of Directors. No profit sharing contributions were made during the fiscal years ended January 31, 2018, 2017 and 2016.

Note 15. Postretirement Medical Plan
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

As of January 31, 2018, we had a total of 6 eligible participants in the postretirement medical plan all of who became eligible after the Transaction). The liability was $0.2 million and $0.1 million as of January 31, 2018 and 2017 respectively.

Note 16. Quarterly Financial Data (Unaudited)
The following table sets forth certain unaudited selected consolidated financial information for each of the quarters in the fiscal years ended January 31, 2018 and 2017 in thousands.

	Three Months Ended
Fiscal Year 2018	April 30, 2017	July 31, 2017	October 31, 2017	January 31, 2018
Revenue	$63,139	$68,201	$73,789	$73,482
(Loss) income from operations	$(2,881)	$2,153	$3,316	$677
Net (loss) income	$(8,211)	$(4,949)	$(4,424)	$25,069

	Three Months Ended
Fiscal Year 2017	April 30, 2016	July 31, 2016	October 31, 2016	January 31, 2017
Revenue	$65,032	$63,200	$68,312	$58,876
(Loss) income from operations	$(82,672)	$1,208	$1,776	$(34,325)
Net loss	$(71,813)	$(7,885)	$(6,456)	$(37,981)

Note 17. Consolidating Financial Information
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

The parent and the guarantor subsidiaries have each reflected investment in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting the transfer of cash from guarantor subsidiaries and non-guarantor subsidiaries to the parent.

Consolidating Balance Sheet
January 31, 2018
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$27,276	$7,166	$—	$34,442
Accounts receivable, net	—	54,419	13,686	—	68,105
Inventories, net	—	4,854	127	—	4,981
Prepaid expenses and other current assets	23	2,777	643	—	3,443
Deferred tax assets	—	—	—	—	—
Total current assets	23	89,326	21,622	—	110,971
Property and equipment, net	—	246,932	63,744	—	310,676
Goodwill	—	—	57,832	—	57,832
Other intangible assets, net	—	316,578	23,951	—	340,529
Other long-term assets	—	735	358	—	1,093
Investment in subsidiaries	352,401	133,110	—	(485,511)	—
Total assets	$352,424	$786,681	$167,507	$(485,511)	$821,101
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$58	$18,718	$1,738	$—	$20,514
Accrued expenses	3,258	20,243	5,032	—	28,533
Current portion of long-term debt, net	905	—	—	—	905
Intercompany balances	(323,257)	303,212	20,045	—	—
Total current liabilities	(319,036)	342,173	26,815	—	49,952
Long-term debt, net of current portion	633,482	—	—	—	633,482
Deferred tax liabilities	(31,656)	89,870	7,491	—	65,705
Share-based compensation liability	—	35	—	—	35
Other long-term liabilities	—	2,202	91	—	2,293
Total liabilities	282,790	434,280	34,397	—	751,467
Total shareholder’s equity	69,634	352,401	133,110	(485,511)	69,634
Total liabilities and shareholder’s equity	$352,424	$786,681	$167,507	$(485,511)	$821,101

Consolidating Balance Sheet
January 31, 2017
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$30,607	$13,956	$—	$44,563
Accounts receivable, net	—	41,902	10,576	—	52,478
Inventories, net	—	3,622	99	—	3,721
Prepaid expenses and other current assets	35	3,201	909	—	4,145
Total current assets	35	79,332	25,540	—	104,907
Property and equipment, net	—	264,194	56,513	—	320,707
Goodwill	—	—	49,918	—	49,918
Other intangible assets, net	—	333,033	21,385	—	354,418
Other long-term assets	—	452	138	—	590
Investment in subsidiaries	297,137	109,766	—	(406,903)	—
Total assets	$297,172	$786,777	$153,494	$(406,903)	$830,540
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$56	$15,839	$1,802	$—	$17,697
Accrued expenses	3,258	14,377	4,220	—	21,855
Current portion of long-term debt, net	1,082	—	—	—	1,082
Intercompany balances	(341,847)	310,812	31,035		—
Total current liabilities	(337,451)	341,028	37,057	—	40,634
Long-term debt, net of current portion	634,395	—	—	—	634,395
Deferred tax liabilities	(42,166)	145,806	6,474	—	110,114
Share-based compensation liability	—	66	—	—	66
Other long-term liabilities	—	2,739	197	—	2,936
Total liabilities	254,778	489,639	43,728	—	788,145
Total shareholder’s equity	42,394	297,138	109,766	(406,903)	42,395
Total liabilities and shareholder’s equity	$297,172	$786,777	$153,494	$(406,903)	$830,540

Consolidating Statement of Operations
Fiscal Year Ended January 31, 2018
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$230,247	$48,364	$—	$278,611
Operating expenses:
Employee related expenses	14	89,803	14,302	—	104,119
Rental expense	—	32,569	4,845	—	37,414
Repair and maintenance	—	12,343	1,124	—	13,467
Cost of goods sold	—	10,781	614	—	11,395
Facility expense	16	24,067	3,401	—	27,484
Professional fees	46	7,114	478	—	7,638
Other operating expenses	623	8,819	6,139	—	15,581
Depreciation and amortization	—	52,046	7,214	—	59,260
Gain on sale of equipment	—	(3,291)	(112)	—	(3,403)
Impairment of goodwill and other intangible assets	—	1,000	—	—	1,000
Impairment of long-lived assets	—	1,369	22	—	1,391
Total operating expenses	699	236,620	38,027	—	275,346
(Loss) income from operations	(699)	(6,373)	10,337	—	3,265
Other expense:
Interest expense (income), net	40,558	166	10	—	40,734
Foreign currency exchange (gain) loss, net	—	(535)	108	—	(427)
Other income, net	—	(20)	—	—	(20)
Total other expense (income), net	40,558	(389)	118	—	40,287
(Loss) income before income taxes	(41,257)	(5,984)	10,219	—	(37,022)
Income tax expense (benefit)	10,685	(57,426)	2,234	—	(44,507)
(Loss) income before equity in net earnings of subsidiaries	(51,942)	51,442	7,985	—	7,485
Equity in net earnings of subsidiaries	59,427	7,985	—	(67,412)	—
Net income (loss)	$7,485	$59,427	$7,985	$(67,412)	$7,485

Consolidating Statement of Operations
Fiscal Year Ended January 31, 2017
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$212,288	$43,132	$—	$255,420
Operating expenses:
Employee related expenses	54	81,344	12,750	—	94,148
Rental expense	—	27,650	4,068	—	31,718
Repair and maintenance	—	9,996	886	—	10,882
Cost of goods sold	—	9,266	1,142	—	10,408
Facility expense	25	23,934	2,904	—	26,863
Professional fees	80	3,206	549	—	3,835
Other operating expenses	623	7,336	6,609	—	14,568
Depreciation and amortization	—	53,687	6,088	—	59,775
Gain on sale of equipment	—	(3,586)	(3)	—	(3,589)
Impairment of goodwill and other intangible assets	—	116,340	—	—	116,340
Impairment of long-lived assets	—	4,381	104	—	4,485
Total operating expenses	782	333,554	35,097	—	369,433
(Loss) income from operations	(782)	(121,266)	8,035	—	(114,013)
Other expense:
Interest expense (income), net	41,450	32	34	—	41,516
Foreign currency exchange loss (gain), net	—	(362)	927	—	565
Other income, net	—	(22)	—	—	(22)
Total other expense (income), net	41,450	(352)	961	—	42,059
(Loss) income before income taxes	(42,232)	(120,914)	7,074	—	(156,072)
Income tax (benefit) expense	(6,683)	(26,819)	1,565	—	(31,937)
(Loss) income before equity in net earnings of subsidiaries	(35,549)	(94,095)	5,509	—	(124,135)
Equity in net earnings of subsidiaries	(88,586)	5,509	—	83,077	—
Net (loss) income	$(124,135)	$(88,586)	$5,509	$83,077	$(124,135)

Consolidating Statement of Operations
Fiscal Year Ended January 31, 2016
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$265,961	$37,168	$—	$303,129
Operating expenses:
Employee related expenses	137	96,341	11,559	—	108,037
Rental expense	—	37,818	3,970	—	41,788
Repair and maintenance	—	10,948	792	—	11,740
Cost of goods sold	—	10,401	290	—	10,691
Facility expense	26	25,736	3,056	—	28,818
Professional fees	37	3,525	258	—	3,820
Other operating expenses	609	8,605	7,418	—	16,632
Depreciation and amortization	—	57,493	5,675	—	63,168
Gain on sale of equipment	—	(2,205)	(94)	—	(2,299)
Impairment of goodwill and other intangible assets	—	182,849	—	—	182,849
Impairment of long-lived assets	—	3,067	19	—	3,086
Total operating expenses	809	434,578	32,943	—	468,330
(Loss) income from operations	(809)	(168,617)	4,225	—	(165,201)
Other expense:
Interest expense (income), net	42,309	21	(1)	—	42,329
Foreign currency exchange loss, net	—	835	328	—	1,163
Total other expense (income), net	42,309	856	327	—	43,492
(Loss) income before income taxes	(43,118)	(169,473)	3,898	—	(208,693)
Income tax (benefit) expense	(6,706)	(31,357)	1,590	—	(36,473)
(Loss) income before equity in net earnings of subsidiaries	(36,412)	(138,116)	2,308	—	(172,220)
Equity in net earnings of subsidiaries	(135,808)	2,308	—	133,500	—
Net (loss) income	$(172,220)	$(135,808)	$2,308	$133,500	$(172,220)

Consolidating Statement of Comprehensive Income (Loss)
Fiscal Year Ended January 31, 2018
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$7,485	$59,427	$7,985	$(67,412)	$7,485
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments, net of tax expense of $1,316	—	—	19,316	—	19,316
Other comprehensive income, net of tax	—	—	19,316	—	19,316
Total comprehensive income (loss)	$7,485	$59,427	$27,301	$(67,412)	$26,801

Consolidating Statement of Comprehensive Income
Fiscal Year Ended January 31, 2017
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(124,135)	$(88,586)	$5,509	$83,077	$(124,135)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $365	586	—	—	—	586
Change in foreign currency translation adjustments	—	—	(2,456)	—	(2,456)
Other comprehensive income (loss)	586	—	(2,456)	—	(1,870)
Total comprehensive (loss) income	$(123,549)	$(88,586)	$3,053	$83,077	$(126,005)

Consolidating Statement of Comprehensive Income (Loss)
Fiscal Year Ended January 31, 2016
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(172,220)	$(135,808)	$2,308	$133,500	$(172,220)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swap agreements, net of tax expense of $684	1,090	—	—	—	1,090
Change in foreign currency translation adjustments	—	—	(4,983)	—	(4,983)
Other comprehensive income (loss)	1,090	—	(4,983)	—	(3,893)
Total comprehensive (loss) income	$(171,130)	$(135,808)	$(2,675)	$133,500	$(176,113)

Consolidating Statement of Cash Flows
Fiscal Year Ended January 31, 2018
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$7,485	$59,427	$7,985	$(67,412)	$7,485
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for doubtful accounts	—	722	101	—	823
Provision for excess and obsolete inventory	—	(120)	—	—	(120)
Share-based compensation expense	14	431	—	—	445
Gain on sale of equipment	—	(3,291)	(112)	—	(3,403)
Depreciation and amortization	—	52,046	7,214	—	59,260
Amortization of deferred financing costs	3,072	—	—	—	3,072
Deferred income taxes	10,510	(55,936)	52	—	(45,374)
Amortization of above market lease	—	(152)	—	—	(152)
Impairment of goodwill and other intangible assets	—	1,000	—	—	1,000
Impairment of long-lived assets	—	1,369	22	—	1,391
Equity in net earnings of subsidiaries, net of taxes	(59,427)	(7,985)	—	67,412	—
Changes in assets and liabilities:
Accounts receivable	—	(13,239)	(1,626)	—	(14,865)
Inventories	—	(1,112)	(21)	—	(1,133)
Prepaid expenses and other assets	13	474	43	—	530
Accounts payable and other liabilities	2	8,356	(239)	—	8,119
Net cash (used in) provided by operating activities	(38,331)	41,990	13,419	—	17,078
Investing activities
Purchases of property and equipment	—	(23,226)	(5,021)	—	(28,247)
Proceeds from sale of equipment	—	4,432	263	—	4,695
Net cash used in investing activities	—	(18,794)	(4,758)	—	(23,552)
Financing activities
Intercompany investments and loans	42,494	(25,172)	(13,749)	(3,573)	—
Repayments of long-term debt	(4,163)	—	—	—	(4,163)
Return of capital to BakerCorp International Holdings, Inc.	—	(39)	—	—	(39)
Net cash provided by (used in) financing activities	38,331	(25,211)	(13,749)	(3,573)	(4,202)
Effect of foreign currency translation on cash	—	(1,316)	(1,702)	3,573	555
Net decrease in cash and cash equivalents	—	(3,331)	(6,790)	—	(10,121)
Cash and cash equivalents, beginning of period	—	30,607	13,956	—	44,563
Cash and cash equivalents, end of period	$—	$27,276	$7,166	$—	$34,442

 Consolidating Statement of Cash Flows
Fiscal Year Ended January 31, 2017
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(124,135)	$(88,586)	$5,509	$83,077	$(124,135)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	—	1,510	(84)	—	1,426
Recovery of excess and obsolete inventory	—	189	—	—	189
Share-based compensation expense	54	261	—	—	315
Gain on sale of equipment	—	(3,586)	(3)	—	(3,589)
Depreciation and amortization	—	53,687	6,088	—	59,775
Amortization of deferred financing costs	2,913	—	—	—	2,913
Deferred income taxes	(6,686)	(26,984)	(603)	—	(34,273)
Amortization of above-market lease	—	(152)	—	—	(152)
Impairment of goodwill and other intangible assets	—	116,340	—	—	116,340
Impairment of long-lived assets	—	4,381	104	—	4,485
Equity in net earnings of subsidiaries, net of taxes	88,586	(5,509)	—	(83,077)	—
Changes in assets and liabilities:
Accounts receivable	—	9,859	(1,606)	—	8,253
Inventories	—	3,567	(37)	—	3,530
Prepaid expenses and other assets	(5)	(143)	848	—	700
Accounts payable and other liabilities	(108)	(2,820)	1,092	—	(1,836)
Net cash (used in) provided by operating activities	(39,381)	62,014	11,308	—	33,941
Investing activities
Purchases of property and equipment	—	(28,496)	(6,046)	—	(34,542)
Proceeds from sale of equipment	—	5,409	(84)	—	5,325
Net cash used in investing activities	—	(23,087)	(6,130)	—	(29,217)
Financing activities
Intercompany investments and loans	44,097	(42,334)	(2,284)	521	—
Repayments of long-term debt	(4,163)	—	—	—	(4,163)
Payment of deferred financing fees	(538)	—	—	—	(538)
Return of capital to BakerCorp International Holdings, Inc.	(15)	—	—	—	(15)
Net cash provided by (used in) financing activities	39,381	(42,334)	(2,284)	521	(4,716)
Effect of foreign currency translation on cash	—	—	322	(521)	(199)
Net (decrease) increase in cash and cash equivalents	—	(3,407)	3,216	—	(191)
Cash and cash equivalents, beginning of period	—	34,014	10,740	—	44,754
Cash and cash equivalents, end of period	$—	$30,607	$13,956	$—	$44,563

Consolidating Statement of Cash Flows
Fiscal Year Ended January 31, 2016
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(172,220)	$(135,808)	$2,308	$133,500	$(172,220)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	—	2,059	107	—	2,166
Provision for excess and obsolete inventory	—	137	—	—	137
Share-based compensation expense	137	206	—	—	343
(Gain) loss on sale of equipment	—	(2,205)	(94)	—	(2,299)
Depreciation and amortization	—	57,493	5,675	—	63,168
Amortization of deferred financing costs	2,754	—	—	—	2,754
Deferred income taxes	(6,722)	(29,547)	(1,017)	—	(37,286)
Amortization of above-market lease	—	(325)	—	—	(325)
Impairment of goodwill and other intangible assets	—	182,849	—	—	182,849
Impairment of long-lived assets	—	3,067	19	—	3,086
Equity in net earnings of subsidiaries, net of taxes	135,808	(2,308)	—	(133,500)	—
Changes in assets and liabilities:
Accounts receivable	—	6,311	(598)	—	5,713
Inventories	—	(182)	(59)	—	(241)
Prepaid expenses and other current assets	(16)	(916)	1,561	—	629
Accounts payable and other liabilities	8	(1,249)	1,623	—	382
Net cash (used in) provided by operating activities	(40,251)	79,582	9,525	—	48,856
Investing activities
Purchases of property and equipment	—	(18,954)	(3,620)	—	(22,574)
Proceeds from sale of equipment	—	3,262	442	—	3,704
Net cash used in investing activities	—	(15,692)	(3,178)	—	(18,870)
Financing activities
Intercompany investments and loans	43,638	(43,371)	(1,043)	776	—
Repayments of long-term debt	(4,163)	—	—	—	(4,163)
Return of capital to BakerCorp International Holdings, Inc.	776	(912)	—	—	(136)
Net cash provided by (used in) financing activities	40,251	(44,283)	(1,043)	776	(4,299)
Effect of foreign currency translation on cash	—	—	1,178	(776)	402
Net increase in cash and cash equivalents	—	19,607	6,482	—	26,089
Cash and cash equivalents, beginning of period	—	14,407	4,258	—	18,665
Cash and cash equivalents, end of period	$—	$34,014	$10,740	$—	$44,754

Schedule II — Valuation and Qualifying Accounts

(In thousands)	Balance at beginning of period	(Recoveries of) charged to costs and expenses	(Recoveries of) charged to other accounts	Deductions	Balance at end of period
Fiscal Year 2018
Allowance for doubtful accounts	$5,152	$823	$—	$(529)	$5,446
Inventory reserve	988	120	—	(277)	831
Deferred tax asset valuation allowance	256	26	—	(107)	175
Fiscal Year 2017
Allowance for doubtful accounts	$4,502	$1,426	$—	$(776)	$5,152
Inventory reserve	800	188	—	—	988
Deferred tax asset valuation allowance	865	128	—	(737)	256
Fiscal Year 2016
Allowance for doubtful accounts	$2,981	$2,166	$—	$(645)	$4,502
Inventory reserve	663	137	—	—	800
Deferred tax asset valuation allowance	233	703	—	(71)	865

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
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

An evaluation was performed under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we evaluated the effectiveness of our internal control over financial reporting based on the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2018.

Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls or in other factors that may significantly affect our internal controls during the fiscal year ended January 31, 2018.

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

Name	Age	Position
Robert Craycraft	48	President, Chief Executive Officer, Director
Michael Henricks	44	Chief Financial Officer
Raymond Aronoff	47	Chief Operating Officer
Les Fry	52	Senior Vice President, Sales and Marketing
David F. Haas	57	Executive Vice President, U.S. East
David Igata	58	Senior Vice President, U.S. West
Carla Rolinc	61	Chief Administrative Officer
Richard Carey	52	Director
John Coyle	52	Director
Gerard Holthaus	68	Director

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

Mike Henricks joined BakerCorp in October 2017 as Chief Financial Officer. Previously, from June 2015 to October 2017, Mr. Henricks served as CFO of Mortgage Contracting Services . Mr. Henricks has served as CFO of SourceHOV, Stream Global Services and Comdata. He holds an MBA from the University of Minnesota and a BA from St. Olaf College.

Raymond Aronoff joined us in July 2012 and since December 10, 2013, currently serves as our Chief Operating Officer. Mr. Aronoff served as Chief Operating Officer and Chief Financial Officer from November 2015 until October 2017. Prior to that, he served as Vice President of Strategy & Business Development and Executive Vice President of Oil and Gas. From 2010 to 2012, Mr. Aronoff worked for National Trench Safety, as its CFO and VP of Corporate Development. Prior to that, Mr. Aronoff worked for The Boston Consulting Group with a focus on energy and technology. Mr. Aronoff has over 18 years of experience in strategy, operations and finance positions in several organizations including NASA. Mr. Aronoff has an M.B.A. from the Wharton Business School and a B.S. in engineering from the University of Florida.

Les Fry joined us in October 2015 and currently serves as Senior Vice President, Sales and Marketing. From 2011 to 2015, Mr. Fry worked for Safety-Kleen Systems, Inc., as Senior Vice President of Sales for Safety-Kleen Oil, a leading collector, recycler and re-finer of used oil in North America. From 1995 to 2011, Mr. Fry held senior sales management roles for divisions of Ashland, Inc., including the Valvoline division. Mr. Fry has 20 years of experience in leading sales teams to deliver breakthrough results through strategic application, data management/insights, sales process discipline and performance management. Mr. Fry has a Bachelor of Arts in Communications from the University of Kentucky.

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

Carla Rolinc joined us in January 2014 and currently serves as Chief Administrative Officer. She previously served as the Chief Information Officer, until taking over the additional responsibility for the Human Resources function in January 2018. From September 2003 until August 2013, Ms. Rolinc worked for Safety-Kleen Systems, Inc., as its VP of Information Technology. Ms. Rolinc has over 25 years of leadership experience in technology strategy, business process improvement and systems design and development. Ms. Rolinc has an M.B.A. with an Information Technology emphasis from the University of Dallas and a B.A. from West Texas A&M University.

Richard Carey has served as a Director since June 1, 2011. Mr. Carey joined Permira in 2000 and is currently a Partner and Co-Head of the Industrials sector group. Previously, Mr. Carey was the founder of a boutique advisory firm and prior to that worked for Arthur Andersen for ten years as a Chartered Accountant. Mr. Carey has a Commerce degree from the University of Melbourne and an M.B.A. [Honors] from IMD, Switzerland. Mr. Carey has extensive advisory, accounting, corporate finance and investment experience.

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

Gerard Holthaus has served as our Non-Executive Director since June 1, 2011. Mr. Holthaus currently serves as Non-Executive Chairman for Algeco Scotsman, the leading global provider of modular space solutions. Mr. Holthaus previously served as executive chairman and CEO of Algeco Scotsman, where he was responsible for its North American and European operations, and as executive chairman, president and CEO of WSII prior to its acquisition by Algeco Scotsman in 2007. In addition, Mr. Holthaus has served as interim CEO of BakerCorp International (June-September 2013), an equipment rental services company. Mr. Holthaus also serves as a Director and the Non-Executive Chairman of both FTI Consulting and Baltimore Life Insurance. Mr. Holthaus has a B.A. degree in Accounting from Loyola University. Mr. Holthaus has extensive public company experience in the industrial services industry. He also has extensive experience serving on boards of directors of other significant companies.

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
The discussion and tabular disclosure that follow describe the Company’s executive compensation program during the most recently completed fiscal year ended January 31, 2018 (“FY 2018”), as well as the previous fiscal year ended January 31, 2017 (“FY 2017”), as applicable, with respect to our named executive officers, including: Robert Craycraft, our President and Chief Executive Officer; Raymond A. Aronoff, our Chief Operating Officer; and David Haas, our Executive Vice President, U.S. East (our “named executive officers”).

Summary Compensation Table
The following table sets forth the compensation paid to the named executive officers that is attributable to services performed during FY 2017 and FY 2018, as applicable.

Name and Principal Position	Year	Salary ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (1)	All Other Compensation ($) (2)	Total ($)
Robert Craycraft, President & Chief Executive Officer	2018	500,000	—	495,000	6,838	1,001,838
	2017	500,000	—	380,625	2,723	883,348
Raymond A. Aronoff, Chief Operating Officer and former Chief Financial Officer (3)	2018	306,000	—	201,960	6,243	514,203
	2016	300,000	—	152,250	3,041	455,291
David Haas, Executive Vice President, U.S. East	2017	326,400	—	215,424	7,028	548,852
	2017	320,000	—	162,400	3,181	485,581

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

(3)	In October 2017, Michael Henricks was hired as Chief Financial Officer.

Executive Agreements
Mr. Craycraft, Mr. Henricks, Mr. Aronoff and Mr. Haas have each entered into an employment agreement with BakerCorp, our subsidiary (each, an "Employment Agreement"). Mr. Craycraft entered into his agreement in August 2013 in connection with the commencement of his employment in September 2013, Mr. Henricks entered into an employment agreement in October 2017 in connection with the commencement of his employment, Mr. Aronoff entered into his agreement in June 2012 in connection with the commencement of his employment in July 2012, and Mr. Haas entered into his agreement in June 2011 in connection with his continued employment following the Transaction.
The Employment Agreements with Mr. Craycraft, Mr. Henricks, Mr. Aronoff and Mr. Haas include the following key terms:

•
An initial five-year term (which expires on September 9, 2018 for Mr. Craycraft, July 25, 2017 for Mr. Aronoff and expired on June 1, 2016 for Mr. Haas), which will be automatically extended for successive one-year periods unless at least 30 days’ notice is given by either party.

•
The executive's base salary is reviewed annually and may be adjusted upward, resulting in current base salaries as follows: Mr. Craycraft: $500,000, Mr. Henricks: $340,000, Mr. Aronoff: $300,000 and Mr. Haas: $320,000.

•
The executive is eligible to receive an annual bonus, with a target bonus amount expressed as a percentage of base salary (which percentage is subject to increase), resulting in current target bonus amounts for Mr. Craycraft of 150% of base salary and 100% of base salary for Mr. Henricks, Mr. Aronoff and Mr. Haas.

•
Executives are entitled to participate in such health and other group insurance and other employee benefit plans and programs of BakerCorp as in effect from time to time on the same basis as other senior executives.

•	Reimbursement of reasonable counsel fees incurred in connection with the negotiation and documentation of the employment agreement and related documents.

•
Executive is required to abide by perpetual restrictive covenants relating to non-disclosure of confidential information and non-disparagement. In addition, during employment and for two years following termination of employment for any reason, Mr. Aronoff is subject to covenants that prohibit (i) solicitation of customers and suppliers of the Company and its subsidiaries and (ii) solicitation or hiring of certain employees of the Company and its subsidiaries. Mr. Craycraft, Mr. Henricks and Mr. Haas are subject to covenants that prohibit (i) competition with the Company and its subsidiaries, (ii) solicitation of customers and suppliers of the Company and its subsidiaries and (iii) solicitation of hiring of certain employees of the Company and its subsidiaries, which apply during employment and for one year following termination of employment for Mr. Craycraft and during employment and for two years following termination of employment for Mr. Haas.

•
The Employment Agreements provide for certain severance payments that may be due following the termination of employment under certain circumstances, which are described below under the heading "Potential Payments Upon Termination or Change in Control."

Annual Incentive Awards
Each named executive officer is eligible to receive an annual cash incentive award. In recent years, including FY 2018, annual incentive awards were determined in the discretion of the Compensation Committee of the Board of Directors, based on Company performance and its assessment of the executive’s performance. This allows the Compensation Committee of the Board of Directors greater flexibility to align the executive officers’ pay with a broader definition of financial and business results which impact overall Company performance. In determining the executive officers’ annual incentive awards for fiscal year ending 2018, the Compensation Committee of the Board of Directors considered the Company’s financial achievement during FY 2018 as well as the applicable executive officer’s performance related to improving safety performance, driving key growth, cash generation improvement initiatives and talent management goals. Based on the Compensation Committee of the Board of Director’s evaluation of these elements, each of the named executive officers was paid a bonus equal to 66.00% of his target bonus for FY 2018.

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
Below is a summary of the options granted to our named executive officers as of January 31, 2018:

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
Additional Narrative Disclosure

Retirement Benefit Programs
We offer our executive officers who reside and work in the United States, including our named executive officers, retirement and certain other benefits, including participation in the Company’s 401(k) Plan (the “401(k) Plan”) in the same manner as other employees. Pursuant to the 401(k) Plan, executive officers are eligible to receive, at the discretion of the Company, matching contributions and/or profit sharing contributions. No profit sharing contributions under the 401(k) Plan were made in the year ending January 31, 2018. After having been suspended in June 2015, the Company reinstated its matching contribution under the plan, effective November 1, 2016, in the amount of $0.25 per each dollar contributed by the participant up to 6% of eligible compensation.
The Company also maintains a retiree medical plan, in which employees who were hired on or before January 1, 1986 and who retire on or after age 60 are eligible to receive retiree medical benefits for themselves and their spouses until they attain age 65 or otherwise become Medicare eligible. Pursuant to the terms of the Employment Agreement with Mr. Haas, in the event that he retires after attaining age 58 and serving a minimum of ten years in the employ of the Company, he would be entitled to purchase medical coverage under the retiree medical plan, except that the original age and service-based eligibility requirements shall not apply. Mr. Haas would not have been eligible for this benefit if he had retired in FY2018.

Potential Payments Upon Termination or Change in Control
Pursuant to the Employment Agreements and equity award agreements, as applicable, each of our named executive officers would be entitled to receive certain payments and benefits in connection with certain terminations of employment or upon a Change in Control of the Company.
Employment Agreements
Voluntary Resignation without Good Reason or Termination by Company for Cause
Pursuant to the Employment Agreements, in the event that Mr. Craycraft, Mr. Henricks, Mr. Aronoff, or Mr. Haas resigns without good reason (as defined in the Employment Agreements) or are terminated for cause (as defined in the Employment Agreements), they would only be entitled to receive payment of any base salary accrued but not paid prior to the date of termination, vested benefits to the extent provided under the terms of applicable benefit plans and any unreimbursed expenses (the “Accrued Amounts”).

Termination without Cause or Resignation for Good Reason
Pursuant to the Employment Agreements, in the event that the employment of Mr. Craycraft, Mr. Henricks, Mr. Aronoff, or Mr. Haas is terminated without cause (as defined in the Employment Agreements), or upon the executives’ resignation for good reason (as defined in the Employment Agreements), they would receive the following payments and benefits:

i.	any Accrued Amounts;

ii.
(X) with respect to Mr. Henricks, Mr. Aronoff and Mr. Haas, a pro-rata target bonus for the year in which termination occurs (“Pro-Rata Target Bonus”) and (Y) with respect to Mr. Craycraft, a pro-rata bonus for the year in which termination occurs, equal to the actual annual bonus (as defined in Mr. Craycraft’s Employment Agreement) that Mr. Craycraft would have been entitled to receive had his employment not been terminated, based on the performance of BakerCorp for the full year (“Craycraft Pro-Rata Bonus”);

iii.
(X) with respect to Mr. Henricks, Mr. Aronoff and Mr. Haas, a payment each month equal to one-twelfth of the sum of his (a) base salary plus (b) target annual bonus for 12 months (for Mr. Henricks and Mr. Aronoff) and 18 months (for Mr. Haas) following termination and (Y) with respect to Mr. Craycraft, a payment each month equal to one-twelfth of the base salary for 12 months following his termination (amounts paid pursuant to this paragraph, the “Severance Payments”); and

iv.
continuation of health benefits for 12 months following termination for Messrs. Henricks, Aronoff and Craycraft and for 18 months following termination for Mr. Haas or, if earlier, until they cease to be eligible for COBRA continuation coverage; provided that BakerCorp is only obligated to pay for such health coverage to the extent it was paying prior to the termination of employment and such coverage shall be credited against the COBRA continuation period.

The Severance Payments will commence to be paid within 30 days following the termination date provided the executives execute, deliver and do not revoke a general release of claims within such 30-day period. For Mr. Henricks, Mr. Aronoff and Mr. Haas, in the event that such qualifying termination occurs within one year following a Change in Control (as defined in the Employment Agreements), the aggregate value of the Severance Payments will be paid in a lump sum. With respect to Mr. Craycraft, in the event that such qualifying termination occurs within one year following a Change in Control, Mr. Craycraft shall receive his target annual bonus opportunity (as such term is defined in Mr. Craycraft’s Employment Agreement) for the year of termination rather than the Craycraft Pro-Rata Bonus.
Death or Disability
Pursuant to the Employment Agreements, in the event that the employment of Mr. Henricks, Mr. Craycraft, Mr. Aronoff or Mr. Haas is terminated by reason of death or disability, in addition to the Accrued Amounts, they would receive a Pro-Rata Target Bonus.
Treatment of Equity on a Change in Control
In the event of a Change in Control, all outstanding stock options granted to the named executive officers pursuant to the 2011 Plan would become fully vested and exercisable.

Compensation of Directors
Until December 31, 2017, the Company had two independent directors, Philip Green and Gerard Holthaus, in addition to Mr. Carey and Mr. Coyle, who are non-employee directors affiliated with the Sponsor. For service during FY 2017, Mr. Green received an annual fee of $250,000 (which included a fee for his service as chairman) and Mr. Holthaus received an annual fee of $75,000 (which included a fee for his service as chairman of the Audit Committee). Mr. Green resigned from the Board of Directors on December 31, 2017. Annual fees are paid to the independent directors on a quarterly basis. Neither Mr. Carey or Mr. Coyle receive annual fees for their service as a director. Mr. Craycraft, who serves as the Company's President and Chief Executive Officer does not receive any compensation for service as a director. Information on Mr. Craycraft's compensation can be found in the Summary Compensation Table, above. All directors are reimbursed for travel expenses and other out-of-pocket costs incurred in connection with their attendance at meetings. Mr. Green ceased to be a director of the Company as of December 31, 2017.

The following table summarizes the compensation of the directors as of January 31, 2018.

Name (1)	Fees Earned or Paid in Cash ($)	Total ($)
Philip Green (2)	250,000	250,000
Gerard Holthaus	75,000	75,000

(1)
Mr. Holthaus and Mr. Green each participated in the Option Exchange Offer completed in FY2016. Following the Option Exchange Offer, and as of the end of FY 2018, Mr. Green holds an option to purchase 6,142 shares of Company common stock and Mr. Holthaus holds an option to purchase 12,285 shares of Company common stock. The options have an exercise price of $85.00 and vest only in the event of a Change in Control or upon an IPO of the common stock, subject to the directors serving as a director at such time.

(2)	Mr. Green resigned as director on December 31, 2017.

Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee has ever been one of our officers or employees. In addition, during FY 2018, none of our executive officers served as a member of a compensation committee or board of directors of an entity that had an executive officer serving as a member of our Board of Directors.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of April 13, 2018, certain information regarding the beneficial ownership of the equity securities of BakerCorp International, Inc. by:

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

Unless otherwise specified, each beneficial owner has sole voting power and sole investment power over the capital stock indicated. Applicable percentage ownership in the following table is based on 3,884,637 shares of common stock outstanding as of April 13, 2018. Unless otherwise specified, the address of each beneficial owner is c/o 7800 N. Dallas Parkway, Suite 500, Plano, TX 75024.

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

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent
BCI Holdings (1)	3,884,637	100.0%
Permira IV Continuing L.P. 1 (2)(3)	1,069,397	27.5%
Permira IV Continuing L.P. 2 (2)(4)	2,559,520	65.9%
Permira Investments Limited (2)(5)	87,409	2.3%
P4 Co-Investment L.P. (2)(6) 320 Park Avenue, 33rd Fl. New York, NY 10022	24,814	*
Robert Craycraft (7)	—	*
Raymond Aronoff (8)	—	*
David F. Haas (9)	15,295	*
Les Fry (10)	—	*
Carla Rolinc (11)	—	*
David Igata (12)	5,440	*
Philip Green (13)	5,000	*
Gerard Holthaus (14)	5,000	*
Richard Carey (15)	—	*
John Coyle (15)	—	*
All directors and executive officers, as a group (13 persons) (7)-(15)	30,735	0.8%

*	Less than 1%.

(1)	BCI Holdings is a holding company owning one hundred percent of the outstanding stock of BakerCorp International, Inc.

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

(14)
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

Equity Compensation Plans
For more information see Note 10, “Share-Based Compensation” of the Notes to Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
From time to time, we enter into transactions in the normal course of business with related parties. We believe that such transactions are at arm’s-length and have terms that would have been obtained from unaffiliated third parties. See Note 12, “Related Party Transactions” to the consolidated financial statements for a discussion of related party transactions.

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

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
Ernst & Young audited our consolidated financial statements for the fiscal years ended January 31, 2018 and January 31, 2017. The fees billed to us by Ernst & Young during the last two fiscal years for the indicated services were as follows:

	Fiscal Year Ended
(in thousands)	January 31, 2018	January 31, 2017
Audit fees	$998	$1,021
Audit-related fees	10	—
Tax fees	310	340
All other fees	—	—
Total	$1,318	$1,361

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

BAKERCORP INTERNATIONAL, INC.

Date:	April 20, 2018

		By:	/s/ Robert Craycraft
Robert Craycraft
President and Chief Executive Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ Robert Craycraft	President, Chief Executive Officer, Director	April 20, 2018
Robert Craycraft	(Principal Executive Officer)

/S/ Mike Henricks	Chief Financial Officer	April 20, 2018
Mike Henricks

/S/ Gerard Holthaus	Director	April 20, 2018
Gerard Holthaus

/S/ Richard Carey	Director	April 20, 2018
Richard Carey

/S/ John Coyle	Director	April 20, 2018
John Coyle

EXHIBIT INDEX

Exhibit Number	Description
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

Exhibit Number	Description
10.16	Employment Agreement, dated as of September 17, 2015 by and between BakerCorp and Les Fry filed with the SEC on April 20, 2016
10.16
Employment Agreement, dated as of October 16, 2017 by and between BakerCorp and Michael J. Henricks (incorporated by reference to Exhibit 10.1 to the Company's Current Report on form 8-K filed with the SEC on October 20, 2017)

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