Form 10-Q
period 2018-04-30
BakerCorp International, Inc.
filed 2018-06-15
CIK 1550377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
 FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2018
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

There is no public market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, par value $0.01 per share, outstanding on June 11, 2018.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	April 30, 2018	January 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,454	$34,442
Accounts receivable, net of allowance for doubtful accounts of $5,531 and $5,446, respectively	71,330	68,105
Inventories, net	5,187	4,981
Prepaid expenses and other assets	5,056	3,443
Total current assets	109,027	110,971
Property and equipment, net	306,860	310,676
Goodwill	56,588	57,832
Other intangible assets, net	335,948	340,529
Other assets	1,394	1,093
Total assets	$809,817	$821,101
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$22,759	$20,514
Accrued expenses	29,003	28,533
Current portion of long-term debt (net of deferred financing costs of $3,263 and $3,258, respectively)	1,089	905
Total current liabilities	52,851	49,952
Long-term debt, net of current portion (net of deferred financing costs of $140 and $932, respectively)	633,045	633,482
Deferred tax liabilities, net	65,713	65,705
Other long-term liabilities	2,177	2,328
Total liabilities	753,786	751,467
Commitments and contingencies
Shareholder’s equity:
Common stock, $0.01 par value; 100,000 shares authorized; 100 shares issued and outstanding as of April 30, 2018 and January 31, 2018	—	—
Additional paid-in capital	393,605	393,532
Accumulated other comprehensive loss	(25,250)	(22,221)
Accumulated deficit	(312,324)	(301,677)
Total shareholder’s equity	56,031	69,634
Total liabilities and shareholder’s equity	$809,817	$821,101

See Accompanying Notes

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (unaudited)
(In thousands)

	Three Months Ended April 30,
	2018	2017
Revenue:
Rental revenue	$62,362	$50,813
Sales revenue	5,225	4,698
Service revenue	8,223	7,628
Total revenue	75,810	63,139
Operating expenses:
Employee related expenses	27,994	24,940
Rental expenses	12,181	8,757
Repair and maintenance	3,457	3,168
Cost of goods sold	2,941	3,143
Facility expenses	7,469	6,832
Professional fees	1,506	1,359
Other operating expenses	4,351	4,020
Depreciation and amortization	14,901	14,721
Gain on sale of equipment	(733)	(1,120)
Impairment of long-lived assets	196	200
Total operating expenses	74,263	66,020
Income (loss) from operations	1,547	(2,881)
Other expenses:
Interest expense, net	10,530	9,982
Foreign currency exchange gain, net	566	160
Total other expenses, net	11,096	10,142
Loss before income tax expense (benefit)	(9,549)	(13,023)
Income tax expense (benefit)	1,098	(4,812)
Net loss	$(10,647)	$(8,211)

See Accompanying Notes

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (loss) (unaudited)
(In thousands)

	Three Months Ended April 30,
	2018	2017
Net loss	$(10,647)	$(8,211)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,029)	2,090
Total comprehensive loss	$(13,676)	$(6,121)

See Accompanying Notes

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Statement of Shareholder’s Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity
	Shares	Amount
Balance as of January 31, 2018	100	$—	$393,532	$(22,221)	$(301,677)	$69,634
Additional investment from BakerCorp International Holdings, Inc., net	—	—	73	—	—	73
Other comprehensive income	—	—	—	(3,029)	—	(3,029)
Net income	—	—	—	—	(10,647)	(10,647)
Balance as of April 30, 2018	100	$—	$393,605	$(25,250)	$(312,324)	$56,031

See accompanying notes

BakerCorp International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended April 30,
	2018	2017
Operating activities
Net loss	$(10,647)	$(8,211)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	346	600
Provision for excess and obsolete inventory, net	—	55
Share-based compensation	81	138
Gain on sale of equipment	(733)	(1,120)
Depreciation and amortization	14,901	14,721
Amortization of deferred financing costs	787	744
Deferred income taxes	180	(5,049)
Amortization of above-market lease	(29)	(38)
Impairment of long-lived assets	196	200
Changes in assets and liabilities:
Accounts receivable	(3,908)	(6,787)
Inventories	(210)	(675)
Prepaid expenses and other assets	(1,525)	565
Accounts payable and other liabilities	2,770	(1,554)
Net cash provided by (used in) operating activities	2,209	(6,411)
Investing activities
Purchases of property and equipment	(9,362)	(9,836)
Proceeds from sale of equipment	879	470
Net cash used in investing activities	(8,483)	(9,366)
Financing activities
Repayment of long-term debt	(1,041)	(1,041)
Net cash used in financing activities	(1,041)	(1,041)
Effect of foreign currency translation on cash	327	(442)
Net decrease in cash and cash equivalents	(6,988)	(17,260)
Cash and cash equivalents, beginning of period	34,442	44,563
Cash and cash equivalents, end of period	$27,454	$27,303

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$4,803	$4,198
Income taxes	$1,007	$1,178

See Accompanying Notes

BakerCorp International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1. Organization, Description of Business, and Basis of Presentation
We are a provider of liquid containment, transfer and treatment solutions, operating within a specialty sector of the broader industrial services industry. Our revenue is generated by providing customized solutions, rental equipment, customized solutions, and service to our customers. We provide a wide variety of steel and polyethylene temporary storage tanks, roll-off containers, pumps, filtration, pipes, hoses and fittings, shoring, and related products to a broad range of customers for a number of applications. Tank and roll-off container applications include the storage of water, chemicals, waste streams, and solid waste. Pump applications include the pumping of groundwater, municipal waste and other fluids. Filtration applications include the separation of various solids from liquids. We serve a variety of industries, including industrial and environmental remediation, refining, environmental services, construction, chemicals, transportation, power, municipal works, and oil and gas. We have branches in 23 states in the United States as well as branches in Canada, France, Germany, the Netherlands, and the United Kingdom. As used herein, the terms “Company,” “we,” “us,” and “our” refer to BakerCorp and its subsidiaries, unless the context indicates to the contrary.

Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 10 of SEC Regulation S-X. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended January 31, 2018, included in our 2018 Annual Report on Form 10-K filed with the SEC on April 23, 2018.

The interim condensed consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary for a fair statement of our results of operations and financial position for the interim periods. The results of operations for the three months ended April 30, 2018 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Note 2. Going Concern
During the second quarter of 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”. This update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. The Company adopted this standard for the year ended January 31, 2017. Under this standard, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern in each reporting period, including interim periods.

In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the filing of the Company’s Form 10-Q. Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before June 15, 2019. As of April 30, 2018, the Company had $27.5 million of cash and cash equivalents on its condensed consolidated balance sheet and $40.0 million of availability under its revolving credit facility. A substantial amount of the Company's cash from operations is used for debt service obligations. Under the Company’s current debt structure, if the maturity date of the senior notes is not extended 90 days beyond its revolving credit facility’s maturity date, the revolving credit facility maturity date accelerates to January 30, 2019 and, if the maturity date of the senior notes is not extended 90 days beyond its term loan maturity date, the term loan maturity date accelerates to March 2, 2019.

The Company’s current cash and cash equivalents and its forecasted cash flows generated from operating activities through June 15, 2019, will not be sufficient to meet the Company’s debt maturities, prior to June 15, 2019. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying condensed consolidated financial statements are prepared on a going concern basis and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Note 3. Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2018, the FASB issued ASU 2018-05 associated with the accounting and disclosures around the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which the Company has adopted. See Note 10 for the disclosures related to this amended guidance.
In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718)”. The guidance clarifies how an entity should account for effects of a modification of a share-based payment. Under the updated guidance, a modification is defined as a change in the terms or conditions of a share-based payment award, and an entity should account for the effects of a modification unless all of the following are met:

1.
The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation techniques that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification.

2.	The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified.

3.	The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

Adoption of this guidance did not have an impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): “Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). ASU No. 2016-09 simplifies several aspects of the accounting for share-based payments transactions, including income tax consequences, classification of awards as either liability or equity, and classification on the statement of cash flows. We prospectively adopted the amendments in this guidance that relate to the classification of excess tax benefits from share-based payment arrangements on the statement of cash flows. The excess tax benefits from share-based payment arrangements result from stock-based compensation windfall deductions in excess of the amounts reported for financial reporting purposes. We did not have any windfall deductions as of the adoption date so there was no impact to our financial statements upon adoption.

Other significant components of the adopted guidance include:

•
The guidance requires that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. We have historically classified such payments as financing activities, so no retrospective change was required to our historic statements of cash flows.

•
Certain aspects of the guidance require a cumulative change to retained earnings upon adoption. Upon adopting this guidance, we elected to continue to estimate forfeitures of share-based payments so there was no cumulative change to retained earnings upon adoption and, therefore, no impact to our financial statements.

Recently Issued Accounting Pronouncements
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. The Company has elected to treat any potential GILTI inclusions as a period cost.

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

In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets other than Inventory". The guidance will require companies to recognize the income tax effects of intra-entity sales and transfers of assets other than inventory in the period in which the transfer occurs. The new guidance will be effective for fiscal years and interim periods beginning after December 15, 2018 and early adoption is permitted. The guidance requires modified retrospective adoption. We expect to adopt this guidance when effective, and do not expect the guidance to have a significant impact on our condensed consolidated financial statements.

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

Note 4. Changes in Accumulated Other Comprehensive Loss
The following table includes the change in foreign currency translation adjustments to the components of accumulated other comprehensive loss:

	Three Months Ended April 30,
(In thousands)	2018	2017
Balance, beginning of period	$(22,221)	$(41,537)
Other comprehensive (loss) income before reclassifications	(3,029)	2,090
Balance, end of period	$(25,250)	$(39,447)

Note 5. Inventories
Inventories, net consists of the following:

(In thousands)	April 30, 2018	January 31, 2018
Components	$4,424	$4,176
Work-in-process	753	490
Finished goods	841	1,146
Less: inventory reserve	(831)	(831)
Inventories, net	$5,187	$4,981

Note 6. Property and Equipment, Net
Property and equipment, net consisted of the following as of April 30, 2018:

(In thousands)	Cost	Accumulated Depreciation	Net Carrying Amount
Assets held for rent:
Secondary containment	$3,599	$(2,435)	$1,164
Boxes	33,630	(16,830)	16,800
Filtration	19,789	(10,758)	9,031
Generators and light towers	667	(294)	373
Pipes, hoses and fittings	9,399	(6,299)	3,100
Non-steel containment	12,522	(5,702)	6,820
Pumps	65,086	(43,782)	21,304
Shoring	6,253	(4,558)	1,695
Steel containment	328,155	(103,453)	224,702
Tank trailers	1,888	(1,770)	118
Construction in progress	2,629	—	2,629
Total assets held for rent	483,617	(195,881)	287,736
Assets held for use:
Leasehold improvements	4,589	(2,958)	1,631
Machinery and equipment	45,722	(34,114)	11,608
Office furniture and equipment	6,794	(5,056)	1,738
Software	15,524	(11,603)	3,921
Construction in progress	226	—	226
Total assets held for use	72,855	(53,731)	19,124
Total	$556,472	$(249,612)	$306,860

Property and equipment, net consisted of the following as of January 31, 2018:

(In thousands)	Cost	Accumulated Depreciation	Net Carrying Amount
Assets held for rent:
Secondary containment	$3,631	$(2,538)	$1,093
Boxes	31,705	(16,320)	15,385
Filtration	18,995	(10,115)	8,880
Generators and light towers	642	(276)	366
Pipes, hoses and fittings	9,510	(6,448)	3,062
Non-steel containment	12,101	(5,595)	6,506
Pumps	64,693	(42,108)	22,585
Shoring	5,943	(4,325)	1,618
Steel containment	329,795	(100,683)	229,112
Tank trailers	1,888	(1,768)	120
Construction in progress	2,315	—	2,315
Total assets held for rent	481,218	(190,176)	291,042
Assets held for use:
Leasehold improvements	4,590	(2,910)	1,680
Machinery and equipment	44,664	(33,102)	11,562
Office furniture and equipment	6,557	(4,871)	1,686
Software	15,403	(10,923)	4,480
Construction in progress	226	—	226
Total assets held for use	71,440	(51,806)	19,634
Total	$552,658	$(241,982)	$310,676
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) are less than the carrying value, a write-down would be recorded to reduce the related carrying value of the asset to its estimated fair value.
During the three months ended April 30, 2018 and 2017, certain assets that were on long-term rentals were returned in conditions beyond repair. We determined that the net book value of these assets exceeded the assets’ estimated fair value. As a result, during each of the three months ended April 30, 2018 and 2017, respectively, we recorded an impairment charge of $0.2 million in our North American segment.
Included in machinery and equipment are assets under capital leases with a cost of $5.7 million and $5.3 million as of April 30, 2018 and January 31, 2018, respectively, and accumulated depreciation of $2.3 million and $2.1 million as of April 30, 2018 and January 31, 2018, respectively.
Depreciation and amortization expense related to property and equipment including amortization expense for assets recorded as capital leases for the three months ended April 30, 2018 and 2017 was $10.8 million and $10.7 million, respectively.

Note 7. Goodwill and Other Intangible Assets, Net
Goodwill
Changes in the carrying amount of the European reporting unit goodwill was as follows:

(In thousands)	Total
Balance as of January 31, 2018	$57,832
Foreign currency translation	(1,244)
Balance as of April 30, 2018	$56,588

We evaluate the carrying value of goodwill annually as Novemeber 1 of each fiscal year and more frequently if we believe indicators of impairment exist.

We perform our annual, or interim goodwill impairment test in accordance with ASU No. 2017-04 by comparing the estimated fair value of a reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount. We will record an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. We estimate the fair value of our reporting units based on income and market approaches.

Our remaining goodwill is related to our European reporting unit. There were no indicators of impairment as of April 30, 2018 to our European reporting unit.
Other Intangible Assets, Net
The components of other intangible assets, net was the following as of:

	April 30, 2018				January 31, 2018
(In thousands)	Gross (1)	Impairment	Accumulated Amortization	Net	Gross (1)	Impairment	Accumulated Amortization	Net
Carrying amount:
Customer relationships (25 years)	$402,761	$—	$(111,430)	$291,331	$403,192	$—	$(107,518)	$295,674
Customer backlog (2 years)	200	—	(200)	—	200	—	(200)	—
Developed technology (11 years)	1,665	—	(666)	999	1,671	—	(630)	1,041
Trade name (Indefinite)(1)	86,756	(43,138)	—	43,618	86,952	(43,138)	—	43,814
Total carrying amount	$491,382	$(43,138)	$(112,296)	$335,948	$492,015	$(43,138)	$(108,348)	$340,529

(1)	Amounts are stated at gross, net of impairment charges to trade name of $1.0 million for the fiscal year ended January 31, 2018.
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
As of April 30, 2018 there were no indicators of impairment to our definite-lived intangible assets.

Amortization expense related to intangible assets for the three months ended April 30, 2018 and 2017 was $4.1 million and $4.0 million, respectively. Estimated amortization expense for the fiscal periods ending January 31 is as follows:

(In thousands)
Remainder of the fiscal year ending January 31, 2019	$16,261
2020	16,261
2021	16,261
2022	16,261
2023	16,261
Thereafter	211,025
Total	$292,330

Note 8. Accrued Expenses
Accrued expenses consist of the following as of:

(In thousands)	April 30, 2018	January 31, 2018
Accrued compensation	$10,094	$15,911
Accrued insurance	933	870
Accrued interest	8,208	3,258
Accrued professional fees	273	179
Accrued taxes	5,875	4,727
Capital lease - current	965	683
Customer deposits	342	410
Other accrued expenses	2,313	2,495
Total accrued expenses	$29,003	$28,533

Note 9. Debt
Debt consists of the following:

(In thousands)	April 30, 2018	January 31, 2018
Senior term loan (LIBOR margin of 3.0%, and interest rate of 4.77% and 4.30%, respectively)	$397,537	$398,577
Senior unsecured notes	240,000	240,000
Total debt	637,537	638,577
Less: deferred financing costs	(3,403)	(4,190)
Total debt less deferred financing costs	634,134	634,387
Less: current portion (net of current portion of deferred financing costs of $3,263 and $3,258, respectively)	(1,089)	(905)
Long-term debt, net of current portion (net of long-term portion of deferred financing costs of $140 and $932, respectively)	$633,045	$633,482
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

On November 3, 2016, we entered into a third amendment to our Credit Facility (the “Third Amendment”) to amend the Revolving Credit Facility. The amendment (i) extends our maturity date from February 7, 2018 to November 7, 2019 (provided that such maturity date will be accelerated to January 30, 2019 unless the Company’s Notes are repaid in full or extended or refinanced on or prior to January 30, 2019) and (ii) reduces the revolver commitment from $45.0 million to $40.0 million in addition to certain other amendments to the original terms. Under the amended Credit Facility, we may be required to satisfy and maintain a total leverage ratio if there is an outstanding balance on the revolving loan of 25% or more of the committed amount on and quarter end.

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

As of April 30, 2018, we did not have an outstanding balance on the revolving loan; and therefore, we were not subject to a leverage test. Additionally, as of April 30, 2018, we were in compliance with all of our requirements and covenant tests under the Credit Facility, as amended.

Senior Unsecured Notes Due 2019
On June 1, 2011, we issued $240.0 million of fixed rate 8.25% Notes due, June 1, 2019. We may redeem all or any portion of the Notes at the redemption prices set forth in the applicable indenture, plus accrued and unpaid interest. Upon a change of control, we are required to make an offer to redeem all of the Notes from the holders at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of the repurchase. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our direct and indirect existing and future wholly-owned domestic restricted subsidiaries.

Interest and Fees
Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. As of April 30, 2018 and January 31, 2018, deferred financing costs of $3.4 million and $4.2 million, respectively, are reflected as a reduction of the underlying debt. We amortized $0.8 million and $0.7 million of deferred financing costs during the three months ended April 30, 2018 and 2017, respectively.
Interest and fees related to our Credit Facility and the Notes are as follows:

	Three Months Ended April 30,
(In thousands)	2018	2017
Credit Facility interest and fees	$5,161	$4,859
Notes interest and fees (1)	5,328	5,296
Total interest and fees	$10,489	$10,155

Credit Facility interest rate	4.77%	4.30%
(1)    Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt
As of April 30, 2018, the schedule of minimum required principal payments on our debt for each of the fiscal years ending January 31 are due according to the table below:

(In thousands)
Remainder of the fiscal year ending January 31, 2019	$3,122
2020	244,163
2021	390,252
Total	$637,537

Note 10. Income Taxes
U.S. Tax Reform
On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. The Tax Act, among other things, reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In March 2018, the FASB issued ASU 2018-05 associated with the accounting and disclosures around the enactment of the Tax Act and the Securities and Exchange Commission’s SAB 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. As of April 30, 2018, we have not changed the provisional estimates recognized for the fiscal year ended January 31, 2018.
All amounts recognized associated with the Tax Act as of April 30, 2018 are provisional. Given the complexity of the Tax Act, we are still evaluating the tax impact and obtaining the information required to complete the accounting. The date we expect to complete the accounting is not currently determinable while we continue to obtain the information required to complete the accounting. Given the provisional amounts recognized for the fiscal year ended January 31, 2018, and the fact that we have not changed our provisional estimates, the impact of measurement period adjustments was not material during the three months ended April 30, 2018.
The income tax expense and the benefit for the three months ended April 30, 2018 and 2017, respectively, is based on the estimated effective tax rate for the entire fiscal year. The estimated effective tax rate is subject to adjustment in subsequent quarterly periods as our estimates of pre-tax income and loss for the year fluctuate, including changes in the geographic mix of pre-tax income and loss.

The effective income tax rates for the three months ended April 30, 2018 was (11.5)%, compared to 36.9% for the three months ended April 30, 2017. The effective tax rate differs from the U.S. federal statutory rate primarily due to income taxed in foreign jurisdictions, state taxes, non-deductible meals and entertainment expenses, GILTI, valuation allowances and discrete items. The difference in effective income tax rates for the three months ended April 30, 2018 and 2017 primarily relates to a change in the estimated forecast of pre-tax book income and loss for each respective jurisdiction, change in federal tax rate from 35% to 21% as a result of the Tax Act, GILTI, valuation allowance recorded on disallowed interest expense, and discrete items related primarily to excess shortfalls associated with the cancellation and expiration of stock options recorded during the three months ended April 30, 2018.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized. Our deferred tax assets primarily relate to federal net operating loss and disallowed interest carry-forwards. The Tax Act limits the deduction for net business interest expense in excess of 30% percent of adjusted taxable income effective for taxable years beginning after December 31, 2017. The disallowed interest expense is carried forward indefinitely, subject to future limitations.

Based upon management’s assessment, a valuation allowance was recorded on our deferred tax asset in the amount of $2.1 million primarily for deferred tax assets related to disallowed interest expense carryforward, for the period ended April 30, 2018. Based on the weight of available evidence and the uncertainty of the reversal of this portion of the deferred tax asset, it cannot be determined that it is more likely than not (likelihood of more than 50%) that it will be realized. Management believes we will realize the benefit of the remaining deferred tax assets based on the scheduled reversal of U.S. deferred tax liabilities, related to depreciation and amortization expenses not deductible for tax purposes, which is ordinary income and therefore of the same character as the temporary differences giving rise to the deferred tax assets. This reversal will occur in substantially similar time periods and in the same jurisdictions as the deferred tax assets. As such, the deferred tax liabilities are considered a source of income sufficient to support all remaining deferred tax assets as of April 30, 2018.

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

Note 11. Shareholder’s Equity
Share-Based Compensation
Subsequent to the adoption of the 2011 Plan, on September 12, 2013, the BCI Holdings’ Board of Directors amended the 2011 Plan by resolution to increase the number of shares of BCI Holdings common stock authorized for issuance under the 2011 Plan to 1,001,339 shares. As of April 30, 2018, there were 300,937 shares available for grant. The amended 2011 Plan permits the granting of BCI Holdings stock options, nonqualified stock options and restricted stock to eligible employees and non-employee directors and consultants.

The following table summarizes stock option activity during the three months ended April 30, 2018:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)(1)	Weighted Average Term Remaining (in years)	Weighted Average Grant Date Fair Value
Outstanding, January 31, 2017	700,270	$83.87	$—	5.4
Granted	—	$—			$—
Exercised	—	$—	$—
Forfeited/canceled/expired	(9,295)	$80.94
Outstanding, April 30, 2018	690,975	$83.91	$—	5.2
Vested and expected to vest, April 30, 2018	75,816	$75.06	$—	2.1
Exercisable, April 30, 2018	75,816	$75.06	$—	2.1

(1)
Aggregate intrinsic value in the table above represents the total pre-tax value that option holders would have received had all stock option holders exercised their options as of April 30, 2018. The aggregate intrinsic value is the difference between the estimated fair market value of the BCI Holdings common stock at the end of the period and the stock option exercise price, multiplied by the number of in-the-money options. This amount will change based on the fair market value of the BCI Holdings common stock.

As of April 30, 2018, there was $15.6 million of unrecognized pre-tax share-based compensation expense related to non-vested stock options of which $0.2 million we expect to recognize over a weighted average period of 0.9 years. We expect to recognize the remaining $15.4 million, which includes $8.1 million of unrecognized share-based compensation expense for the CEO’s options, upon a Change in Control or initial public offering (“IPO”) as defined in the 2011 Plan. During the three months ended April 30, 2018, we did not recognize any share-based compensation expense related to the CEO’s options. No options were exercised during the three months ended April 30, 2018 and 2017, respectively. There were no options that vested during the three months ended April 30, 2018 and 2017, respectively.

The share-based compensation expense included within employee related expenses in our condensed consolidated statement of operations was the following:

	Three Months Ended April 30,
(In thousands)	2018	2017
Non-cash share-based compensation expense	$81	$138

The fair value of BCI Holdings stock options issued and classified as equity awards was determined using the Black-Scholes options pricing model utilizing the following weighted-average assumptions for each respective period:

Three Months Ended April 30,
2017
Expected volatility	56%
Expected dividends	—%
Expected term	7.2 years
Risk-free interest rate	1.5%

There were no option grants during the three months ended April 30, 2018.

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

Our operating and reportable segments are North America and Europe. Within each operating segment, there are common customers, common pricing structures, the ability and history of sharing equipment and resources, operational compatibility, commonality among regulatory environments, and relative geographic proximity. Our operating segments consist of the following:

•	the North American segment consisting of branches located in the United States and Canada that provide solutions suitable across both of these North American countries.

•	the European segment consisting of branches located in France, Germany, the Netherlands, and the United Kingdom, that provide solutions to customers in a number of European countries.

Selected statement of operations information for our reportable segments are the following:

	Three Months Ended April 30,
(In thousands)	2018	2017
Revenue
North America	$63,760	$54,178
Europe	12,050	8,961
Total revenue	$75,810	$63,139
Depreciation and amortization
North America	$13,279	$13,390
Europe	1,622	1,331
Total depreciation and amortization	$14,901	$14,721
Interest expense, net
North America	$10,542	$9,993
Europe	(12)	(11)
Total interest expense, net	$10,530	$9,982
Income tax expense (benefit)
North America	$223	$(5,246)
Europe	875	434
Total income tax expense (benefit)	$1,098	$(4,812)
Net (loss) income
North America (1)	$(12,554)	$(10,301)
Europe (1)	1,907	2,090
Total net loss	$(10,647)	$(8,211)

(1)	During the three months ended April 30, 2018 and 2017, we included $1.0 million and $1.1 million, respectively, of intersegment expense allocations from North America to Europe.

Total asset and long-lived asset information by reportable segment consists of the following:

(In thousands)	April 30, 2018	January 31, 2018
Total assets
North America	$671,785	$683,107
Europe	138,032	137,994
Total assets	$809,817	$821,101
Long-lived assets
North America	$257,435	$259,718
Europe	49,425	50,958
Total long-lived assets	$306,860	$310,676

Note 13. Related Party Transactions
From time to time, we enter into transactions in the normal course of business with related parties. The accounting policies that we apply to our transactions with related parties are consistent with those applied in transactions with independent third parties.

Pursuant to a professional services agreement between us and Permira Advisers L.L.C. (the “Sponsor”), we agreed to pay the Sponsor an annual management fee of $0.5 million, payable quarterly, plus reasonable out-of-pocket expenses, in connection with the planning, strategy, and oversight support provided to management. We recorded $0.1 million for each of three months ended April 30, 2018 and 2017, in aggregate management fees and expenses to the Sponsor. Management fees payable to the Sponsor totaled $0.04 million as of April 30, 2018 and January 31, 2018, respectively. Management fees are included in professional fees in the condensed consolidated statement of operations.

Note 14. Commitments and Contingencies
Litigation
We are involved in various legal actions arising in the ordinary course of conducting our business. These include claims relating to (i) personal injury or property damage involving equipment rented or sold by us, (ii) motor vehicle accidents involving our vehicles and our employees, (iii) employment-related matters, and (iv) environmental matters. We do not believe that the ultimate disposition of these matters will have a material adverse effect on our condensed consolidated financial position, results of operations or cash flow. We expense legal fees during the period in which they are incurred.

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

Condensed Consolidating Balance Sheet
April 30, 2018 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$18,814	$8,640	$—	$27,454
Accounts receivable, net	—	56,758	14,572	—	71,330
Inventories, net	—	5,099	88	—	5,187
Prepaid expenses and other assets	86	3,598	1,372	—	5,056
Total current assets	86	84,269	24,672	—	109,027
Property and equipment, net	—	245,088	61,772	—	306,860
Goodwill	—	—	56,588	—	56,588
Other intangible assets, net	—	312,714	23,234	—	335,948
Other assets	—	925	469	—	1,394
Investment in subsidiaries	342,588	131,824	—	(474,412)	—
Total assets	$342,674	$774,820	$166,735	$(474,412)	$809,817
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$77	$20,273	$2,409	$—	$22,759
Accrued expenses	8,207	15,341	5,455	—	29,003
Current portion of long-term debt (net of deferred financing costs of $3,263)	1,089	—	—	—	1,089
Intercompany balances	(323,253)	303,543	19,710	—	—
Total current liabilities	(313,880)	339,157	27,574	—	52,851
Long-term debt, net of current portion (net of deferred financing costs of $140)	633,045	—	—	—	633,045
Deferred tax liabilities, net	(32,522)	90,980	7,255	—	65,713
Other long-term liabilities	—	2,095	82	—	2,177
Total liabilities	286,643	432,232	34,911	—	753,786
Total shareholder’s equity	56,031	342,588	131,824	(474,412)	56,031
Total liabilities and shareholder’s equity	$342,674	$774,820	$166,735	$(474,412)	$809,817

Condensed Consolidating Balance Sheet
January 31, 2018
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$27,276	$7,166	$—	$34,442
Accounts receivable, net	—	54,419	13,686	—	68,105
Inventories, net	—	4,854	127	—	4,981
Prepaid expenses and other current assets	23	2,777	643	—	3,443
Total current assets	23	89,326	21,622	—	110,971
Property and equipment, net	—	246,932	63,744	—	310,676
Goodwill	—	—	57,832	—	57,832
Other intangible assets, net	—	316,578	23,951	—	340,529
Other long-term assets	—	735	358	—	1,093
Investment in subsidiaries	352,401	133,110	—	(485,511)	—
Total assets	$352,424	$786,681	$167,507	$(485,511)	$821,101
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$58	$18,718	$1,738	$—	$20,514
Accrued expenses	3,258	20,243	5,032	—	28,533
Current portion of long-term debt (net of deferred financing costs of $3,258)	905	—	—	—	905
Intercompany balances	(323,257)	303,212	20,045	—	—
Total current liabilities	(319,036)	342,173	26,815	—	49,952
Long-term debt, net of current portion (net of deferred financing costs of $932)	633,482	—	—	—	633,482
Deferred tax liabilities, net	(31,656)	89,870	7,491	—	65,705
Other long-term liabilities	—	2,237	91	—	2,328
Total liabilities	282,790	434,280	34,397	—	751,467
Total shareholder’s equity	69,634	352,401	133,110	(485,511)	69,634
Total liabilities and shareholder’s equity	$352,424	$786,681	$167,507	$(485,511)	$821,101

Condensed Consolidating Statement of Operations
For the Three Months Ended April 30, 2018 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$62,138	$13,672	$—	$75,810
Operating expenses:
Employee related expenses	3	23,817	4,174	—	27,994
Rental expense	—	10,813	1,368	—	12,181
Repair and maintenance	—	3,151	306	—	3,457
Cost of goods sold	—	2,753	188	—	2,941
Facility expense	2	6,498	969	—	7,469
Professional fees	11	1,361	134	—	1,506
Other operating expenses	84	2,599	1,668	—	4,351
Depreciation and amortization	—	12,959	1,942	—	14,901
Gain on sale of equipment	—	(726)	(7)	—	(733)
Impairment of long-lived assets	—	196	—	—	196
Total operating expenses	100	63,421	10,742	—	74,263
(Loss) income from operations	(100)	(1,283)	2,930	—	1,547
Other expenses (income):
Interest expense, net	10,489	51	(10)	—	10,530
Foreign currency exchange loss, net	—	519	47	—	566
Total other expenses, net	10,489	570	37	—	11,096
(Loss) income before income tax (benefit) expense	(10,589)	(1,853)	2,893	—	(9,549)
Income tax (benefit) expense	(866)	1,111	853	—	1,098
(Loss) income before equity in net (loss) earnings of subsidiaries	(9,723)	(2,964)	2,040	—	(10,647)
Equity in net (loss) earnings of subsidiaries	(924)	2,040	—	(1,116)	—
Net (loss) income	$(10,647)	$(924)	$2,040	$(1,116)	$(10,647)

Condensed Consolidating Statement of Operations
For the Three Months Ended April 30, 2017 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Revenue	$—	$52,796	$10,343	$—	$63,139
Operating expenses:
Employee related expenses	4	21,722	3,214	—	24,940
Rental expense	—	7,639	1,118	—	8,757
Repair and maintenance	—	2,941	227	—	3,168
Cost of goods sold	—	2,880	263	—	3,143
Facility expense	6	6,062	764	—	6,832
Professional fees	10	1,237	112	—	1,359
Other operating expenses	160	2,243	1,617	—	4,020
Depreciation and amortization	—	13,062	1,659	—	14,721
Gain on sale of equipment	—	(1,081)	(39)	—	(1,120)
Impairment of long-lived assets	—	200	—	—	200
Total operating expenses	180	56,905	8,935	—	66,020
(Loss) income from operations	(180)	(4,109)	1,408	—	(2,881)
Other expenses (income):
Interest expense, net	9,974	17	(9)	—	9,982
Foreign currency exchange loss	—	218	(58)	—	160
Total other expenses (income)	9,974	235	(67)	—	10,142
(Loss) income before income tax (benefit) expense	(10,154)	(4,344)	1,475	—	(13,023)
Income tax (benefit) expense	(965)	(4,207)	360	—	(4,812)
(Loss) income before equity in net earnings of subsidiaries	(9,189)	(137)	1,115	—	(8,211)
Equity in net earnings of subsidiaries	978	1,115	—	(2,093)	—
Net (loss) income	$(8,211)	$978	$1,115	$(2,093)	$(8,211)

Condensed Consolidating Statement of Comprehensive (Loss)
For the Three Months Ended April 30, 2018 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(10,647)	$(924)	$2,040	$(1,116)	$(10,647)
Other comprehensive income:
Foreign currency translation adjustments	—	—	(3,029)	—	(3,029)
Total comprehensive loss	$(10,647)	$(924)	$(989)	$(1,116)	$(13,676)

Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Three Months Ended April 30, 2017 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(8,211)	$978	$1,115	$(2,093)	$(8,211)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	2,090	—	2,090
Total comprehensive (loss) income	$(8,211)	$978	$3,205	$(2,093)	$(6,121)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended April 30, 2018 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(10,647)	$(924)	$2,040	$(1,116)	$(10,647)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	—	346	—	—	346
Share-based compensation expense	3	78	—	—	81
Gain on sale of equipment	—	(726)	(7)	—	(733)
Depreciation and amortization	—	12,959	1,942	—	14,901
Amortization of deferred financing costs	787	—	—	—	787
Deferred income taxes	(866)	1,110	(64)	—	180
Amortization of above market lease	—	(29)	—	—	(29)
Impairment of long-lived assets	—	196	—	—	196
Equity in net earnings of subsidiaries, net of taxes	924	(2,040)	—	1,116	—
Changes in assets and liabilities:
Accounts receivable	—	(2,685)	(1,223)	—	(3,908)
Inventories	—	(245)	35	—	(210)
Prepaid expenses and other assets	(63)	(583)	(879)	—	(1,525)
Accounts payable and other liabilities	4,969	(3,458)	1,259	—	2,770
Net cash (used in) provided by operating activities	(4,893)	3,999	3,103	—	2,209
Investing activities
Purchases of property and equipment	—	(8,049)	(1,313)	—	(9,362)
Proceeds from sale of equipment	—	867	12	—	879
Net cash used in investing activities	—	(7,182)	(1,301)	—	(8,483)
Financing activities
Intercompany investments and loans	5,934	(5,279)	(655)	—	—
Repayments of long-term debt	(1,041)	—	—	—	(1,041)
Net cash provided by (used in) financing activities	4,893	(5,279)	(655)	—	(1,041)
Effect of foreign currency translation on cash	—	—	327	—	327
Net (decrease) increase in cash and cash equivalents	—	(8,462)	1,474	—	(6,988)
Cash and cash equivalents, beginning of period	—	27,276	7,166	—	34,442
Cash and cash equivalents, end of period	$—	$18,814	$8,640	$—	$27,454

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended April 30, 2017 (unaudited)
(In thousands)

	Parent	Guarantors	Non- Guarantor Subsidiaries	Eliminations	Total
Operating activities
Net (loss) income	$(8,211)	$978	$1,115	$(2,093)	$(8,211)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts, net	—	578	22	—	600
Provision for excess and obsolete inventory, net	—	55	—	—	55
Share-based compensation expense	4	134	—	—	138
Gain on sale of equipment	—	(1,081)	(39)	—	(1,120)
Depreciation and amortization	—	13,062	1,659	—	14,721
Amortization of deferred financing costs	744	—	—	—	744
Deferred income taxes	(965)	(4,209)	125	—	(5,049)
Amortization of above market lease	—	(38)	—	—	(38)
Impairment of long-lived assets	—	200	—	—	200
Equity in net earnings of subsidiaries, net of taxes	(978)	(1,115)	—	2,093	—
Changes in assets and liabilities:
Accounts receivable	—	(6,471)	(316)	—	(6,787)
Inventories	—	(646)	(29)	—	(675)
Prepaid expenses and other current assets	(41)	757	(151)	—	565
Accounts payable and other liabilities	5,068	(6,022)	(567)	(33)	(1,554)
Net cash (used in) provided by operating activities	(4,379)	(3,818)	1,819	(33)	(6,411)
Investing activities
Purchases of property and equipment	—	(9,060)	(776)	—	(9,836)
Proceeds from sale of equipment	—	406	64	—	470
Net cash used in investing activities	—	(8,654)	(712)	—	(9,366)
Financing activities
Intercompany investments and loans	5,420	(6,693)	1,693	(420)	—
Repayment of long-term debt	(1,041)	—	—	—	(1,041)
Net cash provided by (used in) financing activities	4,379	(6,693)	1,693	(420)	(1,041)
Effect of foreign currency translation on cash	—	—	(895)	453	(442)
Net (decrease) increase in cash and cash equivalents	—	(19,165)	1,905	—	(17,260)
Cash and cash equivalents, beginning of period	—	30,607	13,956	—	44,563
Cash and cash equivalents, end of period	$—	$11,442	$15,861	$—	$27,303

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis includes historical and forward-looking information that should be read in conjunction with the accompanying condensed consolidated financial statements included in this quarterly report and our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2018. The following tables show our selected condensed consolidated historical financial data for the stated periods. The financial information presented may not be indicative of our future performance. The following discussion and analysis provides information we believe is relevant to assess and understand our condensed consolidated results of operations and financial condition. The discussion includes the following:

•	Overview;

•	Critical Accounting Policies, Estimates, and Judgments;

•	Results of Operations; and

•	Liquidity and Capital Resources.

Overview
Business
We are a provider of liquid containment, transfer and treatment solutions operating within the specialty sector of the broader industrial services industry. Throughout our operating history of over 75 years, we have developed a reputation for delivering quality containment, transfer and treatment equipment and services to a broad range of customers across a wide variety of end markets. We maintain a large and diverse rental fleet consisting of more than 25,500 serialized units as of April 30, 2018. Our fleet includes steel tanks, polyethylene tanks, modular tanks, roll-off boxes, pumps, pipes, hoses and fittings, filtration, tank trailers, berms, and trench shoring equipment.
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

We serve customers in over 15 industries, including industrial and environmental remediation, environmental services, refining, construction, chemicals, transportation, power, municipal works, pipeline and oil and gas. During the three months ended April 30, 2018, no single customer accounted for more than 10% of our total revenue, and our top ten customers accounted for approximately 19.1% of our total revenue.

The demand for our services in the upstream segment of the oil and gas industry, which comprised approximately 9.7% of our total revenue for the three months ended April 30, 2018, depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile and the substantial reductions in crude oil prices that began in October 2014, and continued into 2015 and 2016, have resulted in a decline in the level of drilling and production activity, reducing the demand for containment solutions in the basins in which we operate. A further reduction in crude oil and natural gas prices could lead to continued declines in the level of production activity and demand for our services, which could result in the recognition of additional impairment charges of our intangible assets and property and equipment associated with our North American operations.

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

Geographic Operations
Our branches and employees by reportable segment were as follows:

	April 30,
	2018	2017	Change
Branches:
Number of branches-North American Segment	45	46	(1)
Number of branches-European Segment	11	11	—
Total branches	56	57	(1)
Employees:
Number of employees-North American Segment	830	758	72
Number of employees-European Segment	159	141	18
Total employees	989	899	90

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

Critical Accounting Policies, Estimates, and Judgments
The preparation and presentation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to establish policies and make estimates and assumptions that affect (i) the amounts of assets and liabilities as of the dates presented on the accompanying condensed consolidated balance sheets, and (ii) the amounts of revenues and expenses during the reporting period in the accompanying condensed consolidated statements of operations. On an ongoing basis, we evaluate our estimates, judgments and assumptions, including those related to revenue recognition, allowances for doubtful accounts, inventory valuation, customer rebates, sales returns and allowances, medical insurance claims, litigation accruals, impairment of long-lived assets, intangible assets, and goodwill, depreciation, contingencies, income taxes and share-based compensation. We believe our estimates, judgments and assumptions are reasonable; however, actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We do not believe that there have been any significant changes during the three months ended April 30, 2018 to the items that we disclosed as our critical accounting policies, estimates, and assumptions included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2018.

Recent Accounting Pronouncements
Refer to Note 3, “Accounting Pronouncements” of the notes to the condensed consolidated financial statements for a discussion of new accounting guidance.

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

The forward-looking statements set forth in this quarterly report on Form 10-Q regarding, among other things, future commodities prices and costs, production volumes, industry trends, achievement of revenue, profitability and net income in future quarters, future prices and demand for our products and services, estimated fair value for purposes of write-down of goodwill, and estimated cash flows and sufficiency of cash flows to fund capital expenditures, reflect only our expectations regarding these matters. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following:

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

For a more complete description of these and other possible risks and uncertainties, please refer to our Annual Report on Form 10-K for the year ended January 31, 2018. Our forward-looking statements herein speak only as of the date hereof, and we make no commitment to update or publicly release any revisions to forward-looking statements in order to reflect events, circumstances or changes in expectations.

Condensed Consolidated Statements of Operations (unaudited)
The following table presents our results of operations as follows:

	Three Months Ended April 30,
	2018		2017
(In thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue
Revenue:
Rental revenue	$62,362	82.3%	$50,813	80.5%
Sales revenue	5,225	6.9%	4,698	7.4%
Service revenue	8,223	10.8%	7,628	12.1%
Total revenue	75,810	100.0%	63,139	100.0%
Operating expenses:
Employee related expenses	27,994	36.9%	24,940	39.5%
Rental expenses	12,181	16.1%	8,757	13.9%
Repair and maintenance	3,457	4.6%	3,168	5.0%
Cost of goods sold	2,941	3.9%	3,143	5.0%
Facility expenses	7,469	9.9%	6,832	10.8%
Professional fees	1,506	2.0%	1,359	2.2%
Other operating expenses	4,351	5.7%	4,020	6.4%
Depreciation and amortization	14,901	19.7%	14,721	23.3%
Gain on sale of equipment	(733)	(1.0)%	(1,120)	(1.8)%
Impairment of long-lived assets	196	0.3%	200	0.3%
Total operating expenses	74,263	98.1%	66,020	104.6%
Income (loss) from operations	1,547	1.9%	(2,881)	(4.6)%
Other expense:
Interest expense, net	10,530	13.9%	9,982	15.8%
Foreign currency exchange loss, net	566	0.7%	160	0.3%
Total other expenses, net	11,096	14.6%	10,142	16.1%
Loss before income taxes	(9,549)	(12.7)%	(13,023)	(20.7)%
Income tax expense (benefit)	1,098	1.4%	(4,812)	(7.6)%
Net loss	$(10,647)	(14.1)%	$(8,211)	(13.1)%

Non-U.S. GAAP Financial Measures
The following is a reconciliation of our net loss to EBITDA and Adjusted EBITDA as follows:

	Three Months Ended April 30,
(In thousands)	2018	2017
Net loss	$(10,647)	$(8,211)
Interest expense, net	10,530	9,982
Income tax expense (benefit)	1,098	(4,812)
Depreciation and amortization	14,901	14,721
EBITDA	15,882	11,680
Foreign currency exchange loss	566	160
Financing related costs	56	36
Sponsor management fees	147	133
Share-based compensation expense	81	138
Impairment of long-lived assets	196	200
Restructure related costs	34	75
Other	873	680
Adjusted EBITDA	$17,835	$13,102
Adjusted EBITDA margin	23.5%	20.8%
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

Results of Operations
Three Months Ended April 30, 2018 Compared to April 30, 2017

	Three Months Ended April 30,
(In thousands, except Operating Data)	2018	2017	$ Change		% Change
North America
Rental revenue	$51,445	$42,704	$8,741		20.5%
Sales revenue	5,044	4,498	546		12.1%
Service revenue	7,271	6,976	295		4.2%
Total North America revenue	63,760	54,178	9,582		17.7%
Total operating expenses(3)	65,948	59,482	6,466		10.9%
Loss from operations	$(2,188)	$(5,304)	$3,116		58.7%
Europe
Rental revenue	$10,917	$8,109	$2,808		34.6%
Sales revenue	181	200	(19)		(9.5)%
Service revenue	952	652	300		46.0%
Total European revenue	12,050	8,961	3,089		34.5%
Total operating expenses(3)	8,315	6,538	1,777		27.2%
Income from operations	$3,735	$2,423	$1,312		54.1%
Consolidated
Total revenue	$75,810	$63,139	$12,671		20.1%
Total operating expenses	74,263	66,020	8,243		12.5%
Total income (loss) from operations	$1,547	$(2,881)	$4,428		153.7%

Operating Data:
North America
Average utilization (1)	53.1%	45.5%	760	bps
Average daily rental rate (2)	$29.62	$29.35	$0.27		0.9%
Average number of rental units	22,934	22,710	224		1.0%
Europe
Average utilization (1)	42.2%	39.1%	310	bps
Average daily rental rate (2)	$89.70	$81.60	$8.10		9.9%
Average number of rental units	2,227	1,979	248		12.5%
Consolidated
Average utilization (1)	52.1%	45.0%	710	bps
Average daily rental rate (2)	$33.93	$32.99	$0.94		2.8%
Average number of rental units	25,161	24,689	472		1.9%

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

(3)
Total operating expenses by reporting segment excludes inter-segment allocations from North America to Europe of $1.0 million and $1.1 million for the three months ended April 30, 2018 and 2017, respectively.

Revenue
North America
Our North American segment, saw overall revenue growth in most of its key industries. Our largest industry growth was seen within our maintenance end market of $6.7 million, or 24.4%. This was driven by an increase in plant maintenance activities with new and existing customers. Our construction industry also grew by $2.3 million, or 20.0% as a result of new construction primarily in our western region. Upstream oil and gas revenue also increased by $1.4 million, or 25.1%. We started to see slight growth in oil and upstream gas revenue beginning in the second quarter of fiscal 2018, which continued into fiscal year 2019 with increased customer commitments. These increases were offset by a decrease in the environmental remediation industry of $0.7 million, or 10.2%. Our average utilization rate increased 760 bps. Our average daily rental rate slightly increased due to the increased demand for our product offering. The rental revenue increase in these industries also positively impacted our sales and service revenue.

Europe
Our European segment revenue increased primarily due to an increase in revenues within our chemical customers of $1.0 million, or 61.5%, our refinery customers of $0.7 million, or 33.9% our environmental remediation customers of $0.6 million, or 59.2% and our manufacturing customers of $0.4 million, or 108.9%. The increases are primarily due to the introduction of our pumps and filtration line of business as well as the overall business growth in Europe. Average utilization increased 310 bps primarily due to the 12.5% growth in the number of rental units as our expansion into the pump and filtration business continues to grow. The slight increase in our average daily rental rate is due to increased demand for our product offering.

Operating Expenses
North America
The increase in total operating expenses of $6.5 million was due to the following:

•	$3.2 million increase in rental expenses is primarily due to re-bill and re-rent expenses as a result of higher rental revenue.

•
$2.2 million increase in employee related expenses is primarily due to an increase in headcount, adding 72 employees, or 9.5%, since April 30, 2017, representing $1.4 million and a $1.4 million increase in bonus expense. These increases were partially offset by a decrease in insurance expense.

•	$0.4 million increase in facility expense primarily due to property rent and corporate meetings.

•	$0.4 million decrease in the gain on sale of equipment due to lower equipment sales.

•
$0.2 million increase in repair and maintenance expense as part of our initiative to get the majority of our network Rental Ready Optimization Concept (“RROC”) certified. The RROC program has many features, in particular maintaining certain levels of rent readiness throughout the network in anticipation of demand. Our branches prioritize equipment repairs based on customer needs to ensure we meet customer demands.

•	$0.2 million increase in other operating expenses is due to higher personnel recruiting, employee training, travel expenses and insurance expenses partially offset by lower bad debt expense.

•	These increases were partially offset by a $0.1 million decrease in several other various expenses that individually are not material.

Europe
The increase in total operating expenses of $1.7 million was due to the following:

•
$0.9 million increase in employee related expenses primarily in wages for operations. Employee related expenses increased primarily due to an increase in headcount of 18 employees, or 12.8%, from 141 employees as of April 30, 2017 to 159 employees as of April 30, 2018, to support the growth in our business.

•	$0.3 million increase in depreciation and amortization expense as a result of the increase in fixed assets specifically related to the increase in our pump and filtration business line rental assets.

•	$0.2 million increase in facility expense due to the increase in rental equipment at our facilities and property rent.

•	$0.2 million increase in rental expense is primarily due to re-bill expenses and truck expenses as a result of higher rental revenue.

•	$0.1 million increase in other operating expense is due to higher personnel recruiting, employee training and travel expenses.

Income Tax Expense
Income tax expense during the three months ended April 30, 2018 increased by $5.9 million to $1.1 million from a benefit of $4.8 million during the three months ended April 30, 2017. The tax expense increase was primarily due to a decrease in book losses, a valuation allowance recorded on deferred tax assets related to disallowed interest expense and a taxable income inclusion associated with global intangible low-taxed income (“GILTI”) for the three months ended April 30, 2018.

Liquidity and Capital Resources
Liquidity Summary
We have a history of generating higher cash flow from operations than net loss recorded during the same period. The cash flow to fund our business has historically been generated from operations. We utilize this cash flow to invest in property and equipment that are core to our business and to finance and reduce debt. We invest in assets that have relatively long useful lives. The Internal Revenue Code allows us to accelerate the depreciation of these assets for tax purposes over a much shorter period allowing us to defer the payment of income taxes.

Cash and cash equivalents by geographic region were the following:

(In thousands)	April 30, 2018	January 31, 2018	$ Change	% Change
United States	$18,814	$27,276	$(8,462)	(31.0)%
Europe	7,788	6,241	1,547	24.8%
Canada	852	925	(73)	(7.9)%
Total cash and cash equivalents	$27,454	$34,442	$(6,988)	(20.3)%

Our cash held outside the United States may be repatriated to the United States but, under current law, may be subject to United States state income taxes and foreign withholding taxes. We do not plan to repatriate cash balances from our foreign subsidiaries to fund our operations within the United States. We have not recognized deferred income taxes for state income, local country income and withholding taxes that could be incurred on distributions of certain non-U.S. earnings or for outside basis differences in our subsidiaries, because we plan to indefinitely reinvest such earnings and basis differences. We utilize a variety of cash planning strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed. Our intent is to meet our domestic liquidity needs through ongoing cash flow, external borrowings, or both. Cash was down compared to the year ended January 31, 2018 primarily as a result of increased capital reinvestment.

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

Debt
On June 1, 2011, we (i) entered into a $435.0 million senior secured credit facility (the “Credit Facility”), consisting of a $390.0 million term loan facility (the “Senior Term Loan”) and a $45.0 million revolving credit facility (the “Revolving Credit Facility”) and (ii) issued $240.0 million in aggregate principal amount of senior unsecured notes (“Notes”) due June 1, 2019 (the “Notes”).

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
On April 30, 2018, we did not have an outstanding balance on the Revolving Credit Facility, as a result, we were not subject to a leverage test. Additionally, we were in compliance with all of our requirements and covenant tests under the Credit Facility.

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
Costs related to debt financing are deferred and amortized to interest expense over the term of the underlying debt instruments utilizing the straight-line method for our revolving credit facility and the effective interest method for our senior term and revolving loan facilities. We amortized $0.8 million and $0.7 million of deferred financing costs during the three months ended April 30, 2018 and 2017, respectively.

Senior Unsecured Notes due 2019
On June 1, 2011, we issued $240.0 million of fixed rate 8.25% Notes, due June 1, 2019. We may redeem all or any portion of the Notes at the redemption prices set forth in the indenture, plus accrued and unpaid interest. Upon a change of control, we are required to make an offer to redeem all of the Notes from the holders at a redemption price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, to the date of the repurchase. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by our direct and indirect existing and future wholly-owned domestic restricted subsidiaries.

Going Concern
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
Management is optimistic that we will be able to refinance or extend our debt maturities, in part because of our improving financial results and decreasing net leverage. There is no assurance that the debt will be refinanced or extended in a timely manner, in amounts that are sufficient to meet the Company's obligations as they become due, or on terms acceptable to the Company, or at all. See our Risk Factors included in Item 1A of the Annual Report on Form 10-K for the fiscal year ended January 31, 2018. The Company’s ability to meet its obligations as they become due in the ordinary course of business over the next twelve months will depend on its ability to refinance or extend the maturity of its Notes. This assumes, among other things, that the Company will continue to be successful in implementing its business strategy and that there will be no material adverse developments in its business, liquidity or capital requirements.
The Company has been reviewing a number of potential alternatives regarding its outstanding indebtedness. These alternatives include refinancing and/or other transactions. The Company has considered and will continue to evaluate potential transactions to improve its capital structure and address its liquidity constraints.

Interest and Fees
Interest and fees related to our Credit Facility and the Notes were as follows:

	Three Months Ended April 30,
(In thousands)	2018	2017
Credit Facility interest and fees	$5,161	$4,859
Notes interest and fees (1)	5,328	5,296
Total interest and fees	$10,489	$10,155

Credit Facility interest rate	4.77%	4.30%

(1)	Interest on the Notes is payable semi-annually based upon a fixed annual rate of 8.25%.

Principal Payments on Debt
As of April 30, 2018, the schedule of minimum required principal payments on our debt for each of the fiscal years ending January 31 are due according to the table below:

(In thousands)
Remainder of the fiscal year ending January 31, 2019	$3,122
2020	244,163
Total	$637,537

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

Cash Provided by Operating Activities
Cash provided by operating activities was $2.2 million for the three months ended April 30, 2018 as compared to cash used in operating activities of $6.4 million for the three months ended April 30, 2017. Net loss of $10.6 million was adjusted by the following non-cash items, such as depreciation and amortization of $14.9 million, amortization of deferred financing costs $0.8 million, gain on sale of equipment $0.7 million, impairment of long-lived assets of $0.2 million and deferred income taxes of $0.2 million. Additionally, our cash flows from operations include a $3.9 million use of cash related to an increase in accounts receivable as a result of higher revenues. Accounts payable and other liabilities was a source of cash of $2.8 million due to the timing of purchases and payments to our suppliers. Prepaid expenses and other assets was a use of cash of $1.5 million primarily relating to the timing of the amortization of various prepaid expenses.

Cash Used In Investing Activities
Cash used in investing activities was $8.5 million for the three months ended April 30, 2018, as compared to $9.4 million for the three months ended April 30, 2017. Cash used for the purchase of rental equipment was $9.4 million for the nine months ended April 30, 2018, compared to $9.8 million for the three months ended April 30, 2017. We received $0.9 million in cash proceeds from the sale of equipment for the three months ended April 30, 2018, compared to $0.5 million for the three months ended April 30, 2017.

Cash Used In Financing Activities
Cash used in financing activities was $1.0 million for the three months ended April 30, 2018, as compared to $1.0 million for the three months ended April 30, 2017 and represents principal payments on our debt.

Effect of Exchange Rate Changes on Cash
The effect of foreign currency translation on cash resulted in an increase of $0.3 million during the three months ended April 30, 2018, as compared to a $0.4 million decrease to cash and cash equivalents during the three months ended April 30, 2017.

Contractual Obligations
There has been no material change to our contractual obligations as disclosed in our 2018 Annual Report.

Off-Balance Sheet Arrangements
    As of April 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rates
From time to time, we may use interest rate swaps, collars or options to manage our exposure to fluctuations in interest rates. As of April 30, 2018, our total indebtedness was $637.5 million (including $240.0 million aggregate principal amount of Notes and $397.5 million aggregate principal amount outstanding of LIBOR term loans (subject to a 1.25% floor) under our term loan facility). A 100 basis point increase or decrease in the assumed interest rates on the credit facilities would result in a $0.7 million increase or decrease in reported net loss for the three months ended April 30, 2018.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2018.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
The information set forth above under Note 14, “Commitments and Contingencies – Litigation,” contained in the notes to the condensed consolidated financial statements is incorporated herein by reference.

Item 1A. Risk Factors
Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Form 10-K for the year ended January 31, 2018, which risk factors are incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.

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

BAKERCORP INTERNATIONAL, INC.

Date:	June 15, 2018	By:	/s/ Robert Craycraft
Robert Craycraft
President and Chief Executive Officer

		By:	/s/ Michael J. Henricks
Michael J. Henricks
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document